Form 10-K
period 1995-01-01
CHAMPION PARTS INC
filed 1995-04-24
CIK 19161

SECURITIES AND EXCHANGE COMMISSION

			    WASHINGTON, D.C.  20549

				  FORM 10-K


	      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
	     OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
		   For the fiscal year ended January 1, 1995

				      OR

	     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
		 For the transition period from        to

			  Commission  File No. 1-7807

			     CHAMPION PARTS, INC.
	    (Exact name of Registrant as specified in its charter)



	  Illinois                                   36-2088911
(State or other jurisdiction of         (IRS Employer Identification Number)
 incorporation or organization)

2525 22nd Street, Oak Brook, Illinois               60521

(Address of Principal Executive Offices)          (Zip Code)



Registrant's telephone number, including area code:  708/573-6600



Securities Registered Pursuant to Section 12(b) of the Act:

				     None


Securities Registered Pursuant to Section 12(g) of the Act:



			Common Shares, $.10 Par Value
			       (Title of Class)



		Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes   X      No  ___



		Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's
knowledge, in definitive proxy or information statements
incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [   ]



		As of April 10, 1995, 3,655,266 Common Shares were outstanding and the aggregate market value of the Common Shares held by non-affiliates of the Registrant (based on the closing price as reported on NASDAQ) was approximately $6,002,000. For information as to persons considered to be affiliates for purposes of this calculation, see "Item 5. Market for the Company's Common Shares and Related Shareholder Matters".

PART I



Item 1.         BUSINESS



	Unless the context indicates otherwise, the term "Company" as used herein means Champion Parts, Inc. and its subsidiaries.



PRODUCTS



	The Company remanufactures a broad line of functional replacement parts for automobiles, trucks and farm and industrial equipment.



	The Company's general product line includes carburetors, water pumps, clutches, starters, alternators, generators, starter drives and solenoids, and constant velocity drive shaft assemblies for substantially all makes and models of domestic and foreign automobiles and trucks, and many makes and models of farm and industrial equipment. In selected markets, the Company sells disc brake calipers, master cylinders, power steering pumps, windshield wiper motors, and distributors. The Company's product line also includes diesel fuel injection systems primarily for light duty vehicles and for some domestic automobiles and heavy duty trucks.



	During the fiscal years ended January 1, 1995, January 2, 1994 and January 3, 1993, the Company's sales of parts for automobiles (including light duty trucks) accounted for approximately 92%, 89% and 87%, respectively, of the Company's net sales, and sales of parts for heavy duty trucks and farm equipment accounted for approximately 8%, 11% and 13%, respectively, of such net sales.





MARKETING AND DISTRIBUTION



	The Company's products are marketed throughout the continental United States and in Canada. The Company sells to automotive warehouse distributors, which in turn sell to jobber stores and through them to service stations, automobile repair shops and individual motorists. In addition, the Company sells to aftermarket retail chains who distribute products through their stores. Other customers of the Company include manufacturers of automobiles, trucks and farm equipment, which purchase the Company's products for resale through their dealers, independent fleet specialists who distribute replacement parts for these vehicles and large volume automotive retailers. Of the Company's net sales in the year ended January 1, 1995, approximately 54% were to automotive warehouse distributors;
approximately 13% were to manufacturers of automobiles, trucks and farm equipment and heavy duty fleet specialists; and approximately 33% were to retailers and other customers.



	The Company exhibits its products at trade shows and advertises in nationally and regionally distributed automotive trade magazines. The Company also prepares and publishes catalogs of its products, including a guide with information as to the various vehicle models for which the Company's products may be used and a pictorial product identification guide to assist customers in the return of used units. The Company's salespersons and sales agents call on selected customers of warehouse distributors which carry the Company's products to familiarize these customers with the Company's products and the applications of its products to varied automotive equipment.



	During the fiscal year ended January 1, 1995, the three largest customers of the Company accounted for approximately 20%
(Northern Automotive Corporation), 15% (APS, Inc.) and 13%
(Genuine Parts Company), respectively, of net sales, and no other customer accounted for more than 6% of net sales.



	Most of the Company's products are distributed from each of the Company's plants. Heavy duty products are stocked at and delivered from the same facilities as automotive products.



	The Company makes available to its customers the MEMA Transnet(TM) computerized order entry system which is administered by the Motor Equipment Manufacturers Association. The MEMA Transnet(TM) system enables a customer in any area of the United States to place orders into the Company's central computer, which transmits the orders to the Company's plant servicing that customer's geographic area.



	As of February 1, 1995, sales were made by a total of 27 sales personnel. Of these, 23 were salaried salespersons, and 4 were employed by the Company as support staff. The Company also utilizes 11 sales agencies to supplement the direct sales force.



	Approximately 45% of the Company's net sales during the fiscal year ended January 1, 1995 were under trade names of the Company, and the balance was sold under private labels of certain customers such as vehicle manufacturers, warehouse distributor groups and retailers.



	The Company does not consider its business to be highly seasonal. Typically, fourth quarter sales are lower than those in prior quarters due to customer ordering patterns.





MATERIALS



	In its remanufacturing operations, the Company obtains used units, commonly known as "cores". A majority of the units remanufactured by the Company are purchased back from customers as trade-ins, which are encouraged by the Company in the sale of remanufactured units.



	The price of a finished product is comprised of a separately invoiced amount for the core included in the product ("core value") and an amount for remanufacturing. Upon receipt of a core as a trade-in, credit is given to the customer for the then current core value of the part returned. The Company limits trade-ins to cores for units included in its sales catalogs and in rebuildable condition, and credit for cores is allowed only against purchases by a customer of similar remanufactured products within a specified time period. A customer's total allowable credit for core trade-ins is further limited by the dollar volume of the customer's purchases of similar products within such time period. In addition to allowing core returns, the Company permits warranty and stock adjustment returns
(generally referred to as "product returns") pursuant to established policies. The Company's core return policies are consistent with industry practice, whereby remanufacturers accept product returns from current customers regardless of whether the remanufacturer actually sold the product. The
Company has no obligation to accept product returns from customers that no longer purchase from the Company.



	Other materials and component parts used in remanufacturing, and some cores, are purchased in the open market. When cores are not available in sufficient supply for late models of automobiles, trucks and farm equipment or for foreign model automobiles, new units sometimes are purchased and sold as remanufactured units. To market a full line of products, the Company also purchases certain remanufactured and new automotive parts which it does not produce.



PATENTS, TRADEMARKS, ETC.



	The Company has no material patents, trademarks, licenses, franchises or concessions.



BACKLOG



	The Company did not have a significant order backlog at any time during the fiscal years 1993 or 1994.



COMPETITION



	The Company believes it is one of the largest remanufacturers of functional automotive replacement parts in the United States, although reliable information indicating its comparative position in the industry is not available. Certain of the Company's competitors are divisions or subsidiaries of organizations also engaged in other businesses which have substantially greater financial resources than the Company. The remanufactured automotive parts industry is highly competitive as the Company competes with a number of other companies
(including certain original equipment manufacturers) which sell remanufactured automotive parts. The Company competes with several large regional remanufacturers and with remanufacturers which are franchised by certain original equipment manufacturers to remanufacture their products for regional distribution. The Company also competes with numerous remanufacturers which serve comparatively local areas. In addition, sales of remanufactured parts compete with sales of similar new replacement parts. Manufacturers of kits used by mechanics to rebuild carburetors may also be deemed to be competitors of the Company.



	The Company competes in a number of ways, including price, quality, product performance, prompt order fill, service and warranties. The Company believes its ability to offer and distribute a full line of products on a national level has been an important factor in enabling the Company to compete effectively.





ENGINEERING



	The Engineering Department participates in product planning, product line structuring, cataloging and engineering of the Company's products and in developing manufacturing processes.
The primary activities of the Department are improving the quality of existing products, formulating specifications and procedures for adapting particular remanufactured products for use on makes and models of vehicles in addition to those for which originally designed, converting cores from earlier makes and models for use on later makes and models and developing specifications, supplies and procedures for remanufacturing additional products. The Department also conducts periodic quality audits of the Company's plants under its quality improvement program to test product quality and compliance with specifications.



	The Company believes such activities improve the Company's ability to serve the needs of its customers. The Department also designs and builds new tools, machines and testing equipment for use in all the Company's plants, and develops specifications for certain components manufactured by the Company for use in its remanufacturing operations. The
Department designs and tests new methods of reassembling components and cleaning parts and cores. During the fiscal years 1994, 1993 and 1992, the Company expended approximately
$944,000, $940,000 and $1,224,000, respectively, in these
engineering activities.





ENVIRONMENTAL MATTERS



	The Company is subject to various Federal, state and local environmental laws and regulations incidental to its business.
The Company continues to modify, on an ongoing basis, processes that may have an environmental impact. Management believes that the effects of compliance with environmental laws that have been enacted or adopted will not have a material effect on capital expenditures, earnings or competitive position.



EMPLOYEES



	As of January 31, 1995, the Company employed approximately 1,470 persons, including 205 salaried employees at corporate headquarters and plant locations; and approximately 1,265 production, warehouse and maintenance employees and truck drivers, 720 of whom were subject to union collective bargaining agreements. In addition, the Company utilizes temporary workers provided by employment agencies.



	The Collective Bargaining Agreement between the Company and the United Auto Workers at the Company's Hope, Arkansas facility expired on April 26, 1991. At the expiration of the contract, the Company implemented its final offer with respect to workers at the facility. The union went on strike effective September
4, 1991. Since the commencement of the strike, the plant has been operating with employees who opted to continue working, as well as with permanent replacements. There have been no significant interruptions in production as a result of the strike, and management anticipates no significant interruptions in the future as a result of the strike.



	The Collective Bargaining Agreement between the Company and the International Brotherhood of Electrical Workers at the Company's
Pennsylvania facilities was renewed for a three year term beginning September 1, 1993.



RECENT DEVELOPMENTS



	On March 23, 1995, the Company entered into a Preferred Stock Purchase Agreement (the "Agreement") with RGP Holding, Inc.
("RGP"), an affiliate of Mr. Raymond G. Perelman, a director, the Chairman of the Board of Directors and the beneficial owner of 18.1% of the outstanding Common Shares of the Company, pursuant to which Agreement RGP agreed, subject to the terms and conditions of the agreement, to purchase 1,666,667 shares of the Company's newly authorized Series A Redeemable Cumulative Convertible Voting 9% Preferred Shares (the "Preferred Shares") at a purchase price of $3.00 per share, or an aggregate purchase price of $5,000,001, subject to the terms and conditions of the agreement.



	On April 17, 1995 RGP notified the Company that it had determined, not to consummate the purchase. RGP stated that the Company failed to satisfy certain conditions for closing.



	The Company's Current Report on Form 8-K filed March 23, 1995, which form describes the proposed purchase, is incorporated herein by reference.





Item 2.         PROPERTIES



	The Company's corporate headquarters are located at 2525 22nd Street, Oak Brook, Illinois, a one-story building which has approximately 91,500 square feet of space, and is leased under a sublease which expires in 1996. The facility houses the Company's corporate office functions, including administration, accounting, data processing, marketing, and limited engineering and product development. Approximately one-third of the facility is used for office space and the remainder is used for storage and a limited distribution facility.



	The following table sets forth certain information with respect to each of the Company's remanufacturing, warehousing and service facilities other than the corporate headquarters:



			       Warehouse               Remanufacturing
				 Area                       Area
Location                       (sq. ft.)                  (sq. ft.)


OWNED:

Fresno, California               50,000                   110,000

Lock Haven, Pennsylvania           ---                     50,000

Beech Creek, Pennsylvania        40,000                   160,000



HELD UNDER INDUSTRIAL
REVENUE FINANCING ARRANGEMENTS:


Lock Haven, Pennsylvania           ---                     55,000


Hope, Arkansas                   55,000                   221,000



LEASED:

Maple, Ontario,
   Canada                        30,000                    16,000


Hope, Arkansas                   35,000                      ---



	The Company's plants are well maintained and are in good condition and repair. A substantial portion of the machinery and equipment has been designed by the Company for its particular purposes and, in many instances, has been built by it.



	In connection with the Company's plant consolidation plan announced in March, 1994, the facilities in Lock Haven, Pennsylvania are currently idle. It is the Company's present intention to dispose of these properties.





Item 3.         LEGAL PROCEEDINGS



Spectron/Galaxy Site



	The Company was notified in 1989 by the United States Environmental Protection Agency ("EPA") that it was a "potentially responsible party" ("PRP") with respect to the removal of hazardous substances from the Spectron, Inc. site in Elkton, Maryland (the "Spectron Site"). The Company has admitted to sending 93,868 gallons of liquid substances to the Spectron Site.



	A PRP Group known as the Spectron Steering Committee ("SSC") was formed and in August, 1989, an Administrative Order by Consent ("Phase I Order"), authorizing the SSC to conduct the surface removal, and a Consent Agreement under which the PRPs became obligated to reimburse the EPA for its past costs in connection with the site, were entered into by the EPA and approximately ten PRPs, including several major industrial corporations.



	The Company has been informed that the costs incurred to date with respect to the removal phase of the Spectron Site are approximately $8.0 to $8.5 million, but that although the removal project has been completed, there has not yet been a final accounting for that phase of the activity because the EPA has not yet demanded payment of its past or oversight costs.



	The Company entered into an agreement with the Company's waste transporter, which selected the Spectron Site, pursuant to which the transporter paid one-half of the cost attributed to surface removal for the Company's waste sent to the Spectron Site. The
Company has paid approximately $17,000 for its portion of the removal.



	In 1990, the Company received notices that the EPA has determined that ground water seepages from the Spectron Site pose an imminent endangerment to nearby residents and the environment. A number of additional PRPs who had not been notified of potential liability for the surface removal were contacted by the EPA in preparation for the second phase of activity at the site ("Phase II"). Most of the newly noticed parties had used the site during its earlier years of operation, prior to 1979, when it was known as Galaxy Chemicals.



	The Company has been informed by the waste transporter that the Spectron Contributors reached agreement with the Galaxy
Contributors with respect to Phase II to the effect that the Galaxy Contributors will contribute approximately $3.5 million to Phase II, and that up to an additional approximate $4 million of clean-up costs will be allocated between the two groups on a formula basis based on gallons contributed. The
Company is informed that the Galaxy Contributors have spent approximately $1 million to date and are focusing efforts on a plan to contain seepage from the site into an adjacent creek.
The Company's waste transporter has informed the Company that preliminary estimates of the cost of the containment plan range up to $15 million, of which the Galaxy Contributors would pay $2.5 million (the unpaid balance of the $3.5 million), with the remainder of the cost expected to be shared by the Galaxy
Contributors and the Spectron Contributors on a formula based on gallons contributed. Under such an arrangement the Company's liability is estimated to be approximately $35,000.



	The Company is informed that the Galaxy Contributors contributed approximately 10,200,000 gallons and the Spectron
Contributors contributed approximately 19,200,000 gallons to the site. The Company is not a Galaxy Contributor.



	The Company cannot estimate at this time the cost of any
further cleanup activities for the site nor its portion of any
liability, if any.   The Company is not an active participant in
the proceedings.





Fort Smith, Arkansas



	Until 1984 the Company operated a leased facility in Fort Smith, Arkansas. The lessor was a trust for the benefit of, among others, members of the Gross family, including two present directors of the Company. In 1989, the Company, along with the owner of the property, retained a consultant to perform a limited environmental investigation. The preliminary investigation revealed the possibility of soil contamination, consisting of petroleum hydrocarbons and heavy metals. The results of this limited investigation warrant further investigation. The Company may have liability for environmental conditions at the property. Until a more extensive investigation is conducted, the Company cannot evaluate the extent of the contamination or the appropriate remedial response, if any, or the ultimate cost of responding to the contamination.



Double Eagle Site, Oklahoma City



	In 1991, the Company received a 104(e) information request from the EPA under CERCLA with respect to the Double Eagle site to which it responded. Information available to the Company indicates that the facility recycled used oil into finished lubricating oil, and began operating as early as 1929. The
Double Eagle site has been identified as a wetland, and the EPA has placed the site on the National Priorities List.



	The Company has not yet received any general or special notice letters indicating that the EPA views it as a potentially responsible party at this site. In 1992 conversations with the Assistant Regional Counsel of the EPA, it was indicated that the EPA did not view the Company as a major contributor of waste to the site and that most of the contamination at the site had occurred prior to 1985. The Company's records indicate that it began shipping waste mineral spirits and blend oil to Double
Eagle in 1985 and continued shipments until 1988.



	At this time no formal proceedings have been initiated by the EPA against the Company, and the Company has not paid, nor has it been billed for, any amount. The Company cannot estimate the liability, if any, which might result with respect to the Double Eagle Site, and believes that it may qualify for treatment as a de minimis party.


City of Industry, California



	In June, 1992, the Company was notified that contamination was discovered in soil at a site at 825 Lawson Street, City of Industry, California at which the Company conducted operations from about 1969 to 1981. Solvents of the type used by the Company in its operations had impacted the soil and shallow groundwater at the site. These same solvents are found in the soil and groundwater at numerous other sites in the City of Industry and surrounding Puente Valley. To date, the Company's response to the matter has been one of cooperation with the authorities and other potentially responsible parties.



	The potentially responsible parties with respect to the 825 Lawson Street property are the Company, the current landowner, another prior operator at the site, and a prior landowner. The Company, the other prior operator and the prior landowner have conducted a subsurface investigation of the site at the request of the California Regional Water Quality Control Board (the
"Water Board"), a state agency to which the EPA has delegated CERCLA enforcement authority for any soil contamination at this site. The site assessment, completed in July, 1994, revealed volatile organic compounds in the soil and shallow groundwater beneath the Lawson Street property. The Site Assessment Report has been submitted to the Water Board.



	The Water Board has not yet responded to the Site Assessment Report, but the Company believes that the Water Board will require cleanup of the property. It is too early to predict the cleanup methodology to be required by the Water Board, or the cost of the cleanup. The Company has interviewed consultants who have proposed cleanup approaches, however, which would cost in the range of $500,000 to $750,000. Under the present Cost Sharing Agreement with the other two parties who funded the Site Assessment Report, the Company would be responsible for paying one-third of the cost of the cleanup of the Lawson Street property. The Company and the other parties to this Agreement are also considering pursuit of the current property owner for its share of these costs.



	On a related matter, in April, 1993, the Company was named by the EPA as one of 57 potentially responsible parties from whom the EPA would solicit an offer to investigate and clean up groundwater contamination in the Puente Valley operable unit of the San Gabriel Valley, where the City of Industry is located.
The other three 825 Lawson parties referred to above also received this "special notice" letter. The Company, the other prior operator and the prior land owner have joined the Puente
Valley Steering Committee ("PVSC"), which includes approximately
43 of the special notice recipients. The group's members include several large industrial corporations.



	On September 30, 1993, this group of potentially responsible parties entered into an administrative Consent Order (the
"Consent Decree") with EPA, pursuant to which the participants would perform a remedial investigation and feasibility study
(RI/FS) for the Puente Valley operable unit. The current estimates for the total cost of the RI/FS range from $2.8 million to $4.2 million. The participants also executed an allocation agreement covering the payments required by the Consent Decree, under which the 825 Lawson Street property was assigned approximately 3.75 percent of the cost. The Company has agreed to pay one-third of this amount. Assuming the cost to be $2.8 million, the Company's liability would be approximately $34,700. The Company has already paid approximately $15,000 of this amount.



	The cost of any remedial groundwater action, if any, in the Puente Valley is unknown at this time, and the participants have not begun to negotiate an allocation to pay for any such cost. If such work was required, it would not begin until the RI/FS is finished, and the remediation would likely take several years to complete.



Beech Creek, Pennsylvania TCE Contamination



	In May, 1991 the Pennsylvania Department of Environmental
Resources (PADER) notified the Company that there was evidence of trichloroethylene and trichloroethane in the soil, and possibly the groundwater under the Company's Beech Creek facility. PADER requested that the Company conduct an investigation to determine the source and extent of the contamination, and perform any required cleanup.



	The Company retained a qualified environmental consultant to prepare a site investigation plan. In June of 1992, PADER approved the investigation plan. The plan included extensive soil testing and ground water monitoring. The consultant has now completed the investigation and reported the findings to PADER. Cleanup has now commenced at the Beech Creek plant.
Cleanup consists of the venting of volatile organic gases from soil, and the pumping and treating of groundwater. While it is too early to predict the total cost of the remediation, the Company's consultant has predicted cleanup costs will be approximately $90,000 during 1995, and approximately another
$6,000 per month of operation thereafter. While its prediction is preliminary and tentative, the consultant anticipates that the cleanup system will need to operate for approximately 18 to 24 months.





Insurance Coverage Litigation



	The Company has filed a complaint in Illinois State Court, in DuPage County, against its insurance carriers for a declaration that the insurance carriers are liable for all the Company's defense, investigation and cleanup costs at the Beech Creek and City of Industry sites.



	The Company has reached a cost sharing agreement with certain carriers regarding payment of past defense costs through January, 1995 and certain future defense costs through November, 1995 with respect to the Beech Creek and City of Industry sites.
The payment for past defense costs is expected to be approximately $300,000. The Company has agreed to temporarily stay future litigation against the insurers on indemnification costs pending additional developments at the sites.



Summary



	Although the ultimate outcome is not determinable, management believes that the resolution of these matters will not have a material impact on the Company's financial condition or operating results.





Item 4.         SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS



	During the fourth quarter of the fiscal year ended January 1, 1995 the Company did not submit any matter to a vote of shareholders, through the solicitation of proxies or otherwise.



PART II


Item 5.         MARKET FOR THE COMPANY'S COMMON SHARES AND RELATED
		SHAREHOLDER MATTERS



	The Company's Common Shares are traded on The NASDAQ Stock Market under the symbol "CREB". As of April 11, 1995, there were 830 holders of record of the Company's Common Shares. This number does not include beneficial owners of Common Shares whose shares are held in the name of banks, brokers, nominees or other fiduciaries.



	The information appearing in the following table on the range of high and low trade prices for the Company's Common Shares was obtained from NASDAQ quotations in the NASD's Monthly
Statistical Reports.


			       Fiscal                     Fiscal
			     Year Ended                 Year Ended
			   January 1, 1995            January 2, 1994



			    Low     High                Low     High

Quarter Ended              Price   Price               Price   Price



March 31                   3-3/4    4-5/8              2-7/8   3-7/8

June 30                    2-7/8    4-1/2              3-1/4   6-5/8

September 30                 4        5                4-7/8   7-1/4

December 31                  3      4-5/8              4-1/8   6-5/8



	Under the Company's amended and restated credit agreement, the Company is not permitted to pay dividends.



	Only for purposes of the calculation of aggregate market value of the Common Shares held by non-affiliates of the Company as set forth on the cover page of this report, the Common Shares held by Echlin Inc., RGP Holding, Inc., the Company's Employee
Stock Ownership Plan and Profit Sharing and Thrift Plan, and shares held by members of the families of the children of Elizabeth Gross, the mother of two of the Company's directors, were included in the shares held by affiliates. Certain of such persons and entities may not be affiliates.

Item 6.



Selected Financial Data (Note 1)

(Reported in thousands, except per share data)



			       1994       1993      1992       1991       1990

NET SALES                    $95,337   $100,040   $96,743   $111,741   $122,288

COSTS AND EXPENSES:

Operating Costs (Note 2)      99,050     95,769   103,923    108,501    115,697
Interest - net                 2,423      2,282     2,248      3,397      4,617
			     -------     ------   -------    -------    -------
			     101,473     98,051   106,171    111,898    120,314
			     -------     ------   -------    -------    -------

EARNINGS (LOSS) BEFORE INCOME
 TAXES, EXTRAORDINARY ITEM
 AND CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING
 PRINCIPLE                    (6,136)     1,989    (9,428)      (157)     1,974

INCOME TAXES (BENEFIT)          (297)       176    (1,644)        77        849
			     -------     ------   -------    -------    -------
EARNINGS (LOSS) BEFORE EXTRA-
 ORDINARY ITEM AND CUMULATIVE
 EFFECT OF CHANGE IN ACCOUNTING
 PRINCIPLE                    (5,839)     1,813    (7,784)      (234)     1,125

EXTRAORDINARY ITEM (net of
 income taxes) (Note 4)                                         (419)
			     -------     ------   -------    -------    -------

NET EARNINGS (LOSS)         $ (5,839)   $ 1,813   $(7,784)  $   (653)  $  1,125
			     =======     ======   =======    =======    =======


AVERAGE COMMON SHARES OUT-
 STANDING AND COMMON SHARE
 EQUIVALENTS                   3,655      3,655     3,655      3,655      3,653

EARNINGS (LOSS) PER COMMON
 SHARE:


  Primary and fully diluted:
   Earnings (loss) before
   extraordinary item       $  (1.60)  $    .50   $ (2.13)  $  ( .06)   $   .31

  Extraordinary item,
  net of income taxes                                          ( .12)
			     -------     ------    ------    -------    -------
NET EARNINGS (LOSS)         $  (1.60)  $    .50   $ (2.13)  $  ( .18)   $   .31
			     =======     ======    ======    =======    =======

AT YEAR-END
  Total assets (Note 3)     $ 53,312   $ 56,147   $59,895   $ 68,902   $ 72,649
  Long-term obligations
  (Note 3)                  $  1,451   $ 19,281   $24,802   $ 29,332   $ 26,889



Note 1: Results for 1992 reflect the reclassification of a foreign joint venture.

Note 2: Restructuring charges of $3,400,000 in 1994, $3,223,000 in 1992 and $1,034,000 in 1991, are included in operating costs.

Note 3: Total Assets and Long-Term Obligations in 1991 and 1990 have been restated. See Note 1 to the Company's Consolidated Financial Statements. In 1994, long term obligations reflect acceleration of amounts due on the bank credit agreement and other maturities due to default of credit agreement. See Note 3 to the Company's Consolidated Financial Statements.

Note 4: In November, 1991, the Company redeemed $12,160,000 of its subordinated debt resulting in an extra-ordinary charge, net of income taxes, of $419,000 for unamortized discount and bond issuance costs.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS



	1994 Compared to 1993



	Net sales for the year ended January 1, 1995 (referred to as "1994") were $95.3 million or $4.7 million (4.7%) less than net sales for the year ended January 2, 1994 (referred to as "1993") of $100 million. In the fourth quarter of 1993, the Company experienced a significant decrease in sales volume compared with prior quarters. This lower volume continued throughout 1994. The decreased sales resulted primarily from lower sales to existing automotive and one heavy duty customers.



	The Company's ability to maintain its current market position is dependent upon meeting customer expectations and market competition in product offering, price, quality and delivery.
The Company has initiated various programs in an effort to improve its operating performance. There are no assurances the Company's efforts will succeed.



	The Company's carburetor sales volume in 1994 was higher than that in 1993. Sales of the Company's automotive and heavy duty electrical products (starters, alternators and generators) and mechanical products (water pumps and clutches) were lower in 1994 than in 1993. The Company's sales of front wheel drive constant velocity joints increased significantly during the year, primarily as a result of volume from initial stocking orders for new customers. However, in February 1995 one of the Company's primary constant velocity joint customers informed the Company that it would be switching to a competitor. The Company is making efforts to replace this business with new customers.
The Company anticipates continued overall market volume growth in the constant velocity joint product line as the number of front wheel drive vehicles entering the prime repair age increases. However, there can be no assurance the Company will be able to replace the lost constant velocity joint business or overall sales volume.



	Product and core returns, reflected as reduction in net sales, were 38% in 1994 and 40% in 1993.



	Carburetors, which have a higher gross margin than the Company's product line as a whole, continue to be a significant part of the Company's sales and are expected to remain so for several years. Since the mid-1980's, carburetors have been installed in fewer new vehicles sold in the United States and Canada due to the increased use of fuel injection systems. However, the Company continues to sell replacement units for older vehicles, many of which use carburetors. Net carburetor sales were $23.9 million in 1994 versus $21.9 million in 1993. Carburetor sales represented approximately 25% of net sales for 1994 compared to 22% in 1993. The increase in carburetor sales in 1994 was due to the Company increasing its market share as the number of competitors in the carburetor market decreased. The Company expects that carburetor sales will decline in future years. In addition, carburetor margins may be negatively impacted in the future as customers seek to return product during periods of declining demand. The Company has a customer product return policy and has established inventory reserves to help mitigate this effect.



	Costs of products sold were 84.4% of net sales in 1994 compared to 79.1% in 1993. 1994 results were significantly impacted by a $2.2 million fourth quarter provision to revalue the Company's inventory. Of this incremental provision, approximately $1 million related to an adjustment to the Company's constant velocity joint inventory to reflect current estimated values.
Because of improved inventory management systems initiated in the second half of the year, the Company was able to more definitively evaluate this inventory in the fourth quarter. The remainder of the inventory provision was recorded to reflect a change in the Company's management of component and core inventories which should result in carrying lower quantities than it historically has.



	Overall margins were negatively impacted during the year due to the lower sales volume and related lower absorption of manufacturing overhead costs. Management believes 1994 results do not fully reflect the benefits from the Company's plant consolidation plan which it expects to fully complete in 1995.
The Company believes that its total plant overhead spending, which trended downward in the fourth quarter, will continue to reflect the plant consolidation savings in future quarters.
Modestly favorable labor costs in the fourth quarter, attributed to the efficiencies gained from the plant consolidation, somewhat offset increases in material costs during the year which resulted from procuring higher cost components to satisfy demand for late model applications.



	Also negatively impacting the Company's margins during the year was a significant decrease in sales to a customer in the high margin heavy duty product line. These losses were only partially offset by an increase in carburetor and late model sales.



	Selling, distribution and administrative expenses decreased $1.4 million (8.4%) to $15.2 million in 1994 from $16.6 million in 1993. Lower distribution and selling costs resulting from lower sales volume and reductions in discretionary spending were the primary items affecting the decrease.



	In the first quarter of 1994, the Company recorded a pretax special charge of $3.4 million to reflect a plan to consolidate manufacturing capacity. Of the total charge, $2.5 million related to reserves for personnel and plant closure costs and $0.9 million related to write-downs of property, plant and equipment. The Company charged approximately $1.8 million to reserves for actual personnel and plant closure related costs during 1994. The Company expects to incur substantially all remaining accrued costs in 1995.



	Interest expense was $2.4 million in 1994 compared to $2.3 million in 1993. The increase reflected higher average borrowings and increases in variable interest rates.



	The Company's effective tax rate was a 5% benefit in 1994 versus a 9% provision in 1993. The Company was not able to benefit from the 1994 losses due to limited tax carryback availability. In 1993 the effective tax rate was lowered due to utilization of net operating loss carryforwards and recognition of deferred tax assets not previously recognized.




1993 Compared to 1992



	Net sales for the year ended January 2, 1994 (referred to as "1993") were $100 million or $3.3 million (3.4%) greater than the year ended January 3, 1993 (referred to as "1992") net sales of $96.7 million. The increase was due to higher sales volume in the Company's higher priced carburetors and constant velocity joint (CV) product lines and modest growth in automotive electrical products (starters, alternators and generators).
These increases were partially offset by lower heavy duty sales and continued competitive pricing pressures in the water pump product line.



	Product and core returns, reflected as reductions in net sales, were 40% of sales in 1993 and 1992.



	Net carburetor sales were $21.9 million in 1993 versus $19.5 million in 1992. Carburetor sales represented approximately 22% of net sales for 1993, compared to 20% in 1992. The increase in carburetor sales in 1993 was due to the Company increasing its market share.



	Costs of products sold were 79.1% of net sales in 1993 compared to 84.8% in 1992. The decrease was due primarily to inventory write downs in 1992, including provisions for excess and obsolete inventory, and workers compensation expense, resulting in $3.5 million of incremental cost over 1993. The Company has improved procedures to set core values in 1993 as a means to better control inventory value. The Company experienced a modest increase in material costs in 1993 as a result of procuring higher cost components for late model applications.



	Selling, distribution and administrative expenses decreased $2.1 million (11.2%) to $16.6 million in 1993 from $18.7 million in 1992. The major factors contributing to the decrease were lower payroll expense due to headcount reductions early in 1993, lower variable selling and distribution expenses and a decrease in administrative costs.



	Interest expense was $2.3 million in 1993 and 1992.  The
Company's effective tax rate was 9% in 1993 versus 17% in 1992.
The decrease was due to utilization of net operating loss carryforwards and recognizing deferred tax assets not previously recognized.





Factors Which May Affect Future Results



	The Company expects the existing over-capacity in the automotive aftermarket and consolidation within the distribution channels to cause continued selling price pressure for the foreseeable future. The present competitive environment is causing change in traditional aftermarket distribution channels resulting in retailers gaining additional market presence at the expense of traditional wholesalers. In response, the Company has diversified its customer base and currently serves all major segments, including automotive warehouse distributors and jobbers, original equipment manufacturers of automotive equipment and large volume automotive retailers. The anticipated decline in sales from the profitable carburetor product line over the longer term and continued part number proliferation, which requires shorter production runs, will impact future results. The Company will seek to offset these impacts through improvements in its manufacturing processes and cost containment with a strong focus on capacity utilization.




	The Company has three customers which accounted for an aggregate of 48% of the Company's total sales in 1994. The Company sells to various distribution locations within these customers' groups and has recently been receiving increased pressure to modify its pricing structure and provide additional services. The loss of some or all of the sales to any one of these three customers would have a material adverse impact on the Company's results given the Company's current manufacturing cost structure, recent operating results and financial condition. In the first quarter of 1995, the Company continued to experience soft sales primarily due to lower overall market demand for automotive electrical products. In February 1995 one of the Company's primary constant velocity joint customers informed the Company that it would be changing suppliers. If the Company cannot replace the lost sales volume, it could have a material adverse impact on the Company.



	While the Company has established reserves for potential environmental liabilities that it believes to be adequate, there can be no assurance that the reserves will be adequate to cover actual costs incurred or that the Company will not incur additional environmental liabilities in the future. See "Legal Proceedings" for additional information.





LIQUIDITY AND CAPITAL RESOURCES



Working Capital



	Working capital at January 1, 1995, was $5.6 million, down from $27.8 million at the end of 1993. This decrease was primarily attributable to the Company classifying outstanding loans under its bank credit agreement and a long term capitalized lease obligation as current due to the Company's default of its Bank
Credit Agreement. (See the following section on Debt for further discussion.) In addition, a decrease in inventory and increase in accounts payable and accrued expenses, offset by an increase in accounts receivable, contributed to the overall decrease.



	Accounts receivable at the end of 1994 were $10.8 million, up $3.8 million, or 53%, from the previous year-end balance of $7.0 million. An increase in accounts receivable days outstanding to more normal levels at the end of 1994 as compared to 1993 and slightly higher sales in the current year fourth quarter accounted for the increase.



	Inventory at the end of 1994 decreased to $26.9 million, from $31.5 million at the end of the prior year. Consolidation of finished goods inventory due to the plant consolidation and an increase in reserves against inventory caused the decrease.
Cores represented approximately 52% of total inventory value at January 1, 1995.



	Accounts payable and interest and other accrued expenses increased $2.8 million as a result of the Company extending terms with its suppliers and due to remaining reserves related to the Company's first quarter decision to consolidate manufacturing capacity.



Debt



	In March 1994, the Company amended its bank credit agreement to extend its maturity until April 1, 1995; removed one of the participating banks; reduced the commitment level to $23 million; reset certain prospective financial covenants in anticipation of a 1994 special charge for a proposed plan to realign the Company's manufacturing capacity; and allowed the Company additional borrowing capability against accounts receivable and inventories.



	At January 1, 1995, the Company had available $18.1 million under the Company's credit agreement of which $17.9 million was borrowed.



	The Company was not in compliance with certain financial covenants of its bank credit agreement during the fourth quarter and in subsequent months. The Company's current credit
agreement  expired April 1, 1995.    It  had  negotiated  with
its lenders waivers for the noncompliance and an extension of the credit agreement to July 1, 1995 conditioned upon the $5 million sale of Preferred Stock to RGP by April 17, 1995. (See
Part 1, Item 1, "Recent Developments" for a description of the equity infusion transaction.) On April 17, 1995 RGP notified the Company pursuant to and in accordance with the Preferred Stock Purchase Agreement, that it would not consummate the sale, which caused the Company to be in default of the credit agreement. Discussions are underway with the Company's lending banks to reach agreement on a credit facility which would allow for continued funding of operations. Two of the three banks party to the credit agreement had indicated to the Company that they did not intend to extend long term financing to the Company. There can be no assurances that the banks will agree to a new facility.



	The Company is also in default of a $1.1 million standby letter of credit and a $1.5 million capitalized lease obligation under cross default provisions.



	Discussions with other financial institutions, including one of the Company's current banks, are also underway to secure a new long term facility through 1995. The discussions contemplated the Preferred Stock sale. The Company is unable to predict whether these institutions would enter into a credit facility in light of the failure to close the Preferred Stock sale.



	As a result, the Company has reflected outstanding amounts under the credit agreement and the capitalized lease obligation as current in its financial statements.



	Without an extension of the current credit agreement or a replacement facility, the Company would not have sufficient funds to pay its debts should the lenders demand payment. The Company's financial statements have been prepared on a going concern basis and do not contain adjustments which may be necessary should the Company be forced to liquidate assets or take other actions to satisfy debt payments.



	In the first quarter of 1992, Echlin Inc. exercised its limited market value protection right received under the Stock Purchase Agreement entered into when Echlin purchased 600,000 common shares of the Company in 1987. Under the terms of this agreement, the Company delivered to Echlin a promissory note for $2.4 million, payable in quarterly installments of $0.2 million.
The note carries an interest rate of 1% above the prime rate.
The Company reduced its paid-in capital by $2.4 million as a result of this transaction. In March 1992, the Company amended its revolving credit agreement to permit the execution of the note and the issuance of a $1.2 million letter of credit to partially secure the note. At year end, the Company had a remaining balance of $0.4 million on the note and $0.2 million outstanding on the letter of credit. The Company has not paid the final installment of $200,000 due April 8, 1995. Echlin has notified the Company that it is in default on the note.



	The Company has guaranteed a loan secured by an Employee Stock Ownership Plan trust to acquire shares of the Company's stock.
The Company intends to provide the funds to the trust needed to satisfy principal and interest payments. The final principal payment of $514,000 was made in April, 1995.



	The Company has a direct guarantee of Canadian $500,000 of the bank debt of a joint venture and is joint and several guarantor of Canadian $1,500,000 with its venture partner. As part of the 1992 restructuring charge, the Company provided a reserve for a contingent liability to the venture's bank. The venture was not in default of its debt facility at January 1, 1995.



Cash Flow



	The Company increased its debt, net of cash, by $0.7 million in 1994. The Company continued to make scheduled payments of $1.2 million on long term debt obligations. These payments and the cash required to fund operations resulted in an increase in the Company's borrowings under its bank credit facility of $2.7 million in 1994. The following summarizes significant items affecting the change in total debt (amounts in thousands).



					January 1,               January 2,
					   1995                     1994

Net income (loss), changes
in working capital, other              $  (4,878)                $   3,325

Special Charge                             3,400                      ---

Depreciation and Amortization              1,587                     1,793

Capital Expenditures                        (831)                     (916)
					--------                  --------
(Increase) Decrease in total debt,
net of cash                            $    (722)                $   4,202
					========                  ========




	The Company has generally financed major capital additions through medium and long-term borrowing, including the use of industrial revenue bond financing. Working capital requirements have generally been financed by internally generated funds and bank borrowings. The Company had an interest rate swap agreement which fixed the effective interest rate on $12,000,000 of borrowings at 8.3%. This agreement expired in October 1994.



Item 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



	The financial statements and supplementary data called for by this item are listed in the accompanying table of contents for consolidated financial statements and financial statement schedule and are filed herewith.




Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND FINANCIAL DISCLOSURE



	Report on Form 8-K dated October 28, 1993, reporting a change in Certifying Accountant is hereby incorporated by reference.

PART III



ITEM 10:        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT



	(a)     Directors and Executive Officers of Registrant



	Persons elected as directors of the Company hold office until the next annual meeting of shareholders at which directors are elected.



	The by-laws of the Company provide that officers shall be elected by the board of directors at its first meeting after each annual meeting of shareholders, to hold office until their successors have been elected and have qualified.




			      Principal Occupation                   Served as a
			       and Positions with                      Director
Name (Age)                        the Company                           Since

 Thomas W. Blashill (35)      Director, Executive Vice President,        1993
			      Secretary and Treasurer of the Company


 Calvin A. Campbell, Jr. (60) President and Chief Executive Officer,     1993
			      Goodman Equipment Corporation,
			      Bedford Park, Illinois

 John R. Gross (63)           Owner, Chaney Auto Parts, Inc.,            1966
			      Crest Hill, Illinois

 Raymond F. Gross (56)        Vice President, Erecta Shelters, Inc.,     1968
			      Ft. Smith, Arkansas; consultant to
			      the Company

 Gary S. Hopmayer (55)        Director, Original American Scones, Inc.,  1987
			      Chicago, Illinois

 Barry L. Katz (43)           President and General Counsel,             1993
			      RGP Holding, Inc.

 Edward R. Kipling (63)       Retired                                    1987


 Raymond G. Perelman (77)     Chairman of the Board of the Company;      1988
			      Chairman of the Board and Chief Executive
			      Officer, RGP Holding, Inc., Philadelphia,
			      Pennsylvania and General Refractories
			      Company, Bala Cynwyd, Pennsylvania


 Donald G. Santucci (58)      President and Chief Executive Officer of   1975
			      the Company


 Roger L. Wilson (48)         Vice President, Sales and Marketing



Mr. Blashill joined the Company in August, 1992 as Director of Financial Operations. He has held the position of Executive
Vice President, Secretary and Treasurer since March 1993.    He
was Vice President and Treasurer of Washington Steel Corporation from 1991 to 1992. He was Director of Finance of Washington Steel Corporation from 1988 to 1991.



Mr. Campbell has been President and Chief Executive Officer of Goodman Equipment Corporation, a designer and manufacturer of underground mining equipment, since 1971 and a designer and manufacturer of blow molding machinery since 1979. He has been Chairman of The Dratt-Campbell Company, a consulting firm, since
its founding in 1991.   From 1985 to 1994 Mr. Campbell also
served as a director of Cyprus Amax Minerals Company, Inc. ("Cyprus"), a publicly held mineral resource company listed on the New York Stock Exchange. Mr. Campbell was Chairman of Cyprus from May 1991 until May 1992, and President and Chief Executive Officer of Cyprus from February 1992 until May 1992. Mr. Campbell is also a director of Eastman Chemical Company, a publicly held company listed on the New York Stock Exchange, and Mine Safety Appliances Company, Inc. listed on NASDAQ. Mr. Campbell has informed the Company that he will not be a nominee for reelection as a director at the 1995 Annual Meeting of Shareholders.



Mr. John R. Gross is currently the owner of Chaney Auto Parts,
Inc., a retailer of auto parts. John R. Gross is the brother of Raymond F. Gross.



Mr. Raymond F. Gross has been the Vice President of Erecta Shelters Inc., a manufacturer and distributor of metal buildings, since 1985. He has also been a consultant to the Company since June, 1984. Prior to June, 1984 he was a Vice President of the Company. Raymond F. Gross is the brother of John R. Gross.



Mr. Hopmayer was President of Original American Scones, Inc., a privately owned specialty baker, from 1987 to 1993. He is currently a Director of Original American Scones, Inc. Prior to that time he was President of Mega International, Inc. a manufacturer and distributor of automotive electrical parts. Mega International, Inc., founded by Mr. Hopmayer, was sold to Echlin Inc. in October, 1986.



Mr. Katz has served as a director of the Company since December 1993. From December 16, 1992 to January 19, 1993 he held the position of Senior Vice President of the Company. Since 1993 Mr. Katz has been President and General Counsel for RGP Holding, Inc., and its operating subsidiaries, and was its Senior Vice President and General Counsel since May 1992. From March 1990 to 1994, he served as Senior Vice President and General Counsel for General Refractories Company, and since that time has been its President.



Mr. Kipling was Vice President and General Manager of the Rayloc
Division of Genuine Parts Company, a remanufacturer of automotive parts, for more than five years prior to January, 1987, and has since been retired.



Mr. Perelman has served as Chairman of the Board since December 16, 1992 and was President and Chief Executive Officer from December 16, 1992 to January 19, 1993. He has been Chairman of the Board of RGP Holding, Inc., a privately-held holding company with subsidiaries operating in manufacturing businesses, since May 1992. Since 1985, he was the Chairman of the Board and Chief Executive Officer of General Refractories Company.



Mr. Donald G. Santucci was elected as the Company's President and Chief Executive Officer in March 1993. He has been a director of the Company since 1975. He has served as President and CEO of DEK, Inc., a closely held manufacturer of engineered plastic products that was founded by Mr. Santucci. Mr. Santucci has also served as a consultant to American Hospital Supply, was a member of the board of directors of Marmion Military Academy, and recently completed a three-year directorship with the Fox Valley Industrial Association.



Mr. Wilson joined the Company in September, 1993 as Vice President of Sales and Marketing. Prior to joining the Company he served as Vice President of Sales of Maremont Exhaust (owned by Arvin Industries, Inc.) in 1992. He was Vice President of Field Sales for Arvin Aftermarket in 1991. From 1987 to 1990 he served in various management positions for Maremont Corporation which was acquired by Arvin Industries, Inc. in 1987.



	(b)     Arrangements Concerning the Board of Directors



Except for directors who are officers of the Company, and except as indicated below, each director received a fee of $10,000 for service as a director during the Company's fiscal year ended January 1, 1995. In addition, directors are reimbursed for their reasonable travel expenses incurred in attending meetings and in connection with Company business.



The Company has an indemnification agreement with each director of the Company that provides that the Company shall indemnify the director against certain claims that may be asserted against him by reason of serving on the Board of Directors.



The Company and Raymond F. Gross, a director of the Company, are parties to an agreement providing for his engagement as a consultant to the Company for a period ending December 31, 1995. The agreement provides for annual compensation of $10,000 through December 31, 1995 plus certain insurance and other benefits. Mr. Gross received $5,000 in directors' fees in 1994.



Messrs. Hopmayer and Kipling serve as directors pursuant to a Stock Purchase Agreement dated March 18, 1987 between the Company and Echlin Inc. Under that Agreement, the Company agreed to nominate not fewer than two persons designated by Echlin Inc. for director, provided that if Echlin Inc. disposes of Common Shares of the Company, the Company and Echlin Inc. shall modify the number of persons designated by Echlin Inc. to be nominated by the Company. See "Ownership of Voting Securities" below for additional information concerning Echlin Inc. and transactions between the Company and Echlin Inc.



Messrs. Calvin A. Campbell, Jr., John Gross, Raymond Gross, Gary Hopmayer and Edward Kipling serve on a Special Committee of the Board which was formed in January 1995 to, among other things, evaluate an offer by Mr. Perelman to infuse equity into the Company. For their services, they received $500 compensation for each meeting of the Special Committee. There were eight meetings held through April 17, 1995. In addition, Mr. Campbell received $5,000 to serve as Chairman of the Committee.



Mr. Katz serves as a director at the request of Mr. Perelman;
and pursuant to an agreement between Mr. Perelman, RGP Holdings, Inc. and the Company. (See Item 12, Note 2 regarding this agreement.)





ITEM 11:        EXECUTIVE COMPENSATION



	(a)     Executive Officer Compensation and Arrangements



Executive Compensation



The following table sets forth information with respect to all cash compensation paid to the Company's chief executive officer at the end of the Company's 1994 fiscal year, and the two other executive officers of the Company, whose annual compensation in the Company's 1994 fiscal year exceeded $100,000 for services rendered in all capacities to the Company, during the fiscal years indicated.





				    Annual Compensation

	   (a)                (b)       (c)       (d)           (e)

Name and Principal Position  Year      Salary    Bonus      Other Annual
							   Compensation (1)
			       #        ($)       ($)           ($)



 Donald G. Santucci          1994      $133,300        0       ---
 President and Chief
 Executive Officer (3)       1993      $115,000  $70,000       ---

			     1992           NA       NA         NA



 Thomas W. Blashill          1994      $128,173        0       ---
 Executive Vice President,
 Secretary and Treasurer (4) 1993      $108,321  $50,000       ---

			     1992           NA       NA         NA



 Roger L. Wilson             1994      $105,000  $10,500       ---
 Vice President Sales
 and Marketing (5)           1993      $ 22,430        0       ---

			     1992           NA       NA         NA


				   ----- Long Term Compensation -----
				    -------- Awards --------  Payouts


	   (a)                 (b)     (f)         (g)          (h)       (i)

				   Restricted   Securities             All Other
				     Stock      Underlying     LTIP    Compensa-
Name and Principal Position  Year   Award(s)   Options/SAR's  Payouts  tion (2)
				#      ($)         (#)          ($)       ($)

 Donald G. Santucci          1994      0            0            0      $   300
 President and Chief
 Executive Officer (3)       1993      0            0            0            0

			     1992     NA           NA           NA           NA



 Thomas W. Blashill          1994      0            0            0      $ 3,000
 Executive Vice President,
 Secretary and Treasurer (4) 1993      0            0            0            0

			     1992     NA           NA           NA           NA



 Roger L. Wilson             1994      0            0            0            0
 Vice President Sales and
 Marketing (5)               1993      0            0            0            0

			     1992     NA           NA           NA           NA



	(1) The amounts for Messrs. Santucci, Blashill and Wilson are below threshold reporting requirements.



	(2)     The amounts reported are allocations under its Employee
		Stock Ownership Plan.



	(3)     Mr. Santucci was elected President of the Company in March 1993.



	(4)     Mr. Blashill was elected Executive Vice President in March 1993.



	(5) Mr. Wilson joined the Company in September 1993 as Vice President, Sales & Marketing.



	Messrs. Santucci, Blashill and Wilson have severance compensation agreements with the Company that provide for severance pay equal to six months salary following their termination from the Company under certain circumstances following a change in control of the Company.



The by-laws of the Company provide that officers shall be elected annually by the board of directors at its first meeting after each annual meeting of shareholders, to hold office until their successors have been elected and have qualified.



The Company also has an indemnification agreement with each officer of the Company that provides that the Company shall indemnify the officer against certain claims which may be asserted against him by reason of serving as a officer of the Company.





Options Outstanding



As of January 1, 1995, the Company had options to purchase 4,500
Common Shares outstanding under its qualified and non-qualified option plans. None of the Company's executive officers hold options.



During the fiscal year ended January 1, 1995, the Company did not grant any stock options.





Compensation Committee Interlocks and Insider Participation



On December 9, 1993 the Board elected Messrs. Perelman, Kipling and Campbell as members of the Compensation Committee. None of these members was an officer or employee of the Company, a former officer of the Company, or a party to any relationship requiring disclosure under Item 404 of SEC Regulation S-K during 1994, except for Mr. Perelman, who served as President and CEO of the Company from December 16, 1992 to January 19, 1993 and is presently Chairman of the Board and who entered into a Preferred Stock Purchase Agreement with the Company (See Part I, Item 1, "Recent Developments" for a description of the transaction.).



	(b)     Director Compensation Arrangements



		Information regarding director compensation is set forth under
Item 10(b) above.





Item 12:        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

		AND MANAGEMENT



The following tabulation shows, as of April 17, 1995, (a) the name, address and Common Share ownership for each person known by the Company to be the beneficial owner of more than five percent of the Company's outstanding Common Shares, (b) the Common Share ownership of each director (c) the Common Share ownership for each executive officer named in the compensation table, and (3) the Common Share ownership for all directors and executive officers as a group.





				     Number of Common
				     Shares Beneficially     Percent of Common
Beneficial Owner                        Owned (1)            Shares Outstanding



RGP Holding, Inc.
 225 City Line Avenue
 Bala Cynwyd, Pennsylvania  19004        661,600 (2)              18.1% (2)


Echlin Inc.
 100 Double Beach Road
 Branford, Connecticut  06405            600,000 (3)              16.4% (3)


Champion Parts, Inc.
 Employee Stock Ownership Plan
 c/o Champion Parts, Inc.
 2525 22nd Street
 Oak Brook, Illinois  60521              246,965 (4)               6.8% (4)


Dimensional Fund Advisors, Inc.
 1299 Ocean Avenue, 11th Floor
 Santa Monica, California  90401         197,700 (5)               5.4% (5)


Calvin A. Campbell, Jr.,
 Director                                  1,000                     *



John R. Gross,
 Director  (8)                           110,212                   3.0%


Raymond F. Gross,
 Director (8)                             29,164                     *



Gary S. Hopmayer,
 Director (3)                              ----                   ----



Barry L. Katz,
 Director  (2)                             5,000                     *



Edward R. Kipling,
 Director (3)                              2,000                     *



Raymond G. Perelman,
 Director, Chairman of the Board         661,600 (2)              18.1% (2)



Donald G. Santucci,
 Director, President and
 Chief Executive Officer                   5,747 (6)                 *



Thomas W. Blashill,
Director, Executive Vice President,
Secretary and Treasurer (7)                4,014 (6)                 *



Roger L. Wilson
Vice President, Sales & Marketing          ----                      *



All directors and executive officers
as a group (10 persons) (7)              821,237                  22.5%



* Not greater than 1%.



				  ___________



(1) Information with respect to beneficial ownership is based on information furnished to the Company or contained in filings made with the Securities and Exchange Commission.



(2) RGP Holding, Inc. is indirectly controlled by Mr. Perelman. Pursuant to an agreement between the Company, Mr. Raymond G. Perelman and RGP Holding, Inc. dated September 20, 1993 Mr. Perelman and RGP granted to the proxy holders appointed by the Board of Directors of the Company the proxy to vote all shares beneficially owned by them, including shares held by any affiliates (the "Perelman Shares"), for the election of certain nominees. Mr. Perelman and RGP have also agreed, among other things, not to solicit proxies in opposition to such nominees.
The Company and the Board have agreed that if shareholders of the Company vote shares in person or by proxy for nominees other than such nominees, the proxy holders appointed by the Company will cumulate their votes in such manner as to attempt to elect
Mr. Katz prior to the election of Mr. Campbell, and Mr. Campbell prior to the election of Mr. Blashill.



(3) All shares owned by Echlin Inc. ("Echlin") are subject to a Stock Purchase Agreement dated March 18, 1987 between the
Company and Echlin. Under the Stock Purchase Agreement, Echlin may vote its shares in its discretion. At the time the Company entered into the Stock Purchase Agreement, the Company entered into a Supply Agreement with Echlin whereby the Company agreed to purchase certain automotive parts manufactured by Echlin as required by the Company, provided that Echlin is able to meet the Company's delivery requirements and competitive prices.
During the fiscal year ended January 1, 1995, the Company purchased approximately $2.6 million of components used in the remanufacture of automotive parts from Echlin. On March 9, 1992, Echlin notified the Company that it was exercising its limited market protection rights under the Stock Purchase Agreement. Accordingly, the Company issued a $2,400,000 promissory note to Echlin which has been and is to continue to be paid to Echlin in quarterly installments of $200,000. The note carries an interest rate of 1% above prime and one-half the current outstanding balance is secured by a letter of credit.
See Part II, Item 7 for a discussion of the Company's default of this note.



	Messrs. Hopmayer and Kipling serve as directors pursuant to the Stock Purchase Agreement.




(4) Shares held by this plan are voted by Messrs. Santucci, Blashill and Mark Smetana, Director of Finance and Corporate Controller, as trustees. Employees participating in the Stock Ownership Plan are entitled to direct the trustees as to the voting of shares allocated to their accounts. The other Stock Ownership Plan shares will be voted in the same manner, proportionately, as the allocated Stock Ownership Plan shares for which voting instructions are received from employees. For more information concerning the ownership and voting of shares held by the Stock Ownership Plan and the trustees, see note (7) below.



(5) According to a Schedule 13G filed with the Securities and Exchange Commission on January 30, 1995, which reported ownership of (1) 197,700 shares as to which the reporting entity has sole power to dispose of or direct the disposition of and
(b) 92,600 shares as to which the reporting entity has sole power to vote or direct the vote.



(6)     Includes 122 and  1,014 shares allocated to Messrs.
Santucci's and Blashill's accounts, respectively, under the Employee Stock Ownership Plan.



(7) Includes a total of 1,136 shares allocated to the accounts of executive officers under the Employee Stock Ownership Plan
(the "Stock Ownership Plan"). Does not include 245,951 shares allocated to the accounts of employees other than executive officers. Each of the participants in the Stock Ownership Plan (approximately 160 employees) is entitled to direct the trustees as to the voting of shares allocated to his or her account.



(8) As of March 31, 1995 Elizabeth Gross, her children and members of their immediate families beneficially owned 199,794 Common Shares, or approximately 5.5% of the Common Shares outstanding. John R. Gross and Raymond F. Gross, children of Elizabeth Gross, are directors of the Company.




Item 13.                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



	Information required under this Item 13 is set forth above under Part I, Item 1, "Recent Developments" and Part III, Item
12, Notes (2) and (3).





PART IV





Item 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K





	(a)     Consolidated Financial Statements and Schedule and Exhibits:



	(1. and 2.)     The consolidated financial statements and schedule
listed in the accompanying table of contents for consolidated financial statements are filed herewith.



	(3.)    The exhibits required by Item 601 of Regulation S-K and
filed herewith are listed in the exhibit index which follows the consolidated financial statements and financial statement schedule and immediately precedes the exhibits filed. Pursuant to Regulation S-K, Item 601(b)(4)(iii), the Company has not filed with Exhibit (4) any instrument with respect to long-term debt (including individual bank lines of credit, mortgages and instruments relating to industrial revenue bond financing) where the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of each such instrument to the Securities and Exchange Commission on request.



	(b)     Reports on Form 8-K:



	The Company filed a Report on Form 8-K on January 17, 1995. The Form 8-K reported a proposal by Mr. Raymond G. Perelman to infuse equity into the Company.



	The Company filed a Report on Form 8-K on February 21, 1995. The Form 8-K reported a Letter of Intent signed between the Company and Raymond G. Perelman.



	The Company filed a Report on Form 8-K on March 23, 1995. The Form 8-K reported a Preferred Stock Purchase Agreement between the Company and RGP Holdings, Inc.



	The Company filed a Report on Form 8-K on April 18, 1995. The Form 8-K reported RGP Holdings, Inc.'s decision not to consummate the Preferred Stock Purchase Agreement; the Company's default of its bank credit agreement; and notification of its auditors' going concern qualification on its 1994 financial statements.

SIGNATURES







	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




						 CHAMPION PARTS, INC.




Date:  April 21, 1995                    By: /s/ Donald G. Santucci
						 Donald G. Santucci
						 President







Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 31, 1995.







By:   /s/  Donald G. Santucci               By:   /s/ Gary S. Hopmayer

  Donald G. Santucci,                         Gary S. Hopmayer,
  President and Director                      Director



By:   /s/ Thomas W. Blashill                By:   /s/ Edward R. Kipling

  Thomas W. Blashill,                         Edward R. Kipling
  Executive Vice President,                   Director
  Secretary and Treasurer
  (Principal Financial and
  Accounting Officer) and Director



By:   /s/ Calvin A. Campbell, Jr.           By:   /s/ Raymond F. Gross

  Calvin A. Campbell, Jr.,                    Raymond F. Gross,
  Director                                    Director



By:   /s/ Raymond G. Perelman               By:   /s/ John R. Gross

  Raymond G. Perelman, Director               John R. Gross, Director



By:   /s/ Barry L. Katz

  Barry L. Katz, Director

	CHAMPION PARTS, INC. AND SUBSIDIARIES





	Consolidated Financial Statements and Financial Statement
Schedule comprising Item 8 and Items 14(a)(1) and (2) for the Years Ended January 1, 1995, January 2, 1994, and January 3, 1993, and Reports of Independent Public Accountants.

CHAMPION PARTS, INC. AND SUBSIDIARIES



TABLE OF CONTENTS






									    Page



Report of Independent Public Accountants                                      32



Independent Auditors' Report                                                  33



Consolidated Financial Statements (Item 14(a)(1)):



   The following consolidated financial statements of

   Champion Parts, Inc. and subsidiaries are included in

   Part II, Item 8:



Consolidated balance sheets - January 1, 1995 and

   January 2, 1994                                                         34-35

Consolidated statements of operations - years ended

   January 1, 1995, January 2, 1994 and January 3, 1993                       36



Consolidated statements of stockholders' equity - years

    ended January 1, 1995, January 2, 1994 and January 3, 1993                37



Consolidated statements of cash flows - years ended

   January 1, 1995, January 2, 1994 and January 3, 1993                       38



Notes to consolidated financial statements                                 39-53



Consolidated Financial Statement Schedule (Item 14(a)(2)):



   Schedule VIII - Valuation and qualifying accounts                          54





All other schedules are omitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and the Board of Directors of

Champion Parts, Inc.




We have audited the accompanying consolidated balance sheets of Champion Parts, Inc. (an Illinois corporation) and subsidiaries as of January 1, 1995, and January 2, 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.



We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



In our opinion, the consolidated financial statements referred
to above present fairly, in all material   respects,   the
financial   position   of   Champion   Parts, Inc. and
subsidiaries as of January 1, 1995 and January 2, 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the Table of Contents of the consolidated financial statements is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company is in violation of certain covenants of its loan agreements that give the lenders the right to accelerate the due date of their loans, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 3. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.



/s/ Arthur Andersen  LLP

February 21, 1995  (Except for Notes 3 and 16 which are dated
April 17, 1995.)

Chicago, Illinois

INDEPENDENT AUDITORS' REPORT







Stockholders and Board of Directors

Champion Parts, Inc.

Oak Brook, Illinois



We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Champion Parts, Inc. and subsidiaries (the "Company") for the year ended January 3, 1993. Our audit also included the financial statement schedule for the year ended January 3, 1993 listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.



We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.



In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Champion Parts, Inc. and subsidiaries for the year ended January 3, 1993 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




/s/  DELOITTE & TOUCHE  LLP

Chicago, Illinois



February 26, 1993

(November 23, 1993 as to the

second paragraph of Note 5)

CHAMPION PARTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS





					       January 1,          January 2,

						  1995                1994



ASSETS



CURRENT ASSETS:

  Cash                                     $      346,000      $       78,000

  Accounts receivable, less
   allowance for uncollectible
   accounts of $465,000 and
   $406,000 in 1994 and 1993,
   respectively                                10,864,000           6,993,000

  Inventories                                  26,866,000          31,536,000

  Prepaid expenses and other assets               740,000           1,070,000

  Deferred income tax asset                     1,907,000           2,270,000
					       ----------          ----------


       Total current assets                    40,723,000          41,947,000



PROPERTY, PLANT AND EQUIPMENT:


  Land                                            475,000             475,000

  Buildings                                    13,067,000          13,015,000

  Machinery and equipment                      17,265,000          16,707,000

  Leasehold improvements                          746,000             760,000
					       ----------          ----------


					       31,553,000          30,957,000

  Less:  Accumulated depreciation              20,059,000          18,190,000
					       ----------          ----------
					       11,494,000          12,767,000



OTHER ASSETS                                    1,095,000           1,433,000



					   $   53,312,000      $   56,147,000
					       ==========          ==========


The accompanying notes are an integral part of these statements.

_______________________________________________________________________________


					       January 1,          January 2,
						  1995                1994

LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES:



  Accounts payable                         $    6,167,000      $    3,652,000

  Accrued expenses:

     Salaries, wages and employee benefits      1,871,000           2,167,000

     Interest and other expenses                6,808,000           6,551,000

     Taxes other than income                      232,000              62,000

  Income taxes payable                                  0             481,000

  Current maturities on long-term debt         20,026,000           1,206,000
					       ----------          ----------


 Total current liabilities                     35,104,000          14,119,000



DEFERRED INCOME TAXES                           1,393,000           1,550,000

  LONG-TERM DEBT - Less current maturities      1,451,000          19,281,000

 STOCKHOLDERS' EQUITY:

  Preferred stock - No par value;
   authorized, 10,000,000 shares:
   issued and outstanding, none                     ---                 ---

  Common stock - $.10 par value;
   authorized, 50,000,000 shares:
   issued and outstanding, 3,655,266              366,000             366,000

  Additional paid-in capital                   15,578,000          15,578,000

  Retained earnings                               579,000           6,418,000

  Cumulative translation adjustment              (645,000)           (136,000)

  Guarantee of Employee Stock
  Ownership Plan borrowings                      (514,000)         (1,029,000)
					       ----------          ----------

					       15,364,000          21,197,000
					       ----------          ----------

					   $   53,312,000      $   56,147,000
					       ==========          ==========

 CHAMPION PARTS, INC. AND SUBSIDIARIES



CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED
_______________________________________________________________________________


			      January 1,     January 2,     January 3,
				 1995           1994           1993

 NET SALES                  $ 95,337,000   $100,040,000   $ 96,743,000



COST AND EXPENSES:


  Cost of products sold       80,424,000     79,133,000     82,022,000

  Selling, distribution and
  administration              15,226,000     16,636,000     18,678,000

  Special charge               3,400,000        ---          3,223,000
			     -----------    -----------    -----------


			    $ 99,050,000   $ 95,769,000   $103,923,000
			     -----------    -----------    -----------

 EARNINGS (LOSS) BEFORE INTEREST,
 AND INCOME TAXES             (3,713,000)     4,271,000     (7,180,000)

 INTEREST EXPENSE - Net        2,423,000      2,282,000      2,248,000
			     -----------    -----------    -----------


 EARNINGS (LOSS) BEFORE
 INCOME TAXES                 (6,136,000)     1,989,000     (9,428,000)


 INCOME TAXES (BENEFIT)         (297,000)       176,000     (1,644,000)
			     -----------    -----------    -----------


NET EARNINGS (LOSS)         $ (5,839,000)  $  1,813,000   $ (7,784,000)
			     ============   ===========    ============


AVERAGE COMMON SHARES OUTSTANDING
AND COMMON STOCK EQUIVALENTS   3,655,266      3,655,266      3,655,266
			     ===========    ===========    ===========


EARNINGS (LOSS) PER SHARE
OF COMMON STOCK             $      (1.60)  $        .50   $      (2.13)
			     ===========    ===========    ===========




The accompanying notes are an integral part of these statements.

CHAMPION PARTS, INC. AND SUBSIDIARIES



CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY YEARS ENDED
JANUARY 1, 1995, JANUARY 2, 1994, AND JANUARY 3, 1993
_______________________________________________________________________________


				    Additional            Cumulative  Guarantee
			     Common   Paid-in   Retained  Translation  of ESOP
Reported in Thousands         Stock   Capital   Earnings  Adjustment  Borrowings



BALANCE, DECEMBER 29, 1991      366    17,978    12,389       176      (2,007)
			      -----    ------    ------     -----       -----
  Net loss                                       (7,784)

  Exercise of market price
   protection                          (2,400)

  Exchange rate changes                                      (113)

  Contribution to ESOP
   to fund ESOP debt                                                      464
			      -----    ------     -----     -----       -----
 BALANCE, JANUARY 3, 1993       366    15,578     4,605        63      (1,543)
			      -----    ------     -----     -----       -----
  Net earnings                                    1,813

  Exchange rate changes                                      (199)

  Contribution to ESOP
   to fund ESOP debt                                                      514


			      -----    ------     -----     -----       -----
BALANCE, JANUARY 2, 1994        366    15,578     6,418      (136)     (1,029)
			      -----    ------     -----     -----       -----
  Net loss                                       (5,839)

  Exchange rate changes                                      (509)

  Contribution to ESOP
   to fund ESOP debt                                                      515

 BALANCE, JANUARY 1, 1995       366    15,578       579      (645)       (514)
			      =====    ======     =====     =====       =====


The accompanying notes are an integral part of these statements.

CHAMPION PARTS, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED
_______________________________________________________________________________

				      January 1,      January 2,     January 3,
					 1995            1994           1993

CASH FLOWS FROM OPERATING ACTIVITIES:

 Net earnings (loss)                 $(5,839,000)    $ 1,813,000    $(7,784,000)

 Adjustments to reconcile net earnings
   loss) to net cash provided (used) by
   operating activities:

     Depreciation and amortization     1,587,000       1,793,000      1,734,000

     Provision for losses on accounts
     receivable                           80,000           3,000        622,000

     Restructuring charge              3,400,000                      3,223,000

     Deferred income taxes              (448,000)       (195,000)      (972,000)

 Changes in assets and liabilities:


     Accounts receivable              (3,975,000)      4,450,000      4,190,000

     Inventories                       4,307,000      (2,352,000)     3,254,000

     Accounts payable                  2,176,000         658,000        462,000

     Accrued expenses and other        1,863,000      (1,676,000)     1,400,000

       Net cash used by operating      ---------       ---------      ---------
	 activities                     (575,000)      4,494,000      6,129,000
				       ---------       ---------      ---------

CASH FLOW FROM INVESTING ACTIVITIES:


 Capital expenditures                   (831,000)       (916,000)      (790,000)

 Proceeds from sale of property,
  plant and equipment                    184,000         116,000            ---

 Net cash used by investing            ---------       ---------      ---------
  activities                            (647,000)       (800,000)      (790,000)
				       ---------       ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:


 Net borrowings (payments) under line
   of credit agreement                 2,700,000      (3,800,000)    (4,800,000)

 Principal payments on long-term debt
   obligations                        (1,195,000)     (1,222,000)      (975,000)

 Proceeds from issuance of long-term
   debt                                    ---             ---          187,000

       Net cash provided (used) by     ---------       ---------      ---------
	 financing activities          1,505,000      (5,022,000)    (5,588,000)
				       ---------       ---------      ---------


EFFECTS OF EXCHANGE RATE CHANGES
  ON CASH                                (15,000)         (6,000)       (21,000)
				       ---------       ---------      ---------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                   268,000      (1,334,000)      (270,000)


CASH AND CASH EQUIVALENTS - Beginning
  of year                                 78,000       1,412,000      1,682,000
				       ---------       ---------      ---------

CASH AND CASH EQUIVALENTS - End of
  year                               $   346,000     $    78,000    $ 1,412,000
				       =========       =========      =========


 The accompanying notes are an integral part of these statements.

CHAMPION PARTS, INC. AND SUBSIDIARIES



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JANUARY 1, 1995, JANUARY 2, 1994 AND

JANUARY 3, 1993



	1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES



Consolidation Policy - The consolidated financial statements include the accounts of Champion Parts, Inc. and its subsidiaries (the "Company"). In the fourth quarter of 1992, the Company decided to exit from its joint venture in a previously consolidated engine remanufacturing business (Note
6). Accordingly, the Company's investment in the venture is included in the accompanying consolidated balance sheets using the equity method of accounting. The consolidated statements of operations for 1992 have been reclassified to show the results of this operation by the equity method. All significant intercompany transactions and balances have been eliminated in consolidation.



Accounts Receivable - From time to time the Company's customers may be in a net credit balance position due to the timing of sales and core returns. At January 1, 1995 customers in a net credit balance position totaled approximately $2,000,000.



Inventories - Inventories are stated at the lower of cost
(first-in, first-out method) or market. Inventory consists of material, labor and overhead costs.



Property, Plant and Equipment - Property, plant and equipment are carried at cost, less accumulated depreciation. The assets are being depreciated over their estimated useful lives, principally by the straight-line method. The range of useful lives of the various classes of assets is 10-40 years for buildings and 4-10 years for machinery and equipment. Leasehold improvements are amortized over the terms of the lease or their useful lives, whichever is shorter.



When properties are retired or otherwise disposed of, their cost and accumulated depreciation are removed from the accounts and any gain or loss is included in operations. Expenditures for maintenance and repairs are charged to operations; major expenditures for renewals and betterments are capitalized and depreciated over their estimated useful lives.



Excess of Purchase Price Over Net Assets Acquired - The Company is amortizing the excess of purchase price over net assets acquired over a 25-year period. The unamortized amount of goodwill was $152,000 and $174,000 in 1994 and 1993, respectively. The accumulated amortization was $300,000 in 1994 and $278,000 in 1993.



Deferred Charges - Expenses on long-term debt are deferred and amortized over the terms of the related issues.



Line of Business - The Company rebuilds parts principally for the automotive aftermarket industry, which is considered to be a single line of business.



Revenue Recognition - The Company recognizes sales when products are shipped. Net sales reflect deductions for cores returned for credit and other customary returns and allowances. Such deductions and returns and allowances are recorded currently based upon continuing customer relationships and other criteria. The Company's customers are encouraged to trade-in rebuildable cores for products which are included in the Company's current product line.



Credits for cores are allowed only against purchases of similar remanufactured products. Total available credits are further limited by the dollar volume of purchases. Product and core returns, reflected as reductions in net sales, were $61,234,000
(1994),  $67,209,000 (1993) and $67,499,000 (1992).




2.  INVENTORIES



Inventories consist of the following:

			     January 1,           January 2,

				1995                 1994



Raw materials             $  10,870,000        $  11,634,000

Work in process               5,028,000            4,641,000

Finished goods               10,968,000           15,261,000
			     ----------           ----------

			  $  26,866,000        $  31,536,000
			     ==========           ==========


Included in inventory were cores of $14,139,000 (1994) and $14,584,000 (1993).



The Company recorded $2,200,000 of provisions in the fourth quarter of 1994 to revalue the Company's inventory. Approximately $1,000,000 of the amount related to write-downs of the Company's constant velocity joint inventory to reflect current values. The remaining amount was recorded to reflect changes in the Company's inventory policies.





3.  DEBT



The Company entered into a Credit Agreement on August 8, 1990 with four banks. In March 1994, the Company amended its bank credit agreement to extend its maturity until April 1, 1995; removed one of the participating banks; reduced the commitment level to $23 million; reset certain prospective financial covenants, and allowed the Company additional borrowing capability against accounts receivable and inventories. The Company gave a security interest to the participating banks in its accounts receivable, inventories and other assets. The Company agreed to pay interest on outstanding borrowings at the Prime Rate plus 1-1/2% and an annual commitment fee of 1/2% of the facility.



At January 1, 1995, the Company had available $18.1 million under the Company's credit agreement of which $17.9 million was borrowed.



The terms of the Company's credit agreement require maintenance of minimum working capital and tangible net worth levels and prohibits the payment of dividends. The Company was not in compliance with certain financial covenants of its bank credit agreement throughout the fourth quarter and in subsequent months. It had negotiated with its lenders waivers for the noncompliance and an extension of the credit agreement to July 1, 1995, conditioned upon the sale of Preferred Stock by April 17, 1995 (See Note 16). On April 17, 1995 RGP notified the Company that it would not consummate the sale which caused the Company to be in default of the credit agreement. Discussions are underway with the Company's lending banks to reach agreement on a credit facility which would allow for continued funding of operations. Two of the three banks party to the credit agreement had indicated to the Company that they did not intend to extend long term financing to the Company. There can be no assurances that the banks will agree to a new facility.



The Company is also in default of a $1,100,000 standby letter of credit and a $1,500,000 capitalized lease obligation under cross default provisions.



Discussions with other financial institutions, including one of the Company's current banks, are also underway to secure a new long term facility through 1995. The discussions contemplated the Preferred Stock sale. The Company is unable to predict whether these institutions would enter into a credit facility in light of the failure to close the Preferred Stock sale.



As a result, the Company has reflected outstanding amounts under the credit agreement and $1,500,000 capitalized lease obligation as current in its financial statements. Without an extension of the current credit agreement or a replacement facility, the Company would not have sufficient funds to pay its debts should the lenders demand payment.



Through the first quarter of 1995, the Company continued to experience soft sales primarily due to lower market demand for automotive electrical products. In addition, the Company was notified by one of its customers that it would be switching part of its business to another supplier in the first quarter of 1995. This business accounted for approximately 3% of the Company's 1994 net sales.



The Company's financial statements have been prepared on a going concern basis and do not contain adjustments which may be necessary should the Company be forced to liquidate assets or take other actions to satisfy debt payments.



The Company did not make the final installment of $200,000 on a scheduled payment to Echlin Inc. due April 8, 1995 pursuant to a promissory note agreement. Echlin Inc. has notified the Company that it is in default on the note.



The Company had an interest rate swap agreement, which fixed the effective interest rate at 8.3% on $12,000,000 of its bank borrowings through October 15, 1994.



The Company had an interest rate protection agreement on $10,000,000 with a bank. Under this agreement, the Company was protected against the average LIBOR rate exceeding the agreement cap rate of 8-1/2% for any consecutive three month period through August, 1993.







Long-term debt consists of the following:



					     January 1,        January 2,
						1995              1994

Bank loan, revolving credit
 agreement at prime plus 1-1/2%
 due July 1 , 1995 secured by
 receivables, inventory and
 certain other assets                     $  17,900,000     $  15,200,000



Note payable, due in quarterly
 installments of $200,000.  Interest
 at prime plus 1%.  (See Note 11)               400,000         1,200,000



ESOP loan guarantee, 8-1/2%
 due in varying semiannual
 installments to 1995                           514,000         1,029,000



Mortgage, 12%, due in monthly
 installments of $21,803 (including
 interest) to 2001 (secured by property
 having a book value of $2,497,578 at
 January 1, 1995)                               851,000         1,001,000



Capitalized lease obligations under
 Industrial Revenue Bonds, at
 approximately 60% of prime rate, due
 in 2001, varying annual sinking fund
 payments commencing in 1998                  1,500,000         1,500,000



Capitalized building lease obligations
 under Industrial Revenue Bonds, 7%,
 due in 1995                                      7,000           194,000



Other                                           305,000           363,000
					     ----------        ----------


					     21,477,000        20,487,000
					     ----------        ----------

Less portion due within one year             20,026,000         1,206,000
					     ----------        ----------

					  $   1,451,000     $  19,281,000
					     ==========        ==========


Long-term debt maturities (including obligations under capital leases) are $233,000 (1996), $258,000 (1997), $288,000 (1998),
and $77,000 (1999).



In February 1988, the Employee Stock Ownership Plan ("ESOP"), established by the Company in 1986 (Note 8), borrowed $3,600,000 from a bank and used a contribution of $100,000 from the Company to purchase 400,000 shares of the Company's common stock at the market price of $9.25 per share. The Company has guaranteed the repayment of the 8-1/2% bank loan. The loan was paid in April 1995.





4.  INCOME TAXES



As of the first quarter of fiscal year 1992, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". SFAS 109 uses an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.



The income tax provision (benefit)  consists of the following:





CURRENT                   1994                1993                1992



Federal            $    (181,000)      $     660,000       $    (715,000)

Foreign                  (27,000)            (75,000)             37,000

State and local          (33,000)            171,000               6,000
		       ---------           ---------           ---------

		   $    (241,000)      $     756,000       $    (672,000)
		       ---------           ---------           ---------




DEFERRED



Federal            $     (67,000)      $    (640,000)      $    (559,500)

Foreign                   11,000              75,000            (310,000)

State and local             ---              (15,000)           (102,500)
		       ---------           ---------           ---------
			 (56,000)           (580,000)           (972,000)
		       ---------           ---------           ---------

		   $    (297,000)      $     176,000       $  (1,644,000)
		       =========           =========           =========



The Company has provided a valuation reserve to write-down deferred tax assets due to limited ability to carryback tax losses.



At January 1, 1995, the Company had approximately $623,000 of tax credits which can be carried forward indefinitely.



The effective tax rate differs from the U.S. statutory federal income tax rate of 34% as described below:



				  1994               1993               1992


Income tax (benefit)
  at statutory rate          $ (2,086,000)      $    676,000       $ (3,205,000)

Utilization of net operating
  loss (NOL) carryforward           ---             (566,000)             ---

Federal valuation
  allowance, other than NOL     1,884,000            (45,000)         1,723,000

State income taxes
  net of federal income tax       (22,000)            25,000            (96,500)

Effect of foreign
  operations                      (55,000)            66,000           (129,500)

Other                             (18,000)            20,000             64,000
				---------          ---------          ---------


			     $   (297,000)      $    176,000       $  1,644,000
				=========          =========          =========



No provisions have been made for possible international and U.S. income taxes payable on the distribution of approximately $210,000 of undistributed earnings of its foreign subsidiary and affiliate which have been or will be reinvested abroad or, in the opinion of management, are expected to be returned to the United States with no material United States income tax effect. It is not practicable to determine the hypothetical U.S. federal income tax liability if all such earnings were remitted.



Deferred tax assets and liabilities are comprised of the following at January 1, 1995 and January 2, 1994.



			---------  1994  --------     ---------  1993  --------

			  Assets      Liabilities         Assets    Liabilities


Inventory Reserves      $ 1,470,000    $      ---     $      ---     $      ---

Accrued vacation            427,000           ---         466,000           ---

Fringe benefits           1,093,000           ---       1,248,000           ---

Depreciation                           $ 1,350,000           ---     $ 1,510,000

Bad debts                   531,000           ---         646,000           ---

Write-off foreign
 subsidiary                 215,000           ---         248,000           ---

Restructuring Reserves      565,000           ---            ---            ---

Net operating loss
 carryforward                  ---            ---          18,000           ---

Tax credit
 carryforward               623,000           ---         232,000           ---

Valuation allowance      (3,180,000)          ---      (1,353,000)          ---

Other                       163,000         43,000        765,000         40,000
			  ---------      ---------      ---------      ---------

			$ 1,907,000    $ 1,393,000    $ 2,270,000    $ 1,550,000
			  =========      =========      =========      =========




5.  DEFERRED COMPENSATION



In 1984, the Company entered into a deferred compensation agreement with a former officer which is to be funded with the benefits from whole-life insurance policies. Under the agreement, the Company's obligation for future payments could be reduced if the Company did not receive benefits expected from the policies.



In November 1993 the Company and the former officer entered into a Settlement Agreement which, in part, provided for the guaranteed payment of one-half of the deferred compensation benefit irrespective of the proceeds from the life insurance policies. The remaining deferred compensation benefit is payable subject to available policy proceeds. The Company agreed to keep two of the policies in force to fund the obligation and is entitled to reimbursement for annual policy payments and its annual guaranteed deferred compensation payment from policy proceeds if they are sufficient. The Company provided $250,000 in 1994 and $195,000 in 1993 to record the present value of the Company's anticipated obligation to this former officer.



The Company holds ten life insurance policies on one current employee and two former officers. Two of the policies are held to fund the deferred compensation benefits described above. In
1991, the insurance company which issued the policies was placed into conservatorship. In September 1993 a rehabilitation/liquidation plan became effective. The Company's policies were restructured, permanently adjusting the account values.
As of January 1, 1995, the Company has recorded an investment of estimated net cash surrender values in such policies of $805,000 and has unrealized death benefits of approximately $3.4 million.



6.  SPECIAL CHARGES



In the first quarter of 1994 the Company provided a one-time pretax special charge of $3.4 million to reflect a plan to reduce excess manufacturing capacity in an effort to increase operating efficiencies and reduce costs. Of the total provision, $2.5 million related to accruals for personnel and plant closure costs. The remaining $0.9 million was recorded to reflect write-downs of fixed assets affected by the plan to net realizable value.



At January 1, 1995, approximately $1.4 million of reserves remain to cover remaining personnel and plant closure costs
($0.7 million) and asset write-downs ($0.7 million).  The
Company expects to fully complete the plan in 1995.



In the fourth quarter of 1992, the Company provided a pre-tax restructuring charge of $3,223,000 for the exit from a joint venture in an engine remanufacturer, the additional write-down of inventory for products no longer remanufactured and severance pay for a reduction in its salaried workforce.





7.  EMPLOYEE STOCK OPTION AND AWARD PLANS



1994 Stock Option Plan - The Company's Board of Directors adopted a 1994 Stock Option Plan. This plan is subject to shareholder ratification. Participants in the plan shall be those employees selected by the Compensation Committee of the Board of Directors.



Options shall be granted at the greater of (a) the fair market value of the Company's Common Stock at the date of grant or (b) $5 per share. No option may be exercised until six months after the grant date or after 10 years after the grant date. The options vest ratably over a period not to exceed five years.



1982 Incentive Stock Option Plan - During 1982, the stockholders approved the 1982 Incentive Stock Option Plan. The plan provides that options to purchase 93,750 shares at prices equivalent to the fair market value at the date of grant may be granted to officers and other key employees.



Options became exercisable, in whole or part, one year from the date of the grant.



The options are considered not to involve compensation. As options are exercised, the par value of the shares issued is credited to the common stock account and the excess of the option price over such par value is credited to additional paid-in capital.



Information with respect to stock options outstanding is as follows:



							       Average
						Number          Option
						  of            Price
						Shares         Per Share

Changes in shares:

     Balance, December 29, 1991                 42,750           $6.314

     Canceled                                  (24,000)          $6.865

     Expired                                      (250)          $4.500
					       -------


     Balance, January 3, 1993                   18,500           $5.625

     Canceled                                  (11,000)          $5.625
					       -------


     Balance, January 2, 1994                    7,500           $5.625

     Canceled                                   (3,000)          $5.625
					       -------


     Balance, January 1, 1995                    4,500
					       =======
								Exercise
								 Price

Options exercisable:

     January 1, 1995                             4,500           $5.625





No further options may be granted under the 1982 I.S.O. Plan and all outstanding options must be exercised by November 1997.



1984 Stock Bonus Plan - In 1984, the Company adopted a stock bonus plan under which officers and other key employees are eligible for stock and cash awards. Unless otherwise determined at the time of award, a stock award becomes 20% vested at the time it is made and vests at the rate of an additional 20% on each anniversary of the award date. The Company reserved 125,000 shares of common stock for issuance under this plan.



No awards have been outstanding since 1990. As of January 1, 1995, 1,402 Common Shares were reserved for future issuance under this plan.



The vested shares issued are recorded as compensation and the par value of the shares issued is credited to the common stock account, and the excess of the market value at date of issuance over such par value is credited to additional paid-in capital.





8.  EMPLOYEE RETIREMENT AND SAVINGS PLANS



Salaried employees with one or more years of service are eligible to participate in an Employee Stock Ownership Plan ("ESOP"), which was established in 1986. The plan provides for graduated vesting of participants' interests with full vesting upon completion of the fifth year of service. The aggregate expense of the ESOP charged to operations was $573,000, $622,000 and $561,000 for 1994, 1993 and 1992, respectively.



Salaried employees with one year of service are eligible to participate in a 401(k) plan ("Thrift Program"). Under this program, contributions are 100% vested. Expense of the 401(k) plan charged to operations was $20,000 in 1992.



Hourly employees of three facilities are covered under the Company's noncontributory pension plans or under a union-sponsored plan to which the Company contributes. The benefits are based upon years of service of the employee. The Company's contribution consists of an amount to annually fund current service costs and to fund past service costs over 30 years. The Company's funding policy for these plans is to meet, at a minimum, the annual contributions required by applicable regulations.



In connection with the Company's 1994 plan to consolidate plant manufacturing capacity (See Note 6), a curtailment loss of $220,000 was provided for in the special charge.



The following table sets forth the plans' funded status and amounts recognized in the Company's balance sheets for its pension plans:



			      -----January 1, 1995-----  ----January 2, 1994----


				Assets                    Assets
				Exceed      Accumulated   Exceed    Accumulated
			      Accumulated    Benefits   Accumulated  Benefits
			       Benefits    Exceed Assets Benefits  Exceed Assets



Actuarial present value of
 benefit obligations:

   Vested benefit obligation      $1,819,000  $3,013,000  $   ---    $5,325,000

   Nonvested benefit obligation       41,000      25,000      ---       100,000
				   ---------   ---------              ---------


   Accumulated benefit obligation $1,860,000  $3,038,000  $   ---    $5,425,000



Plan assets at fair value,
 primarily equity funds            1,995,000   2,483,000      ---     4,398,000
				   ---------   ---------              ---------

Projected benefit obligation in
 excess of plan assets               135,000    (555,000)     ---    (1,027,000)



Unrecognized net (gain) from
 past experience different from that
 assumed and effects of changes in
 assumptions                        (433,000)   (255,000)     ---        (8,000)

Unrecognized prior service cost       82,000      61,000      ---       200,000

Unrecognized net obligation at
 January 1, 1988 being recognized
 over 18 to 26 years                 (61,000)     60,000      ---       149,000

Adjustment to recognized minimum
 liability                                 0     (59,000)     ---      (411,000)
				   ---------   ---------              ---------

Accrued pension cost included in
 accrued expenses                 $ (277,000) $ (748,000) $   ---   $(1,097,000)
				   =========   =========              =========




The weighted average discount rates used in determining the actuarial present value of the projected benefit obligation at January 1, 1995, and January 2, 1994, were 8-3/4% and 7-1/2% respectively.
The expected rate of return on assets was 8%. No projected wage increases are included in the calculation of the projected benefit obligation as the pension plan benefits are not based upon wage levels.


Pension cost for 1994, 1993 and 1992 consists of the following:



				 1994           1993           1992


Service cost - benefits
 earned during the period    $  236,000     $  253,000     $  226,000

Interest cost on projected
 benefit obligation             401,000        359,000        331,000

Actual return on plan assets    (19,000)      (524,000)      (230,000)

Net amortization and deferral  (331,000)       262,000        (85,000)
			      ---------      ---------      ---------

			     $  287,000     $  350,000     $  242,000
			      =========      =========      =========


9.  LEASES



The Company leases certain plants and offices, trucks and trailers, automobiles and computer equipment. Certain of the real estate leases, constituting non-financing leases, have provisions for renewal. These lease renewals are primarily for five years. Obligations under capital leases are included as a part of long-term debt.



Total rental expense charged to operations was as follows:



				 1994           1993           1992


Plants and offices           $  250,000     $  263,000     $  292,000

Trucks and trailers           1,147,000      1,300,000      1,422,000

Data processing equipment       273,000        480,000        630,000

Other                           257,000        264,000        442,000
			      ---------      ---------      ---------

			     $1,927,000     $2,307,000     $2,786,000
			      =========      =========      =========


The lease cost for trucks and trailers is comprised of a fixed amount plus a usage charge based on mileage. Operating costs including licenses, use taxes, maintenance and fuel are primarily borne by the lessor. Minimum commitments under all noncancelable operating leases at January 1, 1995, are as follows:

								      DATA
					PLANTS &      TRUCKS &     PROCESSING
			 TOTAL           OFFICES      TRAILERS      AND OTHER


 1995                $  721,000       $  147,000     $  479,000    $   95,000

 1996                   559,000           24,000        441,000        94,000

 1997                   480,000             ---         401,000        79,000

 1998                   417,000             ---         362,000        55,000

 1999                   322,000             ---         322,000          ---

 2000 & AFTER             -0-               ---            ---           ---




10.  SALES TO MAJOR CUSTOMERS



In 1994, sales to the Company's three largest customers were approximately 20%, 15% and 13% of net sales. In 1993 sales to the Company's three largest customers were approximately 23%, 13% and 12% of net sales. In 1992 sales to the three largest customers were approximately 20%, 12% and 10%, respectively.





11.  RELATED PARTY TRANSACTIONS



In March, 1987, the Company sold 600,000 common shares and a noncallable warrant to purchase 300,000 common shares, at $9.20 per share, to one of its suppliers, Echlin Inc. ("Echlin"). The warrant expired on February 28, 1992.



The total purchase price was $5,400,000. The stock purchase agreement restricted future stock purchases and limited sales by Echlin until March 1, 1994, and provided Echlin limited protection against declines in market value. Echlin has not indicated any intention to acquire additional shares or sell held shares. On March 9, 1992, Echlin exercised its market value rights under the stock purchase agreement. The Company reduced its Additional Paid-In Capital by $2,400,000 and recorded a note payable of the same amount which is being paid to Echlin in quarterly installments of $200,000. The note carries an interest rate of 1% above prime. See Note 3 regarding a discussion of the status of the Echlin note payments.



Total purchases from Echlin approximated $2,606,000, $3,686,000 and $3,783,000 in 1994, 1993 and 1992, respectively, of which $450,000, $308,000 and $304,000 were unpaid at year end 1994,
1993 and 1992, respectively.



12.  ENVIRONMENTAL MATTERS



The Company is subject to various Federal, state and local environmental laws and regulations incidental to its business.
The Company continues to modify, on an ongoing basis, processes that may have an environmental impact.



The Company has been named, along with a number of other companies, as a Potentially Responsible Party in several Federal and state sites where the Company had operations or where byproducts from the Company's manufacturing processes were disposed. Three of the sites are currently active, and the others have been settled or are dormant. The Company also has undertaken voluntary actions at its current plant sites ranging from periodic testing to modest amounts of soil and water remediation and storage tank removal.



The Company has provided for anticipated net future costs of pending environmental matters at January 1, 1995. Such costs include the Company's estimated allocated share of remedial investigation/feasibility studies and clean-up and disposal costs. No recoveries from insurance policy coverage has been recorded. The Company's ultimate costs are subject to further development of existing studies and possible readjustment of the Company's pro rata share of total costs.



Although the ultimate outcome is not determinable, management believes that the resolution of these matters will not have a material impact on the Company's financial condition or operating results.




13.  INVESTMENTS



The Company has a 50% equity investment in a foreign joint venture. Prior to 1992 the venture was consolidated into the
Company's results (Note 1).   The Company has a direct guarantee
of Canadian $500,000 of the venture's bank debt and is joint and several guarantor on Canadian $1,500,000 with its venture partner. In 1992, the Company wrote off its investment in the venture and provided a reserve for a contingent liability to exit this venture. The Company accounts for this venture using the equity method. Given the venture's current financial situation and the pending guarantees from the Company, the Company continued to record its investment at a zero estimated net realizable value and maintain a reserve for additional contingent financial exposure.



Approximately $400,000 in charges were recorded against the reserve in 1994 to reflect the costs to exit the Company's distribution operation which was exclusively supplied by the joint venture.


 14.  ACCRUED INTEREST AND OTHER EXPENSES.



Accrued interest and other expenses consists of the following:



				     January 1,               January 2,
					1995                     1994



Interest                           $    224,000               $ 182,000

Workers' compensation                 1,278,000               1,565,000

Accrued pension fund (See Note 8)     1,025,000               1,097,000

Medical insurance reserve               536,000                 880,000

Deferred Compensation                   444,000                 193,000

Accrued Rebate Expense                  785,000                 246,000

EPA Reserve                             434,000                 487,000

Special Charge Reserve                  667,000                       0

Joint Venture Reserve                   802,000               1,225,000

Other items                             613,000                 676,000
				      ---------               ---------

				   $  6,808,000            $  6,551,000
				      =========               =========




15.  SUPPLEMENTAL CASH FLOW INFORMATION



Cash paid during the year for interest and income taxes was as follows:



			1994               1993               1992



Interest             $2,363,000         $2,377,000         $2,150,000

Income taxes            330,000            294,000            465,000





Supplemental schedule of non-cash investing and financing activities:



In March 1992 the Company reduced its Additional Paid-In Capital by $2,400,000 and recorded a note payable in the same amount
(See Note 11).




16.  SUBSEQUENT EVENT



On March 23, 1995, the Company entered into a Preferred Stock Purchase Agreement (the "Agreement") with RGP Holdings, Inc. ("RGP"), an affiliate of Mr. Raymond G. Perelman, a director, the Chairman of the Board of Directors and the beneficial owner of 18.1% of the outstanding Common Shares of the Company, pursuant to which Agreement RGP agreed to purchase 1,666,667 shares of the Company's newly authorized Series A Redeemable Cumulative Convertible Voting 9% Preferred Shares (the "Preferred Shares") at a price of $3.00 per share, or an aggregate purchase price of $5 million.




On April 17, 1995 RGP notified the Company that, pursuant to and in accordance with the terms of the Agreement, it had determined not to consummate the sale. RGP stated that the Company failed to satisfy certain conditions for closing.





17.  SELECTED QUARTER FINANCIAL DATA (UNAUDITED)



(Reported in thousands, except per share data)

								  Net
						      Net       earnings
		      Net             Gross         earnings     (loss)
		     sales           margin          (loss)     per share


- ------------------------------------------------------------------------
   1994          $   95,337      $   14,913      $   (5,839)     $(1.60)
- ------------------------------------------------------------------------

   Quarters:


   Fourth (2)        22,165           1,220          (3,434)      ( .94)

   Third             24,917           3,981              62         .02

   Second            24,131           5,274             377         .10

   First (1)         24,124           4,438          (2,844)      ( .78)


- -------------------------------------------------------------------------
   1993          $  100,040      $   20,907      $    1,813       $ .50
- -------------------------------------------------------------------------


   Quarters:


   Fourth            21,611           3,603            (434)      ( .12)

   Third             27,472           6,105             975         .27

   Second            25,036           5,402             618         .17

   First             25,921           5,797             654         .18



	(1) The first quarter reflects a special, one-time pretax charge of $3,400,000 related to the consolidation of production facilities.



	(2) The fourth quarter includes a $2,200,000 write-down of inventory (See Note 2).

CHAMPION PARTS, INC. AND SUBSIDIARIES

SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS






		     Balance at    Charged      Deductions     Balance
		     Beginning       to            From        at End
		     of Period    Operations     Reserves     of Period

 ALLOWANCE FOR
 UNCOLLECTIBLE
 ACCOUNTS:


Year Ended
 January 3, 1993      $ 426,000    $ 622,000     $ 594,000     $ 454,000
		       ========     ========      ========      ========


Year Ended
 January 2, 1994      $ 454,000    $   3,000     $  51,000     $ 406,000
		       ========     ========      ========      ========


Year Ended
 January 1, 1995      $ 406,000    $  80,000     $  21,000     $ 465,000
		       ========     ========      ========      ========

CHAMPION PARTS, INC.

EXHIBIT INDEX

__________





		(Pursuant to Item 601 of Regulation S-K)



									   Total
									   Pages



NO.             DESCRIPTION AND PAGE OR INCORPORATION REFERENCE



		Articles of Incorporation and By-Laws



(3)(a) Articles of Incorporation (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1988)



(3)(b) By-Laws (incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended January 2, 1994).



		Instruments Defining the Rights of Security

		Holders, Including Indentures



(4)(a) Stock Purchase Agreement dated March 18, 1987 between the Registrant and Echlin Inc. (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986)



(4)(b) Agreed Final Judgment Order dated January 5, 1988 entered by the United States District Court for the Northern District of Illinois, Case No. 86 C 8906 (incorporated by reference to Registrant's Current Report on Form 8-K dated December 29, 1987)



(4)(c) Agreement dated December 29, 1987 by and among the Company, Nicole M. Cormier, Claude A. Cormier and Daniel O. Cormier (incorporated by reference to Registrant's Current Report on Form 8-K dated December 29, 1987)



(4)(d) Agreement dated April 28, 1987 between the Registrant and Scott Hodes (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31,
		1987)



(4)(e) Specimen of Common Share Certificate (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988)



(4)(f)          Articles of Incorporation (see Exhibit (3)(a) above)



(4)(g)          By-Laws (see Exhibit (3)(b) above).

		(With respect to long-term debt instruments,  see
		"Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K".)



(4)(h) Term of Series A Redeemable Cumulative Convertible Voting 9% Preferred Shares (Incorporated by reference to Registrant's Form 8-K filing dated March 23, 1995.)




		Material Contracts



(10)(a) Continuing Unconditional Guaranty dated February 12, 1988 by the Company of indebtedness of Charles P. Schwartz, Jr. and Leonard D. O'Brien (now Kevin J. O'Connor), as trustees of the Champion Parts, Inc. Employee Stock Ownership Trust, to the Exchange National Bank of Chicago (now LaSalle National Bank) (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987)



(10)(b) Amended and Restated Indemnification Agreement dated as of August 17, 1989 between the Registrant and Charles P. Schwartz, Jr. (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended
		December 31, 1989)   (1)



(10)(c) Agreement dated as of December 28, 1983 between Registrant and Raymond F. Gross (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1983) (1)



(10)(d) 1984 Stock Bonus Plan, amended as of October 20, 1988 (incorporated by reference to Registrant's Annual Report on
		Form 10-K for the fiscal year ended December 31, 1988)   (1)



(10)(e) 1982 Incentive Stock Option Plan, as amended November 19, 1987 (incorporated by reference to Registrant's Current
		Report on Form 8-K dated November 19, 1987)   (1)



(10)(f) Form of Incentive Stock Option Agreement and Schedule of Incentive Stock Option Agreements executed by executive officers of the Registrant (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year
		ended December 31, 1988)   (1)



(10)(g) Amended and Restated Employment and Deferred Compensation Agreement dated as of June 7, 1989, between Registrant and Charles P. Schwartz, Jr. (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year
		ended December 29, 1991)   (1)



(10)(h) Agreement dated as of June 7, 1989 between the Registrant and Robert C. Mikolashek (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1991) (1)



(10)(i) Agreement dated December 16, 1992 between the Registrant and Charles P. Schwartz, Jr. (incorporated by reference to Registrant's Current Report on Form 8-K dated December 16,
		1992)   (1)



(10)(j) Amended and Restated Credit Agreement dated as of March 31, 1993 among the Registrant, LaSalle National Bank (the successor to Exchange National Bank of Chicago), NBD Bank, N.A., American National Bank and Trust Company of Chicago, and Harris Trust and Savings Bank (assignee of The Northern Trust Company) (Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1993.)



(10)(k) Security Agreement dated as of March 31, 1993 by and between the Registrant and LaSalle National Bank acting as collateral agent for NBD Bank, N.A., American National Bank and Trust Company of Chicago, and Harris Trust and Savings Bank (Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1993.)




(10)(l) Settlement Agreement dated November 23, 1993 between Registrant and Charles P. Schwartz, Jr. (Incorporated by reference to Registrant's current report on Form 8-K dated November 23,
		1993).   (1)



(10)(m) Form of Letter from Registrant to LaSalle National Bank (the successor of Exchange National Bank of Chicago), NBD Bank, N.A., and Harris Trust and Savings Bank (assignee of The Northern Trust Company) dated March 14, 1994 (incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended January 2, 1994).



(10)(n) First Amendment to Amended and Restated Credit Agreement dated March 30, 1994 among Registrant, LaSalle National Bank (the successor of Exchange National Bank of Chicago), NBD Bank, N.A., and Harris Trust and Savings Bank (assignee of
		The Northern Trust Company).   (Incorporated by reference
		to Registrant's Annual Report on Form 10-K for the year ended January 2, 1994).



(10)(o) Indemnification Agreement dated as of March 8, 1994 between the Registrant and Donald G. Santucci and Schedule of Indemnification Agreements executed by directors and executive officers of the Registrant. (Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended January 2, 1994).



(10)(p)         Agreement, as amended, between Registrant and Raymond G.
		Perelman dated September 20, 1993 (incorporated by reference to Registrant's current Report on Form 8-K dated March 7, 1994.)



(10)(q) Supply Agreement dated March 18, 1987 between the Registrant and Echlin Inc. (incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988)



(10)(s)         Settlement Agreement between Registrant and Charles P.
		Schwartz, Jr. (Incorporated by reference to the Registrant's Current Report on Form 8-K dated November 23, 1993.)



(10)(t) Agreement between Registrant and Raymond G. Perelman dated September 20, 1993. (Incorporated by reference to the Registrant's Current Report on Form 8-K dated March 7, 1994.)



(10)(u)         1994 Stock Option Plan as of September 22, 1994. (Included
		herein on page 62.)                                            8



(10)(v)         Second Amendment to Amended and Restated Credit Agreement
		dated March 31, 1995 among Registrant, LaSalle National
		Bank (the successor of Exchange National Bank of Chicago),
		NBD Bank, N.A., and Harris Trust and Savings Bank (assignee
		of The Northern Trust Company).  (Included herein on
		page 70.)                                                     11



(10)(w)         Letter Agreement between the Registrant and Mr. Raymond G.
		Perelman dated February 21, 1995 (incorporated by reference to the Registrant's Current Report on Form 8-K filed February 21, 1995).



(10)(x) Preferred Stock Purchase Agreement between the Registrant and Mr. Raymond G. Perelman dated March 23, 1995 (incorporated by reference to the Registrant's Current Report on Form 8-K dated March 23, 1995).




		Subsidiaries



(21) List of Subsidiaries of Registrant (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1991)



		Consents of Experts and Counsel



(23)(a)         Consent of Arthur Andersen LLP (included herein on page
		81)                                                            1



(23)(b)         Consent of DELOITTE & TOUCHE LLP (included herein on
		page 82)                                                       1







		Additional Exhibits



(27)            Financial Data Schedules




Note:



	(1) Denotes management contract or compensatory plan or arrangement required to be filed as an Exhibit to this report pursuant to item 601 of Regulation S-K.


				 ________




	     Champion Parts, Inc. will furnish any of the above exhibits for which total number of pages is indicated above, to requesting security holders upon payment of a photocopying charge of $.10 per page, and a postage charge of $.32 for the first seven pages or fewer and $.23 for each additional seven pages or fewer, subject to adjustment for changes in postal rates.

"EXHIBIT (23)(A)"






CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS





As independent public accountants, we hereby consent to the incorporation by reference in the Registration Statement No. 33-16020 of Champion Parts, Inc. and subsidiaries on Form S-8 of our report dated February 21, 1995 (except for Notes 3 and 16 which are dated April 17, 1995) in Champion Parts, Inc. and subsidiaries' Form 10-K for the year ended January 1, 1995.








ARTHUR ANDERSEN LLP



Chicago, Illinois

April 17, 1995

"EXHIBIT 23(B)"



INDEPENDENT AUDITORS' CONSENT





We consent to the incorporation by reference in Registration Statement No. 33-16020 of Champion Parts, Inc. and Subsidiaries on Form S-8 of our report dated February 26, 1993 appearing in this annual Report on Form 10-K of Champion Parts, Inc. and Subsidiaries for the year ended January 1, 1995.







DELOITTE & TOUCHE LLP



Chicago, Illinois

April 17, 1995

"EXHIBIT 10(u)"



CHAMPION PARTS, INC.



1994 LONG-TERM STOCK INCENTIVE PLAN





SECTION 1



OBJECTIVE



	The objective of the Champion Parts, Inc. 1994 Long-Term Stock Incentive Plan (the "Plan") is to attract and retain the best available directors, executive personnel and key employees to be responsible for the management, growth and success of the business, and to provide an incentive for such individuals to exert their best efforts on behalf of the Company and its shareholders.





SECTION 2



DEFINITIONS



	2.1 General Definitions. The following words and phrases, when used herein, shall have the following meanings:



	(a) "Agreement" - The written document which evidences the grant of any Award under the Plan and which sets forth the terms, conditions, and limitations relating to such Award. No
Award shall be valid until so evidenced.



	(b) "Award" - The grant of any Option, Stock Appreciation Right, share of Restricted Stock, share of Phantom Stock, Other
Stock Based Award, or any combination thereof.



	(c)  "Board" - The Board of Directors of Champion Parts, Inc.



	(d) "Code" - The Internal Revenue Code of 1986, as amended, and including the regulations promulgated pursuant thereto.



	(e) "Committee" - The ___________ Committee of the Board of Directors of the Company, which shall consist solely of two or more "outside directors" within the meaning of Code section
162(m)(4)(C)(i).



	(f) "Common Stock" - The present Common Shares of the Company, and any shares into which such shares are converted, changed or reclassified.



	(g) "Company" - Champion Parts, Inc., a Illinois corporation, and its groups, divisions, and subsidiaries.



	(h) "Employee" - Any person employed by the Company as an employee or any director of the Company, regardless of whether the director is an employee of the Company.



	(i) "Fair Market Value" - The fair market value of Common Stock on a particular day shall be the closing price of the Common Stock on the NASDAQ National Market System or any national stock exchange on which the Common Stock is traded, on the last preceding trading day on which such Common Stock was traded.



	(j) "Option" - A right granted under Section 6 hereof to purchase Common Stock of the Company at a stated price for a specified period of time.



	(k) "Other Stock Based Award" - An award granted under Section 9 hereof that is valued in whole or in part by reference to, or is otherwise based on, the Company's Common Stock.



	(l) "Participant" - Any Employee designated by the Committee to participate in the Plan.



	(m) "Phantom Stock" - A right granted under Section 8 hereof to receive payment from the Company in cash, stock, or in combination thereof, in an amount determined by the Fair Market
Value.



	(n) "Period of Restriction" - The period during which Shares of Restricted Stock or Phantom Stock rights are subject to forfeiture or restrictions on transfer pursuant to Section 8 of the Plan.



	(o) "Restricted Stock" - Shares granted to a Participant which are subject to restrictions on transferability pursuant to
Section 8 of the Plan.



	(p)  "Shares" - Shares of Common Stock.



	(q) "Stock Appreciation Right" or "SAR" - The right granted under Section 7 hereof to receive a payment from the Company in cash, Common Stock, or in combination thereof, equal to the excess of the Fair Market Value of a share of Common Stock on the date of exercise over a specified price fixed by the Committee, but subject to such maximum amounts as the Committee may impose.



	2.2 Other Definitions. In addition to the above definitions, certain words and phrases used in the Plan and any Agreement may be defined elsewhere in the Plan or in such Agreement.





SECTION 3



COMMON STOCK



	3.1 Number of Shares. Subject to the provisions of Section 3.3, the number of Shares which may be issued or sold or for which Options or Stock Appreciation Rights may be granted under the Plan may not exceed ________________ Shares.



	3.2 Re-usage. If an Option or SAR expires or is terminated, surrendered, or canceled without having been fully exercised, if Restricted Stock is forfeited, or if any other grant results in any Shares not being issued, the Shares covered by such Option, SAR, grant of Restricted Stock or other grant, as the case may be, shall again be immediately available for Awards under the Plan.



	3.3 Adjustments. In the event of any change in the outstanding Common Stock by reason of a stock split, stock dividend, combination, reclassification or exchange of Shares, recapitalization, merger, consolidation or other similar event, the number of SARs and the number of Shares available for Options, grants of Restricted Stock, and Other Stock Based Awards and the number of Shares subject to outstanding Options, SARs, grants of Restricted Stock, and Other Stock Based Awards, and the price thereof, and the Fair Market Value, as applicable, shall be appropriately adjusted by the Committee in its sole discretion and any such adjustment shall be binding and conclusive on all parties. Any fractional Shares resulting from any such adjustment shall be disregarded.





SECTION 4



ELIGIBILITY AND PARTICIPATION





	Participants in the Plan shall be those individuals selected by the Committee to participate in the Plan who hold positions of responsibility and whose participation in the Plan the Committee determines to be in the best interests of the Company. No
Participant may be granted in any calendar year Awards with respect to which more than ____ Shares may be issued or sold or for which Options or Stock Appreciation Rights may be granted.
No Participant may be granted during the Participant's lifetime
Awards with respect to which more than ____ Shares may be issued or sold or for which Options or Stock Appreciation Rights may be granted.





SECTION 5



ADMINISTRATION





	5.1 Committee. The Plan shall be administered by the ___________ Committee of the Company, which shall consist solely of two or more "outside directors" within the meaning of Code section 162(m)(4)(C)(i). The members of the Committee shall be appointed by and shall serve at the pleasure of the Board, which may from time to time change the Committee's membership.



	5.2 Authority. The Committee shall have the sole and complete authority to:



	(a) determine the individuals to whom awards are granted, the type and amounts of awards to be granted and the time of all such grants;



	(b) determine the terms, conditions and provisions of, and restrictions relating to, each Award granted;



	(c)     interpret and construe the Plan and all Agreements;



	(d) prescribe, amend and rescind rules and regulations relating to the Plan;



	(e)     determine the content and form of all Agreements;



	(f) determine all questions relating to Awards under the Plan, including whether any conditions relating to an Award have been met;



	(g)     maintain accounts, records and ledgers relating to Awards;



	(h)     maintain records concerning its decisions and proceedings;



	(i) employ agents, attorneys, accountants or other persons for such purposes as the Committee considers necessary or desirable;
and



	(j) do and perform all acts which it may deem necessary or appropriate for the administration of the Plan and to carry out the objectives of the Plan.



	5.3 Determinations. All determinations, interpretations, or other actions made or taken by the Committee pursuant to the provisions of the Plan shall be final, binding, and conclusive for all purposes and upon all persons.



	5.4 Delegation. The Committee may delegate to appropriate senior officers of the Company its duties under the Plan pursuant to such conditions and limitations as the Committee may establish.





SECTION 6



STOCK OPTIONS





	6.1 Type of Option. Each Option granted under this Plan shall be of one of two types: (i) an "incentive stock option" within the meaning of section 422 of the Code (or any successor provision), or (ii) a non-qualified stock option.



	6.2 Grant of Option. An Option may be granted to Participants at such time or times as shall be determined by the Committee.
Each Option shall be evidenced by a written Agreement that shall specify the exercise price, the duration of the Option, the number of Shares to which the Option applies, and such other terms and conditions not inconsistent with the Plan as the Committee shall determine. No incentive stock options may be awarded after the tenth anniversary of the date this Plan is adopted by the Board.



	6.3 Option Price. The per share option price shall be not less than 100 percent of the Fair Market Value at the time the Option is granted (110 percent in the case of an incentive stock option granted to a Participant who at the time the Option is granted owns stock possessing more than 10 percent of the total combined voting power of all classes of stock of the Company or of its parent).



	6.4. Exercise of Options. Options awarded under the Plan shall be exercisable at such times and shall be subject to such restrictions and conditions, including the performance of a minimum period of service after the grant, as the Committee may impose, which need not be uniform for all participants;
provided, however, that no Option shall be exercisable for more than 10 years after the date on which it is granted (5 years in the case of an incentive stock option granted to a Participant who at the time the Option is granted owns stock possessing more than 10 percent of the total combined voting power of all classes of stock of the Company or of its parent). No Option may be exercised until the Committee certifies that all conditions on the exercise of the Option have been met.



	6.5 Payment. The Committee shall determine the procedures governing the exercise of Options, and shall require that the per share option price be paid in full at the time of exercise.
The Committee may, in its discretion, permit a Participant to make payment in cash, or in Shares already owned by the Participant, valued at the Fair Market Value thereof, as partial or full payment of the exercise price. As soon as practical after full payment of the exercise price, the Company shall deliver to the Participant a certificate or certificates representing the acquired Shares.



	6.6 Rights as a Shareholder. Until the exercise of an Option and the issuance of the Shares in respect thereof, a Participant shall have no rights as a Shareholder with respect to the Shares covered by such Option.





SECTION 7



STOCK APPRECIATION RIGHTS





	7.1 Grant of Stock Appreciation Rights. Stock Appreciation Rights may be granted to Participants at such time or times as shall be determined by the Committee and shall be subject to such terms and conditions as the Committee may decide. A grant of an SAR shall be made pursuant to a written Agreement containing such provisions not inconsistent with the Plan as the Committee shall approve.



	7.2 Exercise of SARs. SARs may be exercised at such times and subject to such conditions, including the performance of a minimum period of service, as the Committee shall impose. Any
SAR related to a non-qualified stock option may be granted at the same time such Option is granted or at any time thereafter before exercise or expiration of such Option. Any SAR related to an incentive stock option shall be granted at the same time such Option is granted. SARs which are granted in tandem with an Option may only be exercised upon the surrender of the right to exercise an equivalent number of Shares under the related
Option and may be exercised only with respect to the Shares for which the related Option is then exercisable. Notwithstanding any other provision of the Plan, the Committee may impose conditions on the exercise of an SAR, including, without limitation, the right of the Committee to limit the time of exercise to specified periods, as may be required to satisfy the applicable provisions of Rule 16b-3 as promulgated under The
Securities Exchange Act of 1934, as amended, or any successor rule. No SAR may be exercised until the Committee certifies that all conditions on the exercise of the SAR have been met.



	7.3  Payment of SAR Amount.  Upon exercise of an SAR, the
Participant shall be entitled to receive payment of an amount determined by multiplying:



	(a) any increase in the Fair Market Value of a Share at the date of exercise over the Fair Market Value of a Share at the date of grant, by



	(b) the number of Shares with respect to which the SAR is exercised; provided, however, that at the time of grant, the Committee may establish, in its sole discretion, a maximum amount per Share which will be payable upon exercise of an SAR.



	7.4 Method of Payment. Subject to the discretion of the Committee, which may be exercised at the time of grant, the time of payment, or any other time, payment of an SAR may be made in cash, Shares or any combination thereof.





SECTION 8



RESTRICTED STOCK OR PHANTOM STOCK



	8.1 Grant of Restricted Stock or Phantom Stock. The Committee may grant Shares of Restricted Stock or Phantom Stock rights to such Participants at such times and in such amounts, and subject to such other terms and conditions not inconsistent with the Plan as it shall determine. Each grant of Restricted Stock or Phantom Stock rights shall be evidenced by a written Agreement setting forth the terms of such Award.



	8.2 Restrictions on Transferability and Exercise. Restricted Stock or Phantom Stock rights may not be sold, transferred, pledged, assigned, or otherwise alienated until the Committee certifies that any conditions imposed upon the Restricted Stock or Phantom Stock, (including without limitation, the satisfaction of performance goals or the occurrence of such events as shall be determined by the Committee), have been met.
Upon such certification, any Restricted Stock will be transferred to the Participant free of all restrictions and any Phantom Stock may be transferred to the Company in exchange for cash, Shares or a combination of cash and Shares.



	8.3 Rights as a Shareholder. Unless otherwise determined by the Committee at the time of grant, Participants holding
Restricted Stock granted hereunder may exercise full voting rights and other rights as a Shareholder with respect to those Shares during the period of restriction. Holders of Phantom
Stock rights shall not be deemed Shareholders and, except to the extent provided in accordance with the Plan, shall have no rights related to any Shares.



	8.4 Dividends and Other Distributions. Unless otherwise determined by the Committee at the time of grant, Participants holding Restricted Stock shall be entitled to receive all dividends and other distributions paid with respect to those Shares, provided that if any such dividends or distributions are paid in shares of stock, such shares shall be subject to the same forfeiture restrictions and restrictions on transferability as apply to the Restricted Stock with respect to which they were paid. Unless otherwise determined by the Committee at the time of grant, Participants holding Phantom Stock rights shall not be entitled to receive cash payments equal to any cash dividends and other distributions paid with respect to a corresponding number of Shares.



	8.5 Payment of Phantom Stock Rights. The Committee may, at the time of grant, provide for payment in respect of Phantom
Stock rights in cash, Shares, partially in cash and partially in Shares, or in any other manner not inconsistent with this Plan.





SECTION 9



OTHER STOCK BASED AWARDS AND OTHER BENEFITS





	9.1 Other Stock Based Awards. The Committee shall have the right to grant Other Stock Based Awards which may include, without limitation, the grant of Shares based on certain conditions, the payment of cash based on the performance of the Common Stock, and the payment of Shares in lieu of cash under other Company incentive bonus programs. A grant of an Other
Stock Based Award shall be made pursuant to a written Agreement containing such provisions not inconsistent with the Plan as the Committee shall approve. Payment under or settlement of any such Awards shall be made in such manner and at such times as the Committee may determine.



	9.2 Other Benefits. The Committee shall have the right to provide types of Awards under the Plan in addition to those specifically listed utilizing shares of stock or cash, or a combination thereof, if the Committee believes that such Awards would further the purposes for which the Plan was established.
Payment under or settlement of any such Awards shall be made in such manner and at such times as the Committee may determine;
provided, that no such Other Stock Based Award may be exercised until the Committee certifies that all conditions on the exercise of the Other Stock Based Award have been met.





SECTION 10



AMENDMENT, MODIFICATION, AND TERMINATION OF PLAN



	The Board of Directors at any time may terminate or suspend the Plan, and from time to time may amend or modify the Plan. No amendment, modification, or termination of the Plan shall in any manner adversely affect any Award theretofore granted under the Plan without the consent of the Participant.





SECTION 11



TERMINATION OF EMPLOYMENT



	11.1 Termination of Employment Due to Retirement. Unless otherwise determined by the Committee at the time of grant, in the event a Participant's employment with the Company terminates by reason of retirement after age 65, any Option or SAR granted to such Participant which is then outstanding may be exercised at any time prior to the expiration of the term of the Option or SAR or within three (3) years following the Participant's termination of employment, whichever period is shorter, and any Restricted Stock, Phantom Stock rights, or other Award then outstanding for which any restriction has not lapsed prior to the effective date of retirement shall be forfeited.



	11.2 Termination of Employment Due to Death or Disability. Unless otherwise determined by the Committee at the time of grant, in the event a Participant's employment with the Company is terminated by reason of death or disability, any Option or SAR granted to such Participant which is then outstanding may be exercised by the Participant or the Participant's legal representative at any time prior to the expiration date of the term of the Option or SAR or within three (3) years following the Participant's termination of employment, whichever period is shorter, and any Restricted Stock, Phantom Stock rights, or other Award then outstanding shall become nonforfeitable and shall become transferable or payable, as the case may be, as though any restriction had expired.



	11.3 Termination of Employment for Any Other Reason. Unless otherwise determined by the Committee at the time of grant, in the event the employment of the Participant with the Company shall terminate for any reason other than misconduct or one described in Section 11.1 or 11.2, any Option or SAR granted to such Participant which is then outstanding may be exercised by the Participant at any time prior to the expiration date of the term of the Option or SAR or within three (3) months following the Participant's termination of employment, whichever period is shorter; any Restricted Stock, Phantom Stock rights, or other
Award then outstanding for which any restriction has not lapsed prior to the date of termination of employment shall be forfeited upon termination of employment. If the employment of a Participant is terminated by the Company by reason of the Participant's misconduct, any outstanding Option or SAR shall cease to be exercisable on the date of the Participant's termination of employment; any Restricted Stock, Phantom Stock rights, or other Award then outstanding for which any restriction has not lapsed prior to the date of termination of employment shall be forfeited upon termination of employment.
As used herein, "misconduct" means (i) one or more demonstrable and material acts of dishonesty, disloyalty, insubordination or willful misconduct or (ii) the continued failure, in the judgment of the Chief Executive Officer of the Company or the Board by the Participant to substantially perform his duties
(other than any such failure resulting from his death or disability). The Committee shall determine whether a Participant's employment is terminated by reason of misconduct.



	11.4 Accrual of Right at Date of Termination. The Participant shall have the right to exercise an Option or SAR as indicated in Sections 11.1, 11.2, and 11.3 only to the extent the Participant's right to exercise such Option or SAR had accrued at the date of termination of employment pursuant to the terms of the applicable Agreement and had not previously been exercised.



SECTION 12



MISCELLANEOUS PROVISIONS



	12.1 Non-transferability of Awards. Unless otherwise determined by the Committee at the time of grant, and except as provided in Section 11, no Awards granted under the Plan shall be assignable, transferable, or payable to or exercisable by anyone other than the Participant to whom it was granted.



	12.2 No Guarantee of Employment or Participation. Nothing in the Plan shall interfere with or limit in any way the right of the Company to terminate any Participant's employment at any time, nor confer upon any Participant any right to continue in the employment of the Company. No employee shall have a right to be selected as a Participant, or, having been so selected, to receive any future awards.



	12.3 Tax Withholding. The Company shall have the authority to withhold, or require a Participant to remit to the Company, an amount sufficient to satisfy federal, state, and local withholding tax requirements on any Award under the Plan, and the Company may defer payment of cash or issuance of Shares until such requirements are satisfied. The Committee may, in its discretion, permit a Participant to elect, subject to such conditions as the Committee shall require, to have Shares otherwise issuable under the Plan withheld by the Company and having a Fair Market Value sufficient to satisfy all or part of the Participant's estimated total federal, state, and local tax obligation associated with the transaction.



	12.4 Governing Law. The Plan and all determinations made and actions taken pursuant hereto, to the extent not otherwise governed by the Code or Act, shall be governed by the law of the State of Delaware and construed in accordance therewith.



	12.5 Effective Date. The Plan shall be effective immediately upon such approval by the Shareholders of the Company, provided, however, that no Award requiring the issuance of Shares shall be exercised or paid out unless at the time of such exercise or payout (i) such Shares are covered by a currently effective registration statement filed under The Securities Act of 1933, as amended, if one is then required, or in the sole opinion of the Company and its counsel such issuance of Shares is otherwise exempt from the registration requirements of such act, and (ii) such Shares are listed on any securities exchange upon which the Common Stock of the Company is listed.



	12.7 Unfunded Plan. Insofar as the Plan provides for Awards of cash, Shares, rights or a combination thereof, the Plan shall be unfunded. The Company may maintain bookkeeping accounts with respect to Participants who are entitled to Awards under the Plan, but such accounts shall be used merely for bookkeeping convenience. The Company shall not be required to segregate any assets that may at any time be represented by interests in Awards nor shall the Plan be construed as providing for any such segregation. None of the Committee, the Company or its Board of Directors shall be deemed to be a trustee of any cash, Shares or rights to Awards granted under the Plan. Any liability of the Company to any Participant with respect to an Award or any rights thereunder shall be based solely upon any contractual obligations that may be created by the Plan and any Agreement, and no obligation of the Company under the Plan shall be deemed to be secured by any pledge or other encumbrance on any property of the Company.



	12.8. Provisions Relating to Section 16 Persons. Notwithstanding any other provision herein, any Option or similar right (including an SAR) granted hereunder to a Participant who is then subject to Section 16 of The Securities Exchange Act of 1934 shall not be transferable other than by will or the laws of descent and distribution and shall be exercisable during the Participant's lifetime only by him.

EXHIBIT 10(v)







SECOND AMENDMENT TO

AMENDED AND RESTATED CREDIT AGREEMENT





	This Second Amendment to Amended and Restated Credit Agreement (this "Second Amendment") is made and entered into as of March
__, 1995, by and among Champion Parts, Inc., an Illinois corporation (the "Company"), LaSalle National Bank, a national banking association ("LaSalle"), as successor to both Exchange
National Bank of Chicago and American National Bank and Trust
Company of Chicago, NBD Bank ("NBD"), and Harris Trust and
Savings Bank, an Illinois banking corporation ("Harris")
[LaSalle, NBD and Harris are each a "Bank" and collectively, together with their respective successors and permitted assigns, the "Banks"], and LaSalle in its capacity as both Agent and Collateral Agent for the Banks.





W I T N E S S E T H:





	WHEREAS, the Banks have provided certain extensions of credit, loans and other financial accommodations to the Company pursuant to that certain Amended and Restated Credit Agreement dated as of March 31, 1993, as amended by that certain First Amendment to Amended and Restated Credit Agreement dated as of March 30, 1994
(the "First Amendment")[collectively the "Credit Agreement"], and the other agreements, documents and instruments referenced therein or executed and delivered pursuant thereto;



	WHEREAS, the Company has requested, among other things, that the Banks, the Agent and the Collateral Agent waive certain defaults pursuant to the Credit Agreement, extend the maturity date from April 1, 1995, to July 1, 1995 thereunder, and amend certain other provisions contained in the Credit Agreement; and



	WHEREAS, the Banks, the Agent and the Collateral Agent are willing to waive certain defaults pursuant to the Credit Agreement, extend the maturity date from April 1, 1995, to July
1, 1995 thereunder, and amend certain other provisions contained in the Credit Agreement, but solely on the terms and subject to the conditions set forth in this Second Amendment.



	NOW, THEREFORE, in consideration of the foregoing, the mutual promises and understandings of the parties hereto set forth herein, and other good and valuable consideration, the receipt and sufficiency of which consideration is hereby acknowledged, the parties hereto hereby agree as set forth in this Second
Amendment.



	1. Terms. All terms which have an initial capital letter in this Second Amendment where not required by the rules of grammar, and are not defined herein, are defined in the Credit
Agreement.



	2.      Termination Date.  The definition of "Termination Date" in
Section 1.1 of the Credit Agreement is hereby amended by deleting the definition of "Termination Date" in its entirety and substituting therefor the following:



		""Termination Date" shall mean July 1, 1995, provided that the "Initial Equity Infusion" (hereinafter defined), has been completed on or before April 17, 1995. If the Commitment is terminated prior to such date in accordance with Sections 3.5 or
9.2 hereof, then the Termination Date shall be such earlier date on which the Commitment terminates."



	3. Tangible Net Worth. Section 6.13 of the Credit Agreement is hereby amended by deleting the Applicable Minimum TNW for the Time Period commencing upon the earlier to occur of (A) the Initial Equity Infusion, or (B) April 17, 1995, and at all times thereafter, and substituting therefor the following:



	 "Time Period                             Applicable Minimum TNW



 Upon the earlier to occur of (i)       95% of the actual Tangible Net Worth of
 the Initial Equity Infusion, or        the Company and its subsidiaries as of
 (ii) April 17, 1995, and at all times  March 31, 1995, plus (i) the aggregate
 thereafter                             amount of the Equity Infusion, from time
					to time, excluding the reasonable costs
					and expenses incurred in connection
					therewith, and (ii) 90% of the aggregate net income, to the extent that it is a positive number, for all fiscal months thereafter"



	4. Current Ratio. Section 6.15 of the Credit Agreement is hereby amended by deleting Section 6.15 in its entirety and substituting therefor the following:



		"6.15 Current Ratio. Not permit the ratio of current assets (less deferred taxes) to current liabilities, including income taxes currently payable (less deferred taxes) to be less than
(a) at any time from March 30, 1994, through and including
December 31, 1994, 1.15:1, (b) from January 1, 1995, through and including the earlier to occur of (i) the date immediately preceding the Initial Equity Infusion, or (ii) April 16, 1995,
1.10:1, and (c) from the earlier to occur of (i) the date of the Initial Equity Infusion, or (ii) April 17, 1995, through the
Termination Date, 1:25:1."



	5. Inventory Cap. Section 6.27(a)(x)(A) of the Credit Agreement is hereby amended by deleting the phrase in Section 6.27(a)(x)(A) "shall in no event exceed $13,000,000.00" in its entirety and substituting therefor "shall not at any time on and after the earlier to occur of (i) the Initial Equity Infusion, or (ii) April 17, 1995, exceed $9,000,000.00".



	6. Applicable Eligible Inventory Percentage. Section 6.27(b) of the Credit Agreement is hereby amended by deleting Section
(z) from the definition of "Applicable Eligible Inventory
Percentage" in Section 6.27(b) of the Credit Agreement and substituting therefor the following:



		"(z) from and after January 1, 1995, through and including the earlier to occur of (i) the date immediately preceding the Initial Equity Infusion, or (ii) April 16, 1995, thirty-five percent (35%), and (aa) from the earlier to occur of (i) the date of the Initial Equity Infusion, or (ii) April 17, 1995, through the Termination Date, twenty-five percent (25%)."



	7.      Eligible Accounts.  The definition of "Eligible Accounts" in
Section 6.27(b) of the Credit Agreement is hereby amended by deleting the reference in Section (f)(ii) to "360" in its entirety from the definition of "Eligible Accounts" and substituting therefor "120".



	8. Applicable Leverage Percentage. Section 6.29 of the Credit Agreement is hereby amended by deleting the Applicable Leverage
Percentage for the Time Period commencing upon the earlier to occur of (A) the Initial Equity Infusion, or (B) April 17, 1995, and at all times thereafter, and substituting therefor the following:



	"Time Period                            Applicable Leverage Percentage



	Upon the earlier to occur of (i)                        190%"
	the Initial Equity Infusion, or
	(ii) April 17, 1995, and at all times
	thereafter



	9. Event of Default. Section 9.1 of the Credit Agreement is hereby amended by adding a Section 9.1(n) as follows:



		"(n) 	the Initial Equity Infusion has not been completed on or
before April 17, 1995."



	10.     Default.



		A. The Company has informed the Banks, the Agent and the Collateral Agent that (1) for the fiscal year ending January 1, 1995, the Company was in default of the financial covenants set forth in Sections 6.13, 6.14 and 6.29 of the Credit Agreement, and for the period January 29, 1995, through and including April
1, 1995, the Company is and will continue to be in default of the financial covenants set forth in Sections 6.13, 6.14, 6.15 and 6.29 of the Credit Agreement (collectively the "Financial
Covenant Defaults"), and (2) pursuant to that certain Preferred
Stock Purchase Agreement dated as of March 23, 1995, by and between the Company and RGP Holdings, Inc. ("RGP")[the "Stock
Agreement"], RGP desires to contribute to the capital of the Company on or before April 17, 1995, the amount of Five Million
One and no/100 Dollars ($5,000,001.00), in exchange for the issuance of 9% Redeemable Cumulative Convertible Voting
Preferred Stock of the Company ("Initial Equity Infusion"), and the Company may also offer to issue additional common shares to its existing shareholders for cash pursuant to Section 6.5 of the Stock Agreement (the "Additional Equity Infusion"; the
Initial Equity Infusion, together with the Additional Equity
Infusion is collectively the "Equity Infusion").



		B. The Company desires the Banks, the Agent and the Collateral Agent to, and the Banks, the Agent and the Collateral
Agent hereby waive the Company's Financial Covenant Defaults.
The Company further desires the Banks, the Agent and the Collateral Agent to, and the Banks, the Agent and the Collateral
Agent hereby consent to the Equity Infusion pursuant to the terms of the Stock Agreement. The Company represents and warrants to the Banks, the Agent and the Collateral Agent that, upon the occurrence of the Equity Infusion, the Company will also be in default of Section 9.1(i) of the Credit Agreement
("Change of Control Default"). Accordingly, the Company desires the Banks, the Agent and the Collateral Agent to, and the Banks, the Agent and the Collateral Agent hereby waive the Change in Control Default resulting pursuant to the terms of the Stock
Agreement. The Banks, the Agent and the Collateral Agent consent to the execution by the Company of the Stock Agreement and performance of its obligations thereunder; provided, however, nothing contained herein shall be deemed a waiver by the Banks, the Agent or the Collateral Agent of any of their rights or remedies pursuant to the Credit Agreement or the other agreements, documents and instruments referenced therein or executed and delivered pursuant thereto or a consent to the redemption of any common or preferred stock of the Company pursuant to the Stock Agreement or any of the agreements or documents contemplated thereby, except as provided in Section
6.5(b) of the Stock Agreement.



		C. The waiver set forth in Section 10B of this Second Amendment shall not be or be deemed (i) an amendment or modification of any terms or conditions of the Credit Agreement or any of the agreements, instruments or documents referenced in the Credit Agreement or executed and delivered pursuant thereto,
(ii) a waiver by the Banks, the Agent or the Collateral Agent of any "Event of Default" or "Unmatured Event of Default" as defined in the Credit Agreement, other than the Financial
Covenant Defaults and the Change of Control Default as described in Section 10B of this Second Amendment, (iii) a waiver of any continuation or reoccurrence of the Company's Financial Covenant
Defaults or the Change of Control Default described in Section
10B of this Second Amendment, or (iv) except for the waiver set forth in Section 10B, to affect or waive any of the Banks', the Agent's or the Collateral Agent's rights or remedies pursuant to the Credit Agreement, any of the agreements, instruments or documents referenced in the Credit Agreement or executed and delivered pursuant thereto, at law, in equity or otherwise.



		D. The Company represents, warrants and covenants unto the Banks, the Agent and the Collateral Agent that (1) none of the Company's common stock or the preferred stock whether issued to RGP or any other person or entity pursuant to the Stock
Agreement or otherwise will be redeemed by the Company for cash, except as provided in Section 6.5(b) of the Stock Agreement, and
(2) the Company will not declare or make any cash distributions, dividends or other payments in connection with the Company's common or preferred stock, whether issued pursuant to the Stock
Agreement or otherwise, or set aside any funds for such purpose.



	11. Authority. The Company represents and warrants to the Banks, the Agent and the Collateral Agent that (a) it has obtained all necessary consents to enter into, execute, deliver and perform this Second Amendment, including, but not limited to, resolutions of the Executive Committee of the Board of Directors' of the Company, (b) the Company has the right, power and capacity and is duly authorized and empowered to enter into, execute, deliver and perform this Second Amendment, and (c) the execution and delivery of this Second Amendment shall not breach any agreement, instrument or document to which the Company is a party or by which it is bound.



	12. Fees. Contemporaneously with the execution and delivery of this Second Amendment, the Company shall:



		(a) in addition to any other costs, fees and expenses which may be due and owing to the Banks pursuant to the Credit
Agreement, pay to LaSalle an extension fee in the amount of Ten
Thousand and no/100 Dollars ($10,000.00) [the "Extension Fee"].
LaSalle shall remit the Extension Fee to each Bank in accordance with each Bank's Percentage Share;



		(b) in addition to any other costs, fees and expenses which may be due and owing to the Agent and the Collateral Agent pursuant to the Credit Agreement, pay to LaSalle, in its capacity as Agent and Collateral Agent, a fee in the amount of Six Thousand Two Hundred Fifty and no/100 Dollars ($6,250.00) for LaSalle to retain; and



		(c) execute and deliver a Secretary's Certificate as to Officers and Directors and Directors' Resolutions in the form attached hereto as Exhibit "A" authorizing the execution and delivery by the Company of this Second Amendment and the transactions evidenced herein, together with a certified copy of the resolution establishing the Executive Committee and setting forth its powers and certifying that such resolution has not been modified, amended or rescinded in any way and is in full force and effect.



	13. Exhibit. The Exhibit described in this Second Amendment is attached hereto, made a part hereof and incorporated herein by this reference thereto.



	14. Commitment. The amount of each Bank's Commitment and Percentage Share appearing on page 8 of the Credit Agreement, as amended by the First Amendment, are hereby amended by deleting such amounts and percentages in their entirety and substituting therefor the amounts and percentages set forth next to the signature lines appearing on this Second Amendment.



	15. Conflict of Terms. If, and to the extent, the terms and provisions of this Second Amendment contradict or conflict with the terms and provisions of the Credit Agreement, the terms and provisions of this Second Amendment will govern and control;
provided, however, to the extent that the terms and provisions of this Second Amendment do not contradict or conflict with the terms and provisions of the Credit Agreement, the Credit
Agreement, as amended by this Second Amendment, shall remain in and have its intended full force and effect, and the parties hereto hereby affirm, confirm and ratify the same.


   IN WITNESS WHEREOF, the parties have caused this Second Amendment to be executed and delivered by their duly authorized officers as of the date first set forth above.



						      CHAMPION PARTS, INC., an
						      Illinois corporation



						       By:     _________________

						       Title:  _________________



Amount of                       Percentage              LA SALLE NATIONAL BANK,
Commitment                      Share                   individually, as Agent
							and as Collateral Agent



$11,870,967.69,                 51.612903%             By:     _________________

less an amount equal                                   Title:  _________________
to the product of
(i) the aggregate
amount of the Equity
Infusion from time
to time, multiplied by
(ii) each Bank's
Percentage Share of the
amount of the Equity
Infusion



Amount of                       Percentage             NBD BANK
Commitment                      Share

$6,677,419.34,                  29.032258%             By:     _________________

less an amount equal                                   Title:  _________________
to the product of
(i) the aggregate
amount of the Equity
Infusion from time
to time, multiplied by
(ii) each Bank's
Percentage Share of the
amount of the Equity
Infusion


Amount of                      Percentage              HARRIS TRUST AND
Commitment                      Share                  SAVINGS BANK, an
						       Illinois corporation



$4,451,612.97,                  19.354839%             By:     _________________

less an amount equal                                   Title:  _________________
to the product of
(i) the aggregate
amount of the Equity
Infusion from time
to time, multiplied by
(ii) each Bank's
Percentage Share of the
amount of the Equity
Infusion



Total
Commitments



$23,000,000.00,

less an amount equal
to the product of
(i) the aggregate
amount of the Equity
Infusion from time
to time, multiplied by
(ii) each Bank's
Percentage Share of the
amount of the Equity
Infusion


EXHIBIT "A"

SECRETARY'S CERTIFICATE AS TO OFFICERS AND

  DIRECTORS AND DIRECTORS' RESOLUTIONS



	I, Thomas W. Blashill, do hereby certify that:



	1. I am the duly elected, qualified and acting Secretary of Champion Parts, Inc., a corporation duly organized, existing and in good standing under the laws of the State of Illinois (the
"Company").



	2.  I am the keeper of the corporate records of the Company.



	3. The following named persons are present officers and directors of the Company, each duly elected, qualified and acting as such:



		Donald G. Santucci                      President

		Thomas W. Blashill                      Executive Vice President

		Roger Wilson                            Vice President

		Thomas W. Blashill                      Secretary

		Thomas W. Blashill                      Treasurer

		Donald G. Santucci                      Director*

		Thomas W. Blashill                      Director

		Calvin A. Campbell, Jr.                 Director

		John R. Gross                           Director

		Raymond F. Gross                        Director*

		Gary S. Hopmayer                        Director

		Barry L. Katz                           Director

		Edward R. Kipling                       Director*

		Raymond G. Perelman                     Director*



		* Member of Executive Committee



	4. The following is a full, true and correct copy of resolutions, unanimously adopted pursuant to the written consent of the Executive Committee of the Board of Directors, executed in accordance with the Company's Articles of Incorporation, By-Laws and all other applicable laws, and which resolutions have not in any way been modified, amended or rescinded, but are in full force and effect as of the date hereof:



		RESOLVED, that the President or the Executive Vice President, or any other person from time to time designated by either of them in writing (collectively the "Designated Persons") are hereby authorized, directed and empowered now and from time to time hereafter to make, execute and deliver for, by, on behalf of and in the name of the Company to LaSalle National Bank, a national banking association ("LaSalle"), as successor to both
Exchange National Bank of Chicago ("Exchange") and American
National Bank and Trust Company of Chicago ("ANB"), NBD Bank
("NBD"), and Harris Trust and Savings Bank, an Illinois banking corporation ("Harris")[LaSalle, NBD and Harris are each a "Bank" and collectively, together with their respective successors and permitted assigns, the "Banks"], and LaSalle, in its capacity as both Collateral Agent and Agent, such documents, instruments and agreements, including, but not limited to, that certain Second
Amendment to Amended and Restated Secured Credit Agreement and any other documents, instruments and agreements executed and delivered pursuant thereto, including any amendments, renewals, substitutions, extensions or modifications thereto (collectively the "Loan Documents"), as they may in their sole discretion deem advisable, necessary, expedient, convenient or proper, providing for and evidencing various loans, extensions of credit and other financial accommodations by the Banks to the Company.



		RESOLVED, that the Loan Documents may contain such provisions, terms, conditions, covenants, representations and warranties as such Designated Persons may, in their sole discretion, deem advisable, necessary, expedient, convenient or proper.



		RESOLVED, that the Designated Persons are authorized, in the name and on behalf of the Company, to do all other acts and execute and deliver such other agreements as the Designated
Persons, in their sole discretion, determine to be necessary or required in order to consummate fully, carry out and perform the transactions contemplated under the Loan Documents, these resolutions and any other document, instrument or agreement executed and delivered pursuant thereto or in connection with the Loan Documents.



		RESOLVED, that the Designated Persons, in their sole discretion, are authorized, directed and empowered to make, execute and deliver, in the name and on behalf of the Company, from time to time, amendments, renewals, substitutions, extensions or modifications of any or all documents delivered to the Banks and LaSalle, in its capacity as both Collateral Agent and Agent.



		RESOLVED, that the acts of any person or Designated Persons on behalf of the Company, with respect to the Loan Documents, these resolutions and all documents, instruments and agreements, written or oral, of any and every kind, nature or description whatsoever, heretofore executed and delivered by the Company to the Banks and LaSalle, in its capacity as both Collateral Agent and Agent, are hereby fully ratified, approved, adopted, confirmed and declared to be and represent binding obligations of the Company in accordance with the respective terms and provisions thereof.



		RESOLVED, that the authorizations herein set forth shall remain in full force and effect until written notice of their modification or discontinuance shall be given by certified mail, return receipt requested, and received by the Banks and LaSalle, in its capacity as both Collateral Agent and Agent, at 120 South
LaSalle Street, Chicago, Illinois 60604, Attention:  Mr. Thomas
J. Bieke, but no such modification or discontinuance shall affect the validity of the acts of any Designated Persons or any other person authorized to so act by these resolutions which have been performed prior to the receipt of such notice by the Banks.



		RESOLVED, that the Secretary of the Company is hereby authorized to furnish the Banks and LaSalle, in its capacity as both Collateral Agent and Agent, a copy of these resolutions and to certify their authenticity.



I further certify that there is no provision in the Articles of Incorporation or By-Laws of the Company limiting the power of the Executive Committee to pass the foregoing resolutions, that the same are in conformity with the provisions of said Articles of Incorporation and By-Laws, and that no shareholder consent is required to permit the actions taken in such resolutions.



	IN WITNESS WHEREOF, I have hereunto subscribed my name as the Secretary of the Company as of March __, 1995.



(CORPORATE SEAL)                         _____________________________

					 Thomas W. Blashill, Secretary