Form 10-Q
period 1995-04-02
CHAMPION PARTS INC
filed 1995-05-17
CIK 19161

FORM 10-Q

		      SECURITIES AND EXCHANGE COMMISSION

			   Washington, D.C.  20549



	   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

		       SECURITIES EXCHANGE ACT OF 1934



	       For the quarterly period ended:     April 2, 1995

		       Commission file number:            1-7807



			     Champion Parts, Inc.

	    (Exact name of registrant as specified in its charter)



	  Illinois                                  36-2088911

(State or other jurisdiction of             (I.R.S. Employer Identifi-
incorporation or organization)                      cation No.)



		 2525 22nd Street, Oak Brook, Illinois  60521

		   (Address of principal executive offices)

				  (Zip Code)


				  708-573-6600
	      (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

	    Yes      X              No



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

	   Class                            Outstanding at May 12, 1995

Common Shares - $.10 par value                      3,655,266

PART I

CHAMPION PARTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONDENSED)


					      April 2,    January 1,
						1995         1995
					     ----------   ----------
					     (Unaudited)
ASSETS
  Current Assets
    Cash and cash equivalents                   395,000      346,000
    Accounts Receivable,
      less allowance for uncollectible
      accounts                               10,688,000   10,864,000
    Inventories                              25,520,000   26,866,000
    Prepaid expenses and other                2,918,000    2,647,000
					     ----------   ----------
	      Total current assets           39,521,000   40,723,000

  Property, plant, and equipment (net)       11,250,000   11,494,000
  Other assets                                1,077,000    1,095,000
					     ----------   ----------
TOTAL ASSETS                                 51,848,000   53,312,000
					     ==========   ==========

LIABILITIES AND STOCKHOLDERS EQUITY:
  Current Liabilities
    Accounts Payable                          7,404,000    6,167,000
    Accrued expenses and other payables       9,772,000    8,911,000
    Current maturities on long-term debt     18,614,000   20,026,000
					     ----------   ----------
	      Total current liabilities      35,790,000   35,104,000

  Deferred income taxes                       1,393,000    1,393,000
  Long-term debt, less current maturities
    ESOP loan agreement                         514,000      514,000
    Notes payable to banks and other            884,000      937,000
					     ----------   ----------
	      Total liabilities              38,581,000   37,948,000


  Stockholders Equity
    Preferred stock - no par value
      authorized 10,000,000 shares:
      issued and outstanding, none                    0            0
    Common shares - $.10 par value
      authorized 50,000,000 shares
      issued and outstanding
      3,655,266 shares                          366,000      366,000
    Additional paid-in capital               15,578,000   15,578,000
    Cumulative translation adjustment          (623,000)    (645,000)
    Debt guarantee for ESOP                    (514,000)    (514,000)
    Retained earnings                        (1,540,000)     579,000
					     ----------   ----------
	      Total Stockholders equity      13,267,000   15,364,000
					     ----------   ----------
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY    51,848,000   53,312,000
					     ==========   ==========



See notes to condensed consolidated financial statements

CHAMPION PARTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (CONDENSED)




							 Three Months Ended
						       April 2,       April 3,
							1995           1994
						     -----------    -----------
							      (Unaudited)

NET SALES                                            $21,304,000    $24,124,000
						     -----------    -----------

   Cost and expenses:

      Cost of products sold                           18,400,000     19,686,000
      Selling, distribution and administration         4,424,000      4,040,000
      Special charge                                           0      3,400,000
						     -----------    -----------
						      22,824,000     27,126,000
						     -----------    -----------

EARNINGS (LOSS) BEFORE INTEREST AND INCOME TAXES      (1,520,000)    (3,002,000)

INTEREST                                                 598,000        560,000
						     -----------    -----------
EARNINGS (LOSS) BEFORE INCOME TAXES                   (2,118,000)    (3,562,000)

INCOME TAXES (BENEFIT)                                     1,000       (718,000)
						     -----------    -----------
NET EARNINGS (LOSS)                                  ($2,119,000)   ($2,844,000)
						     ===========    ===========

AVERAGE COMMON SHARES OUTSTANDING                      3,655,266      3,655,266
						     ===========    ===========

NET EARNINGS PER COMMON SHARE                             ($0.58)        ($0.78)
						     ===========    ===========



See notes to condensed consolidated financial statements.

CHAMPION PARTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONDENSED)




							  Three Months Ended
							April 2,      April 3,
							 1995          1994
						      -----------   -----------
							      UNAUDITED

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings  (loss)                               ($2,119,000)  ($2,844,000)
   Adjustments to reconcile net earnings (loss) to net
    cash provided by operating activities:
       Depreciation and amortization                      378,000       448,000
       Provision for losses on accounts receivable         (2,000)       96,000
       Special charge                                           0     3,400,000
       Change in assets and liabilities:
	 Accounts receivable                              174,000    (3,959,000)
	 Inventories                                    1,350,000    (1,198,000)
	 Accounts payable                               1,261,000     2,366,000
	 Accrued expenses and other                       589,000    (1,167,000)
						      -----------   -----------
       NET CASH PROVIDED BY (USED IN)
	OPERATING ACTIVITIES                            1,631,000    (2,858,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures (net)                            (117,000)     (119,000)
						      ------------  -----------
	NET CASH USED IN INVESTING ACTIVITIES            (117,000)     (119,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings (payments) under line of credit
     agreement                                         (1,200,000)    2,800,000
   Principal payments on long-term debt                  (265,000)     (303,000)
						      ------------  -----------
	NET CASH PROVIDED BY (USED IN)
	FINANCING ACTIVITIES                           (1,465,000)    2,497,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       49,000      (480,000)

CASH AND CASH EQUIVALENTS, beginning of period            346,000        78,000
						      -----------   -----------
CASH AND CASH EQUIVALENTS, end of period                 $395,000     ($402,000)
						      ===========   ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:

      Cash paid during the period for:

	   Interest                                      $559,000      $595,000
	   Income Taxes                                         0       320,000



See notes to condensed consolidated financial statements.

		     CHAMPION PARTS, INC. AND SUBSIDIARIES
		     _____________________________________

	     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
				  (UNAUDITED)

_______________________________________________________________________________


1. The accompanying condensed financial statements have been prepared in accordance with the accounting policies described and set forth in the Company's annual report to the Securities
and  Exchange  Commission  on Form  10-K  for   the  twelve
months  ended January 1, 1995.

	The consolidated balance sheet at January 1, 1995 has been derived from the audited financial statements at that date and condensed.


2. The information furnished herein reflects all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period. Results of operations for the three months ended April 2, 1995 are not necessarily indicative of results to be expected for the entire year.


3. Inventories are valued at the lower of cost (first in, first out method) or market. A summary of the inventories follows:


			    April 2, 1995                 January 1, 1995


Raw Materials                $  9,475,000                    $ 10,870,000

Work in Process                 5,433,000                       5,028,000

Finished Goods                 10,612,000                      10,968,000
			       __________                      __________
			     $ 25,520,000                    $ 26,866,000
			       ==========                      ==========

	Included in inventory above were cores of $14,422,000 (April 2, 1995) and $14,139,000 (January 1, 1995).


4. For reporting purposes, product and core returns are offset against gross sales in arriving at net sales. For the three months ended April 2, 1995 and April 3, 1994 returns were
$17,499,000 and $16,587,000 respectively.


5. The Company amended its bank Credit Agreement on April 1, 1995. This amendment waived the Company's noncompliance with certain financial covenants in the first quarter of 1995 and extended the agreement to July 1, 1995, provided the Company consummated a proposed $5 million sale of Preferred Stock. The Company did not complete the sale and was notified by the banks that it was in default of the agreement. The Company continues to borrow against eligible collateral based on the terms of the agreement.


	As a result of the default, the Company is in default of a $1,100,000 standby letter of credit and a $1,500,000 capitalized lease obligation under a cross default provision under a letter of credit which services the obligation. The Company has reflected outstanding amounts under the credit agreement and the $1,500,000 capitalized lease obligation as current in its financial statements.


	The Company and the banks are in discussions on a revised agreement. There can be no assurances that the Company and its lenders can reach such an agreement.


	Without an extension of the credit agreement or a replacement credit facility, the Company would not have sufficient funds to pay its debt should the lenders demand payment. The Company's financial statements are prepared on a going concern basis and do not contain adjustments which may be necessary should the Company be forced to liquidate assets or take other actions to satisfy debt payments.


	In April, 1995 the Company deferred the final $200,000 principal payment on a promissory note to Echlin Inc. In May, 1995 the Company paid $100,000 of the outstanding remaining principal.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


Results


	Net sales for the quarter ended April 2, 1995 were $21.3 million, 11.6% less than net sales of $24.1 million for the same period in 1994. The Company experienced lower sales in all of its major product lines with the exception of heavy duty electrical products during the quarter. This decrease reflected a downturn in the automotive aftermarket during the first calendar quarter of 1995 due in part to a mild winter which impacted automotive electrical product sales. Also, the Company's first quarter 1994 results were favorably impacted by an initial stocking order to a new constant velocity joint customer. The first quarter 1995 results reflected higher product returns than in the year earlier quarter, particularly in the carburetor product line. The higher carburetor returns are attributed to customers returning units without replacement sales in an effort to reduce their stock. Total product and core returns, reflected as reductions in net sales, were 44% in 1995 compared to 40% in 1994.


	Carburetor sales were 25% of net sales in the first quarter of 1995 and 1994. The Company believes it continues to be a significant supplier of carburetors to the aftermarket. Since the mid-1980's, carburetors have been installed in fewer new vehicles sold in the United States and Canada due to the increased use of fuel injection systems. However, the Company continues to sell replacement units for older vehicles, many of which use carburetors. The Company expects that carburetor sales will decline in future years. In addition, carburetor margins may be negatively impacted in the future as customers seek to return product during periods of declining demand. The
Company has a customer product return policy and has established reserves to mitigate this effect.


	The Company continues to receive pressure from its customers to modify pricing and increase services. If the Company cannot reach mutual agreements from its customers on these items, it risks the loss of sales which could have an adverse impact on the Company. At the end of the first quarter of 1995, one of the Company's primary constant velocity joint customers changed to a competitor. This business accounted for approximately 3% of 1994 annual net sales. The Company is making efforts to replace this business with new customers. The Company anticipates continued overall market volume growth in the constant velocity joint product line as the number of front wheel drive vehicles entering the prime repair age increases.
However, there can be no assurances the Company will be able to replace the lost constant velocity joint business.


	Cost of products sold was 86.4% of net sales in the first quarter of 1995 compared to 81.6% in the first quarter of 1994. The Company's labor and overhead cost per unit sold decreased in 1995 compared to 1994 as a result of plant consolidation and cost reduction actions taken in 1994. The Company's material costs increased over the prior year due to increases in component part prices and an increase in mix of sales of heavy duty electrical product which carries higher material costs than the Company's other product lines. The quarter was also impacted by an unfavorable customer core pricing adjustment.


	The Company continues to experience soft sales volume in the second quarter. It has taken actions to reduce costs, including reducing its hourly and salaried workforce, shortening production work weeks and controlling variable operating expenses. The Company is also exploring additional alternatives aimed at restoring operating profitability.


	Selling, distribution and administrative expenses were $4.4 million in the first quarter of 1995 compared to $4 million in the first quarter of 1994. Administrative expenses were approximately $300,000 higher in 1995 than in 1994. In 1995, the Company recorded $450,000 of charges related to the proposed sale of $5 million of Preferred Stock to an entity controlled by one of its principal shareholders and Chairman of the Board.
The Company did not complete the sale. These charges offset lower personnel costs resulting from 1994 production consolidation and cost reduction actions.


	1994 first quarter results reflected a $3.4 million pretax charge to earnings reflecting the Company's decision to consolidate production capacity and restructure operations.


	Interest expense was $598,000 in the quarter compared to $560,000 in the prior year. The Company did not record any tax benefit on 1995 losses due to limited carryback availability.


	The net loss for the 1995 first quarter was $2.1 million versus $2.8 million in 1994.


LIQUIDITY AND CAPITAL RESOURCES


Working Capital


	Net working capital at April 2, 1995 was $3.7 million compared to $5.6 million at January 1, 1995. The decrease was primarily attributed to reductions in the Company's net inventory by $1.3 million and an increase in accounts payable of $1.3 million.
The Company has reflected outstanding loans under its bank credit agreement as short-term obligations due to the Company being in default of the agreement. The amount of outstanding loans under the bank lines were $16.7 million at April 2, 1995 and $17.9 million at January 1, 1995. The Company has also classified as short-term obligations the outstanding principal on a $1.5 million capitalized lease obligation due to the Company being in default of its bank credit agreement which causes a cross default under a letter of credit which services this obligation.


Debt


	The Company amended its bank credit agreement on April 1, 1995. This amendment waived the Company's noncompliance with certain financial covenants in the first quarter of 1995 and extended the credit agreement to July 1, 1995, provided the Company consummated a proposed $5 million sale of Preferred
Stock. The Company did not complete the sale and was notified by the banks that it was in default of the agreement. The
Company continues to borrow against eligible collateral based on the terms of the agreement.


	As a result of the default, the Company is in default of a $1.1 million standby letter of credit and a $1.5 million capitalized lease obligation under a cross default provision under a letter of credit which services the obligation. The Company has reflected outstanding amounts under the credit agreement and the $1.5 million capitalized lease obligation as current in its financial statements.


	The Company and the banks are in discussions on a revised agreement. There can be no assurances that the Company and its lenders will reach such an agreement.


	Without an extension of the credit agreement or a replacement credit facility, the Company would not have sufficient funds to pay its debt should the lenders demand payment. The Company's financial statements are prepared on a going concern basis and do not contain adjustments which may be necessary should the Company be forced to liquidate assets or take other actions to satisfy debt payments.


	In April, 1995 the Company deferred the final $200,000 principal payment on a promissory note to Echlin Inc. In May, 1995 the Company paid $100,000 of the outstanding remaining principal.


Cash Flow


	The Company decreased its long-term debt, net of cash, by $1.5 million in the quarter ended April 2, 1995. This decrease was primarily the result of reductions of borrowings under the Company's bank credit facility and scheduled principal payments on long-term debt. Funds generated by reducing Company inventories and increasing vendor payables funded the debt payments. The following summarizes significant items affecting the change in total debt (amounts in thousands).


					   April 2,          April 3,
					    1995              1994

Net income (loss),
   changes in working capital, other    $   1,259         $  (2,791)

Depreciation and Amortization                 378               448

Capital Expenditures                         (126)             (119)
					   ______            ______
(Increase) Decrease in total debt,
   net of cash                          $   1,511         $  (2,462)
					   ======            ======


	The Company has generally funded major capital additions through medium and long-term borrowing, including the use of industrial revenue bond financing. Working capital requirements have generally been financed by internally generated funds and bank borrowings.

PART II.        OTHER INFORMATION


Item 6.         Exhibits and Reports on Form 8-K.


	(a)   Exhibits


	(27)  Financial Data Schedules


	(b)   Reports on Form 8-K


	The Company filed a Report on Form 8-K on January 17, 1995. The Form 8-K reported a proposal by Mr. Raymond G. Perelman to infuse equity into the Company.


	The Company file a Report on Form 8-K on February 21, 1995. The Form 8-K reported a Letter of Intent signed between the Company and Mr. Raymond G. Perelman.


	The Company filed a Report on Form 8-K on March 23, 1995. The Form 8-K reported a Preferred Stock Purchase Agreement between the Company and RGP Holding, Inc.


	The Company filed a Report on Form 8-K on April 18, 1995. The Form 8-K reported RPG's decision not to consummate the Preferred Stock Agreement; the Company's default of its bank agreement; and notification of its auditor's going concern qualification on its 1994 financial statements.

SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



					      CHAMPION PARTS, INC.
						 (Registrant)



DATE:  May 16, 1995                       By: /s/ Thomas W. Blashill

					      Thomas W. Blashill
					      Executive Vice President,
					      Secretary and Treasurer