Form 10-Q
period 1995-07-02
CHAMPION PARTS INC
filed 1995-08-24
CIK 19161

FORM 10-Q
		      SECURITIES AND EXCHANGE COMMISSION
			   Washington, D.C.  20549


	   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
		       SECURITIES EXCHANGE ACT OF 1934

	       For the quarterly period ended:     July 2, 1995

		       Commission file number:           1-7807


			     Champion Parts, Inc.
	    (Exact name of registrant as specified in its charter)


	  Illinois                                  36-2088911
(State or other jurisdiction of             (I.R.S. Employer Identifi-
incorporation or organization)                      cation No.)


		    2525 22nd Street, Oak Brook, Illinois
		   (Address of principal executive offices)

				    60521
				  (Zip Code)

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

	   Class                       Outstanding at August 23, 1995
Common Shares - $.10 par value                     3,655,266


PART I

CHAMPION PARTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONDENSED)

					       July 2,    January 1,
						1995         1995
					     ----------   ----------
					     (Unaudited)
ASSETS
  Current Assets
    Cash and cash equivalents                   495,000      346,000
    Accounts Receivable,
      less allowance for uncollectible
      accounts                                8,549,000   12,857,000
    Inventories                              16,969,000   26,866,000
    Prepaid expenses and other                2,691,000    2,647,000
					     ----------   ----------
	      Total current assets           28,704,000   42,716,000

  Property, plant, and equipment (net)       10,554,000   11,494,000
  Other assets                                1,020,000    1,095,000
					     ----------   ----------
TOTAL ASSETS                                 40,278,000   55,305,000
					     ==========   ==========

LIABILITIES AND STOCKHOLDERS EQUITY:
  Current Liabilities
    Accounts Payable                          5,657,000    6,167,000
    Accrued expenses and other payables      12,571,000   10,904,000
    Current maturities on long-term debt     14,510,000   20,026,000
					     ----------   ----------
	      Total current liabilities      32,738,000   37,097,000

  Deferred income taxes                       1,391,000    1,393,000
  Long-term debt, less current maturities
    ESOP loan agreement                               0      514,000
    Notes payable to banks and other            819,000      937,000
					     ----------   ----------
	      Total liabilities              34,948,000   39,941,000


  Stockholders Equity
    Preferred stock - no par value
      authorized 10,000,000 shares:
      issued and outstanding, none                    0            0
    Common shares - $.10 par value
      authorized 50,000,000 shares
      issued and outstanding
      3,655,266 shares                          366,000      366,000
    Additional paid-in capital               15,578,000   15,578,000
    Cumulative translation adjustment          (580,000)    (645,000)
    Debt guarantee for ESOP                           0     (514,000)
    Retained earnings                       (10,034,000)     579,000
					     ----------   ----------
	      Total Stockholders equity       5,330,000   15,364,000
					     ----------   ----------
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY    40,278,000   55,305,000
					     ==========   ==========

<F1> See notes to condensed consolidated financial statements


CHAMPION PARTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (CONDENSED)



							  Six Months Ended             Three Months Ended
						       July 2,        July 3,         July 2,        July 3,
							1995           1994            1995           1995
						     -----------    -----------     -----------    -----------
							     (Unaudited)                    (Unaudited)
NET SALES                                            $37,612,000    $48,255,000     $16,308,000    $24,131,000
						     -----------    -----------     -----------    -----------

   Cost and expenses:

      Cost of products sold                           37,047,000     38,543,000      18,647,000     18,857,000
      Selling, distribution and administration         8,792,000      8,224,000       4,368,000      4,184,000
      Special charge                                   1,133,000      3,400,000       1,133,000              0
						     -----------    -----------     -----------    -----------
						      46,972,000     50,167,000      24,148,000     23,041,000
						     -----------    -----------     -----------    -----------

EARNINGS (LOSS) BEFORE INTEREST AND INCOME TAXES      (9,360,000)    (1,912,000)     (7,840,000)     1,090,000

INTEREST                                               1,252,000      1,189,000         654,000        629,000
						     -----------    -----------     -----------    -----------
EARNINGS (LOSS) BEFORE INCOME TAXES                  (10,612,000)    (3,101,000)     (8,494,000)       461,000

INCOME TAXES (BENEFIT)                                     1,000       (634,000)              0         84,000
						     -----------    -----------     -----------    -----------
NET EARNINGS (LOSS)                                 ($10,613,000)   ($2,467,000)    ($8,494,000)       377,000
						     ===========    ===========     ===========    ===========

AVERAGE COMMON SHARES OUTSTANDING                      3,655,266      3,655,266       3,655,266      3,655,266
						     ===========    ===========     ===========    ===========

NET EARNINGS PER COMMON SHARE                             ($2.90)        ($0.67)         ($2.32)         $0.10
						     ===========    ===========     ===========    ===========

<FN1> See notes to condensed consolidated financial statements.


CHAMPION PARTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONDENSED)



							     Six Months Ended
							 July 2,       July 3,
							  1995          1994
						       -----------   -----------
							       UNAUDITED
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings  (loss)                               ($10,613,000)  ($2,467,000)
   Adjustments to reconcile net earnings (loss) to net
    cash provided by operating activities:
       Depreciation and amortization                       754,000       892,000
       Provision for losses on accounts receivable         646,000       192,000
       Special charge                                    1,133,000     3,400,000
       Change in assets and liabilities:
	 Accounts receivable                             3,668,000    (3,366,000)
	 Inventories                                     9,929,000    (3,557,000)
	 Accounts payable                                 (509,000)    3,901,000
	 Accrued expenses and other                      1,429,000      (966,000)
						       -----------   -----------
       NET CASH PROVIDED BY (USED IN)
	OPERATING ACTIVITIES                             6,437,000    (1,971,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures (net)                             (140,000)     (357,000)
						       ------------  -----------
	NET CASH USED IN INVESTING ACTIVITIES             (140,000)     (357,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings (payments) under line of credit
     agreement                                          (5,200,000)    3,000,000
   Principal payments on long-term debt                   (948,000)     (624,000)
						       ------------  -----------
	NET CASH PROVIDED BY (USED IN)
	FINANCING ACTIVITIES                            (6,148,000)    2,376,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       149,000        48,000

CASH AND CASH EQUIVALENTS, beginning of period             346,000        78,000
						       -----------   -----------
CASH AND CASH EQUIVALENTS, end of period                  $495,000      $126,000
						       ===========   ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:

      Cash paid during the period for:

	   Interest                                     $1,104,000    $1,224,000
	   Income Taxes                                          0       324,000

<FN1> See notes to condensed consolidated financial statements.

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

	The consolidated balance sheet at January 1, 1995 has been derived from the audited financial statements at that date and condensed. Certain reclassifications have been made to the January 1, 1995 financial statements for consistency of presentation.


2. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and certain other operating and special charges as more fully described in Note 5) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period. Results of operations for the six months ended July 2, 1995 are not necessarily indicative of results to be expected for the entire year.


3. Inventories are valued at the lower of cost (first in, first out method) or market. A summary of the inventories follows:

			      July 2, 1995              January 1, 1995
			      ------------              ---------------
	Raw Materials         $  7,418,000               $  10,870,000
	Work in Process          3,602,000                   5,028,000
	Finished Goods           5,949,000                  10,968,000
			      ------------              ---------------
			      $ 16,969,000               $  26,866,000
			      ============              ===============

	Included in inventory above were cores of $8,989,000 (July 2, 1995) and $14,139,000 (January 1, 1995).


4. For reporting purposes, product and core returns are offset against gross sales in arriving at net sales. For the six months ended July 2, 1995 and July 3, 1994 returns were
	$31,088,000 and $31,458,000 respectively.

5. In June 1995, the company recorded a pre-tax special charge of $1.1 million to reflect the decision to exit the manufacture and sale of automotive electrical (alternators and starters) and mechanical (clutches and water pumps) products to traditional market customers in the eastern United States. The charge consists of $0.7 million for fixed asset write-downs to estimated net realizable values and other facility wind-down costs related to downsizing the Company's Hope, Arkansas production facility, $0.2 million in termination benefits, and $0.2 million in estimated costs to exit contractual liabilities. The downsizing is expected to be substantially completed by the end of the fourth quarter of 1995. Charges against the reserve have not been significant to date.

	Associated with the decision to exit the manufacture and sale of automotive electrical and mechanical products to traditional market customers in the eastern United States and the loss of certain business in the western United States, the Company recorded a $3 million write-down of inventory to estimated net realizable values. These provisions are estimates based on the Company's judgment at this time.

	Adjustments to the provisions may be necessary in future quarters based on further development of restructuring related costs. Also, additional adjustments may be necessary with respect to the Company's Fresno, California operation. The Company is currently assessing its options with respect to its Fresno, California facility which include remaining in operation, selling it to or a combination with another entity or closing the operation.

6. At the end of the second quarter, the Company continued to be in default of its bank credit facility. The banks permitted the Company to borrow under provisions of the credit facility. On July 2, 1995, the Company had $15.0 million available under those provisions in the credit agreement of which $12.7 million was borrowed.

	In August 1995, the Company announced that it had reached an agreement with its banks to amend and extend the credit facility to January 8, 1996. The banks conditionally waived the defaults which existed under the previous credit agreement. The amendment reduced the commitment level to $16.0 million until September
	14, 1995, to $14.8 million from September 15 to December 30 and to $9.5 million until the expiration date. This declining commitment level is commensurate with the company's planned downsizing and reduction in operating assets. The amendment provides the Company with $2 million of additional borrowing availability within the commitment levels. In exchange for the additional availability, the Company granted the banks a collateral interest in its Beech Creek, Pennsylvania and Fresno, California plants limited to $2.5 million plus accrued interest and certain other costs related to the pledged real estate.

	The Company agreed to pay interest at 3-1/2% above prime for the duration of the extension. The commitment fee remains at 1/2% of the facility. Certain financial covenants were conditionally eliminated under the extension.

	As a result of the default under the credit agreement, the Company was in default of a $1.1 million standby letter of credit and a $1.5 million capitalized lease obligation under a cross default provision under a letter of credit which services the obligation. The Company has reflected outstanding amounts under the credit agreement and the $1.5 million capitalized lease obligation as current liabilities in its financial statements.

	The Company's ability to remain a going concern is dependent upon it being able to restore operations to profitability and sell assets from the discontinued product lines with sufficient proceeds to remain within the credit agreement structure, reduce outstanding trade debt and fund wind-down costs. There is no assurance that the Company can achieve these results. If the Company cannot extend or replace the current credit facility when it matures, the Company would not have sufficient funds to pay outstanding amounts under the facility. Additional equity or debt financing, would be necessary for the Company to remain a going concern. There is no assurance that the Company will be able to obtain additional equity or debt financing. The Company's financial statements are prepared on a going concern basis and do not contain adjustments which may be necessary if Company were not to remain as a going concern.

	In April, 1995 the Company deferred the final $200,000 principal payment on a promissory note to Echlin Inc. In May, 1995 the Company paid $100,000 of the outstanding remaining principal.

Management's Discussion and Analysis of Financial Condition and
Results of Operations

Significant Developments

	In June 1995 the Company announced that it had adopted a plan to refocus its business and exit the manufacture and sale of automotive electrical (alternators and starters) and mechanical (clutches and water pumps) products to the traditional wholesale distributor and retail markets in the eastern United States. The Company also manufactures and sells these products to traditional wholesale distributor and retail customers in the western United States. Subsequent to the announcement, the Company's three largest customers, which did business with the Company across the United States, informed the Company that they would be changing to other suppliers in the third quarter. Sales to the Company's three largest customers and those customers affected by the Company's announcement accounted for approximately 65% of sales in the first six months of 1995.
The Company retains its carburetor and constant velocity joint product lines and continues to supply its original equipment manufacturer aftermarket customers and west coast electrical and mechanical products.

	 In response to these developments, the Company has taken action to significantly downsize its operations. It is currently assessing its options with respect to its operation in Fresno, California which includes remaining in operation, selling it to or a combination with another entity and/or closing it. In addition, it is actively seeking customers for its lost volume in carburetor and constant velocity joint products lines.

	In August the Company announced that it had come to terms with its lending banks on an extension to its credit facility through January 8, 1996. The extension, which supports the Company's restructuring plan, initially provides for additional financing for working capital and general business needs followed by a declining facility commensurate with the Company's plan to downsize its operations. For the additional financing, the Company granted the banks a partial collateral interest in its Beech Creek, Pennsylvania and Fresno, California plants limited to $2.5 million plus accrued interest and certain other costs related to the pledged real estate. See the Liquidity and Capital Resources section for additional discussion on the credit extension.

	The restructuring plan will have a pervasive impact on the Company's future operations and financial position. The Company recorded a $1.1 million pretax restructuring charge in the second quarter of 1995 to reflect the exit from the traditional markets in the eastern United States. This charge included $0.7 million in estimated write downs of equipment and wind-down costs, $0.2 million in termination benefits and $0.2 million in estimated costs to exit contractual liabilities. It also wrote down inventory approximately $3 million to estimated net realizable value. These provisions are necessarily estimates based on the Company's judgment at this time. Adjustments to these provisions may be necessary in future quarters based on further development of restructuring related costs. Also, additional adjustments may be necessary with respect to the Company's Fresno, California operation .

	Beginning in the third quarter, sales will significantly decline from previous levels. Carburetor sales and sales to original equipment manufacturer aftermarket customers are anticipated to comprise most of the Company's sales volume. There can be no assurance that the Company will be able to generate sufficient funds from operating profits, asset sales and collections to cover continuing operations and wind-down costs and satisfy debt obligations.


Results of Operations


Three Months Ended July 2, 1995 Compared to Three Months Ended July 3, 1994

	Net sales for the quarter ended July 2, 1995 were $16.3 million, 32.4% less than net sales of $24.1 million for the same period in 1994. The Company experienced lower sales in all of
its major product lines.   This decrease reflected a continued
softness in the automotive aftermarket during the first half of 1995. Also, the Company began to lose customers in the automotive aftermarket in the eastern United States after it announced its intention to exit that market in June. The Company began to experience higher product and core returns as a proportion of sales, which are reflected as deductions to net sales, as lost customers made final returns in a period of declining sales. Second quarter 1995 returns were $1 million higher than in 1994 . Total product and core returns, reflected as reductions in net sales, were 44% in 1995 compared to 37% in 1994.

	Carburetor sales were 33% of net sales in the second quarter of 1995 compared to 27% in 1994. In the second and third quarters of 1995, the Company was informed by two major carburetor customers that they were changing to other carburetor suppliers.
These customers accounted for 33% of second quarter 1995 net carburetor sales. However, in the third quarter another major carburetor customer informed the Company that it was increasing its annual purchases by approximately $1 million. The Company believes it continues to be a significant supplier of carburetors to the aftermarket. Since the mid-1980's, carburetors have been installed in fewer new vehicles sold in the United States and Canada due to the increased use of fuel injection systems. However, the Company continues to sell replacement units for older vehicles, many of which use carburetors. The Company expects that carburetor sales will decline in future years. In addition, carburetor margins may be negatively impacted in the future as customers seek to return product during periods of declining demand. The Company has a customer product return policy and has established reserves to mitigate this effect.

	  At the end of the first quarter of 1995, one of the Company's primary constant velocity joint customers changed to a competitor. The other primary constant velocity joint customer, which was the Company's largest customer, changed to a competitor in the third quarter of 1995 as disclosed above.
These customers accounted for approximately 80% of 1995 year to date constant velocity joint net sales and 5% of total 1995 year to date net sales. The Company is making efforts to replace this business with new customers. The Company anticipates continued overall market volume growth in the constant velocity joint product line as the number of front wheel drive vehicles entering the prime repair age increases. However, there can be no assurances the Company will be able to replace the lost constant velocity joint business.

	Cost of products sold was 114% of net sales in the second quarter of 1995 compared to 78% in the second quarter of 1994. The Company's cost per unit sold was 18% higher in 1995 than in the second quarter 1994. Decreases in labor and overhead costs resulting from the Company's 1994 plant consolidation were offset by the labor inefficiencies and underabsorbed plant overhead costs resulting from the 25% decrease in 1995 second quarter unit volume as compared to 1994 second quarter. The 1995 costs were also negatively impacted during the quarter by inefficiencies caused by material shortages which resulted from the Company's tight cash position. 1995 costs of products sold were also impacted by the $3 million write down of inventories described above.

		Selling, distribution and administrative expenses were $4.4 million in the second quarter of 1995 compared to $4.2 million in the second quarter of 1994. The Company recorded $0.2 million in legal and professional fees related to its restructuring plan and bank credit agreement in the second quarter of 1995. These expenses offset decreases in selling and administrative costs resulting from 1994 and 1995 headcount reductions.

	1995 second quarter results reflected a $1.1 million pretax special charge to earnings reflecting the Company's decision to exit the manufacture and sale of automotive electrical and mechanical products to wholesale distributors and retailers in the eastern United States.

	Interest expense was $654,000 in the quarter compared to $629,000 in the prior year. Lower average outstanding borrowings were offset by a 2% increase in the spread between the prime rate and the rate the Company's banks charge the Company and an increase in the prime rate. The Company did not record any tax benefit on 1995 losses due to limited carryback availability.

	The net loss for the 1995 second quarter was $8.5 million versus $0.4 million income in 1994.


Six Months Ended July 2, 1995 Compared to Six Months Ended July 3, 1994


	Net sales for the first half of 1995 were $37.6 million, 22.2% less than net sales of $48.3 million for the first half of 1994.
The Company experienced lower sales in all of its major product lines with the exception of heavy duty alternator and starter
sales to original equipment manufacturers.   This overall
decrease reflected a continued softness in the automotive aftermarket during the first half of 1995 brought on by a mild winter in the first quarter which depressed automotive electrical sales. Also, the Company began to lose customers in the automotive aftermarket in the eastern United States after it announced its intention to exit that market in June. The
Company began to experience higher product and core returns at the end of the second quarter, which are reflected as deductions to net sales, as lost customers made final returns in a period of declining sales. Returns in the first six months of 1995 were $1.4 million higher than in 1994 . Total product and core returns, reflected as reductions in net sales, were 44% in 1995 compared to 39% in 1994.

	Carburetor sales were 28% of net sales in the first half of 1995 compared to 26% in 1994. In the second and third quarters of 1995, the Company was informed by two major carburetor customers that they were changing to other carburetor suppliers. These customers accounted for 36% of 1995 net sales. However, in the third quarter another major carburetor customer informed the Company that it was increasing its annual carburetor purchases by approximately $1 million in . The Company believes it continues to be a significant supplier of carburetors to the aftermarket. Since the mid-1980's, carburetors have been installed in fewer new vehicles sold in the United States and Canada due to the increased use of fuel injection systems.
However, the Company continues to sell replacement units for older vehicles, many of which use carburetors. The Company expects that carburetor sales will decline in future years. In addition, carburetor margins may be negatively impacted in the future as customers seek to return product during periods of declining demand. The Company has a customer product return policy and has established reserves to mitigate this effect.

	 At the end of the first quarter of 1995, one of the Company's primary constant velocity joint customers changed to a competitor. The other primary constant velocity joint customer, which was the Company's largest customer, changed to a competitor in the third quarter of 1995 as disclosed above.
These customers accounted for approximately 80% of 1995 year to date constant velocity joint net sales and 5% of total 1995 year to date net sales. The Company is making efforts to replace this business with new customers. The Company anticipates continued overall market volume growth in the constant velocity joint product line as the number of front wheel drive vehicles entering the prime repair age increases. However, there can be no assurances the Company will be able to replace the lost constant velocity joint business.

	Cost of products sold was 98.5% of net sales in 1995 compared to 80% in 1994. The Company's cost per unit sold was 11% higher in the first six months of 1995 than in the first six months of 1994. Decreases in labor and overhead costs resulting from the Company's 1994 plant consolidation were offset by the labor inefficiencies and underabsorbed plant overhead costs resulting from the 17% decrease in 1995 unit volume as compared to 1994 . The 1995 costs were also negatively impacted during the quarter by inefficiencies caused by material shortages which resulted from the Company's tight cash position. 1995 costs of products sold were also impacted by the $3 million second quarter write down of inventories described above.

	Selling, distribution and administrative expenses were $8.8 million in the first half of 1995 compared to $8.2 million in the first half of 1994. The Company recorded $0.7 million in legal and professional fees related to the proposed equity infusion in the first quarter and the restructuring plan and bank credit agreement in the second quarter of 1995. These expenses offset decreases in selling and administrative costs resulting from 1994 and 1995 headcount reductions.

	1995 results reflected a $1.1 million pretax special charge to earnings reflecting the Company's decision to exit the manufacture and sale of automotive electrical and mechanical products to wholesale distributors and retailers in the eastern
United States. In 1994 the Company reported a $3.4 million charge reflecting a plan to consolidate plant capacity which was substantially completed by year end.

	Interest expense was $1.3 million in 1995 compared to $1.2 million in the prior year. Lower average outstanding borrowings were offset by a 2% increase in the spread between the prime rate and the rate the Company's banks charge the Company. The Company did not record any tax benefit on 1995 losses due to limited carryback availability.

	The net loss for 1995 was $10.6 million versus $2.5 million loss in 1994.


Liquidity and Capital Resources


Working Capital


	Net working capital at July 2, 1995 was $(4.0) million compared to $5.6 million at January 1, 1995. The decrease was primarily attributable to its $10.6 million year-to-date loss of which $3 million was due to the second quarter write down of inventory and $1.1 million pretax special charge described above. Accounts payable decreased $0.5 million due primarily to lower purchases.
The Company has reflected outstanding loans under its bank credit agreement as short-term obligations at the end of the second quarter. The Company entered into an amendment to its bank credit agreement in the third quarter which conditionally waived the defaults and extended the credit facility to January
1996. The amount of outstanding loans under the bank lines were $12.7 million at July 2, 1995 and $17.9 million at January 1,
1995. The Company has also classified as short-term obligations the outstanding principal on a $1.5 million capitalized lease obligation .

	The Company has a net deferred tax asset of $0.5 million as of July 2, 1995. The Company believes this asset is realizable due to its ability to obtain tax refunds on future tax losses.


Debt


	The Company amended its bank credit agreement on April 1, 1995. This amendment waived the Company's noncompliance with certain financial covenants in the first quarter of 1995 and extended the credit agreement to July 1, 1995, provided the Company consummated a proposed $5 million sale of Preferred
Stock. The Company did not complete the sale and was notified by the banks that it was in default of the agreement. The
Company continued to borrow against eligible collateral based on the terms of the agreement.

	As a result of the default, the Company was in default of a $1.1 million standby letter of credit and a $1.5 million capitalized lease obligation under a cross default provision under a letter of credit which services the obligation. The
Company has reflected outstanding amounts under the credit agreement and the $1.5 million capitalized lease obligation as current liabilities in its financial statements.

	In August 1995 the Company reached an agreement with its banks to amend and extend the credit facility to January 8, 1996. The banks conditionally waived the defaults which existed under the previous credit agreement. The amendment reduced the commitment level to $16 million until September 14, 1995; $14.8 million from September 15 to December 30 and $9.5 million after December
30. This declining commitment is commensurate with the Company's planned downsizing and reduction in operating assets. The amendment provides the Company with $2 million of additional borrowing availability within the commitment levels. In exchange for the additional availability, the Company granted the banks a collateral interest in its Beech Creek, Pennsylvania. and Fresno, California plants limited to $2.5 million plus accrued interest and certain other costs related to the pledged real estate.

	The Company agreed to pay interest at 3-1/2% above prime for the duration of the extension. The commitment fee remains at 1/2% of the facility. Certain financial covenants were conditionally eliminated under the extension.

	The Company's ability to remain a going concern is dependent upon it being able to restore operations to profitability and sell assets from the discontinued product lines with sufficient proceeds to remain within the credit agreement structure, pay down outstanding trade debt to current terms and fund wind-down costs. There is no assurance that the Company can achieve these results. If the Company cannot extend or replace the current credit facility when it matures, the Company would not have sufficient funds to pay outstanding amounts under the facility. Additional equity or debt financing would be necessary for the Company to remain a going concern. There is no assurance that the Company will be able to obtain additional equity or debt financing. The Company's financial statements are prepared on a going concern basis and do not contain adjustments which may be necessary if Company were not to remain as a going concern.

	In April, 1995 the Company deferred the final $200,000 principal payment on a promissory note to Echlin Inc. In May, 1995 the Company paid $100,000 of the outstanding remaining principal.


Cash Flow


	The Company decreased its debt, net of cash, by $6.3 million in the six months ended July 2, 1995. This decrease was primarily the result of reductions of borrowings under the Company's bank credit facility and scheduled principal payments on long-term debt. Funds generated by reducing Company inventories funded the debt payments. The following summarizes significant items affecting the change in total debt (amounts in thousands).

				   July 2,             July 3,
				     1995                1994
				  ----------          ----------
Net income (loss), changes in
	working capital, other    $   5,683           $  (2,863)

Depreciation and Amortization           754                 892

Capital Expenditures                   (140)               (357)
				  ----------          ----------
(Increase) Decrease in total
	debt, net of cash         $   6,297           $  (2,328)
				  ==========          ==========


		The Company has generally funded major capital additions through medium and long-term borrowing, including the use of industrial revenue bond financing. However, such funding sources are not readily available to the Company given its present financial condition. Working capital requirements have generally been financed by internally generated funds and bank borrowings.

PART II.        OTHER INFORMATION


Item 1.         Legal Proceedings


	In June 1995 the potentially responsible parties with respect to the 825 Lawson Street property in the City of Industry, California ("825 Lawson") received a request from the California Regional Water Quality Control Board ("Water Board") to prepare a plan to remediate soil at the site. The Water Board also requested the responsible parties to continue testing groundwater at the site in conjunction with the testing being conducted by the Puenta Valley Steering Committee, a group of which the Company is a member responding to a USEPA action. The Company and other 825 Lawson responsible parties are in the process of selecting a consultant to prepare the requested remediation plan. As previously disclosed, it is too early to predict the methods and cost of the cleanup. Prior proposed estimates would cost in the range of $500,000 to $700,000.

	The potentially responsible parties with respect to 825 Lawson are the Company, the current property owner, another prior property owner and a former operator. A Cost Sharing Agreement between the Company, the prior property owner and former operator called for the Company to share in one-third of the costs of the cleanup at the property. This group and the current property owner have entered into discussions regarding cost sharing arrangements for future costs. The current property owner indicated that it would not participate in a cost sharing agreement. The Company cannot predict the outcome of these discussions and the impact it would have on the Company's share, if any, of the remediation costs. The Company has been partially reimbursed for past costs under an agreement with its insurance carriers. It intends to approach the carriers with respect to future costs; however, it cannot predict the amount of insurance coverage it would receive, if any, that would reduce the Company's ultimate exposure.


Item 5.         Other Information

	The Company entered into a Third Amendment to Amended and Restated Credit Agreement ("Credit Agreement"), and a Mortgage and Security Agreement covering its principal Beech Creek, Pennsylvania plant (the "Beech Creek Mortgage"), and a subsidiary of the Company entered into a Deed of Trust, Assignment of Rents and Security Agreement -- California (the "Fresno Deed of Trust") and an Environmental Indemnification Agreement, with the members of its bank group, dated as of August 4, 1995 ("Third Amendment"). The Third Amendment extends the Termination Date of the Credit Agreement to and including January
	8, 1996 and, among other things, increases the borrowing base under the Credit Agreement by $2,000,000 and, as indicated below, conditionally waives existing defaults. Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding this amendment and limits on the collateral interest granted.

	The above summary of the Third Amendment is necessarily incomplete. For a complete statement of the terms of the Third Amendment, the Beech Creek Mortgage, the Fresno Deed of Trust and the Environmental Indemnification Agreement, reference is hereby made to copies thereof which are filed herewith as Exhibits 1, 2, 3 and 4, respectively, and which are hereby incorporated by this reference.

	On August 7, 1995 the Company announced that Donald G. Santucci had resigned as president and director of the Company. It also announced that Calvin A. Campbell had resigned as a director.

	On August 10, the Company announced that Thomas W. Blashill,
	36, was elected as the Company's president. He had held the positions of executive vice president, secretary, chief financial officer and treasurer. The Company also announced that Mark Smetana, 35, was elected as vice president finance and secretary and Richard Hebert, 55, as treasurer.


Item 6.         Exhibits and Reports on Form 8-K.

	(a)     Exhibits

		(1) Third Amendment to Amended and Restated Credit Agreement between Champion Parts, Inc. and LaSalle National Bank Harris Trust and Savings Bank and NBD Bank

		(2)    Beech Creek Mortgage and Security Agreement

		(3)    Deed of Trust, Assignment of Rents and Security
		       Agreement -- California

		(4)    Environmental Indemnity Agreement


		(27)   Financial Data Schedules


	(b)     Reports on Form 8-K

	The Company filed a Current Report on Form 8-K on June 9, 1995. The Form 8-K reported the Company's announcement on its decision to refocus the business and the Forbearance Agreement between the Company and LaSalle National Bank, Harris Trust & Savings Bank and NBD Bank.

				  SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



							CHAMPION PARTS, INC.

							    (Registrant)







DATE:  August 22, 1995                          By: /s/ Mark Smetana
							Mark Smetana
							Vice President Finance &
							Secretary