Form 10-Q/A
period 1994-07-03
CHAMPION PARTS INC
filed 1995-09-12
CIK 19161

FORM 10-Q/A
		      SECURITIES AND EXCHANGE COMMISSION
			   Washington, D.C.  20549

			  AMENDMENT NO. 1 TO THE
	   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
		       SECURITIES EXCHANGE ACT OF 1934

	       For the quarterly period ended:      July 3, 1994

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

	   Class                       Outstanding at September 12, 1995
Common Shares - $.10 par value                     3,655,266


PART I

CHAMPION PARTS, INC. AND SUBSIDIARIES
AMENDED CONSOLIDATED BALANCE SHEETS (CONDENSED)

					       July 3,    January 2,
						1994         1994
					     ----------   ----------
					     (Unaudited)
ASSETS
  Current Assets
    Cash and cash equivalents                   126,000       78,000
    Accounts Receivable,
      less allowance for uncollectible
      accounts                               10,167,000    6,993,000
    Inventories                              35,093,000   31,536,000
    Prepaid expenses and other                4,468,000    3,340,000
					     ----------   ----------
	      Total current assets           49,854,000   41,947,000

  Property, plant, and equipment (net)       11,401,000   12,767,000
  Other assets                                1,320,000    1,433,000
					     ----------   ----------
TOTAL ASSETS                                 62,575,000   56,147,000
					     ==========   ==========

LIABILITIES AND STOCKHOLDERS EQUITY:
  Current Liabilities
    Accounts Payable                          7,553,000    3,652,000
    Accrued expenses and other payables      12,017,000    9,261,000
    Current maturities on long-term debt     19,284,000    1,206,000
					     ----------   ----------
	      Total current liabilities      38,854,000   14,119,000

  Deferred income taxes                       1,550,000    1,550,000
  Long-term debt, less current maturities
    ESOP loan agreement                         514,000    1,029,000
    Notes payable to banks and other          2,550,000   18,252,000
					     ----------   ----------
	      Total liabilities              43,468,000   34,950,000


  Stockholders Equity
    Preferred stock - no par value
      authorized 10,000,000 shares:
      issued and outstanding, none                    0            0
    Common shares - $.10 par value
      authorized 50,000,000 shares
      issued and outstanding
      3,655,266 shares                          366,000      366,000
    Additional paid-in capital               15,578,000   15,578,000
    Cumulative translation adjustment          (274,000)    (136,000)
    Debt guarantee for ESOP                    (514,000)  (1,029,000)
    Retained earnings                         3,951,000    6,418,000
					     ----------   ----------
	      Total Stockholders equity      19,107,000   21,197,000
					     ----------   ----------
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY    62,575,000   56,147,000
					     ==========   ==========

<F1> See notes to condensed consolidated financial statements


CHAMPION PARTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (CONDENSED)



							  Six Months Ended             Three Months Ended
						       July 3,        July 4,         July 3,        July 4,
							1994           1993            1994           1993
						     -----------    -----------     -----------    -----------
							     (Unaudited)                    (Unaudited)
NET SALES                                            $48,255,000    $50,957,000     $24,131,000    $25,036,000
						     -----------    -----------     -----------    -----------

   Cost and expenses:

      Cost of products sold                           38,543,000     39,758,000      18,857,000     19,634,000
      Selling, distribution and administration         8,224,000      8,649,000       4,184,000      4,129,000
      Special charge                                   3,400,000              0               0              0
						     -----------    -----------     -----------    -----------
						      50,167,000     48,407,000      23,041,000     23,763,000
						     -----------    -----------     -----------    -----------

EARNINGS (LOSS) BEFORE INTEREST AND INCOME TAXES      (1,912,000)     2,550,000       1,090,000      1,273,000

INTEREST                                               1,189,000      1,137,000         629,000        587,000
						     -----------    -----------     -----------    -----------
EARNINGS (LOSS) BEFORE INCOME TAXES                   (3,101,000)     1,413,000         461,000        686,000

INCOME TAXES (BENEFIT)                                  (634,000)       141,000          84,000         68,000
						     -----------    -----------     -----------    -----------
NET EARNINGS (LOSS)                                  ($2,467,000)    $1,272,000        $377,000        618,000
						     ===========    ===========     ===========    ===========

AVERAGE COMMON SHARES OUTSTANDING                      3,655,266      3,655,266       3,655,266      3,655,266
						     ===========    ===========     ===========    ===========

NET EARNINGS PER COMMON SHARE                             ($0.67)         $0.35           $0.10          $0.17
						     ===========    ===========     ===========    ===========

<FN1> See notes to condensed consolidated financial statements.


CHAMPION PARTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONDENSED)



							     Six Months Ended
							 July 3,       July 4,
							  1994          1993
						       -----------   -----------
							       UNAUDITED
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings  (loss)                                ($2,467,000)   $1,272,000
   Adjustments to reconcile net earnings (loss) to net
    cash provided by operating activities:
       Depreciation and amortization                       892,000       804,000
       Provision for losses on accounts receivable         192,000       187,000
       Special charge                                    3,400,000             0
       Change in assets and liabilities:
	 Accounts receivable                            (3,366,000)   (1,507,000)
	 Inventories                                    (3,557,000)    1,716,000
	 Accounts payable                                3,901,000       861,000
	 Accrued expenses and other                       (966,000)      273,000
						       -----------   -----------
       NET CASH PROVIDED BY (USED IN)
	OPERATING ACTIVITIES                            (1,971,000)    3,606,000

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures (net)                             (357,000)     (400,000)
						       ------------  -----------
	NET CASH USED IN INVESTING ACTIVITIES             (357,000)     (400,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings (payments) under line of credit
     agreement                                           3,000,000    (2,600,000)
   Principal payments on long-term debt                   (624,000)     (608,000)
						       ------------  -----------
	NET CASH PROVIDED BY (USED IN)
	FINANCING ACTIVITIES                             2,376,000    (3,208,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        48,000        (2,000)

CASH AND CASH EQUIVALENTS, beginning of period              78,000     1,412,000
						       -----------   -----------
CASH AND CASH EQUIVALENTS, end of period                  $126,000    $1,410,000
						       ===========   ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:

      Cash paid during the period for:

	   Interest                                     $1,224,000    $1,218,000
	   Income Taxes                                    324,000        37,000

<FN1> See notes to condensed consolidated financial statements.

		     CHAMPION PARTS, INC. AND SUBSIDIARIES
		     _____________________________________

	 NOTES TO AMENDED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
				  (UNAUDITED)

_______________________________________________________________________________

1. The accompanying condensed financial statements have been prepared in accordance with the accounting policies described and set forth in the Company's annual report to the Securities and Exchange Commission on Form 10-K for the twelve months ended January 2, 1994.

	The consolidated balance sheet at January 2, 1994 has been taken from the audited financial statements at that date and condensed.


2.      The information furnished herein reflects all adjustments
(consisting of normal recurring accruals and a one-time special charge as more fully described in Note 6) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period. Results of operations for the six months ended July 3, 1994 are not necessarily indicative of results to be expected for the entire year.


3. Inventories are valued at the lower of cost (first in, first out method) or market. A summary of the inventories follows:

			     July 3, 1994          January 2, 1994

	Raw Materials        $11,906,000              $11,634,000
	Work in Process        6,826,000                4,641,000
	Finished Goods        16,361,000               15,261,000
			     -----------              -----------
			     $35,093,000              $31,536,000
			     ===========              ===========


	Included in inventory above were cores of $17,544,000 (July 3, 1994) and $14,584,000 (January 2, 1994).


4. For reporting purposes, product and core returns are offset against gross sales in arriving at net sales. For the six months ended July 3, 1994 and July 4, 1993 returns were $31,461,000 and $35,527,000, respectively.


5. In this amendment, the Company has reclassified $18.2 million under its bank credit facility to short term liabilities from long-term debt. The Company's current credit facility expired on April 1, 1995. The Company had shown amounts under this facility as short-term in its financial statements filed with the January 1, 1995 annual report on Form 10-K.


6. In March, 1994 the Company recorded a one-time special charge of $3.4 million to record the cost of a planned relocation and consolidation of production capacity. Approximately $2.0 million of the charge relates primarily to termination and personnel related costs. The remaining $1.4 million reflects fixed asset write downs to estimated net realizable values and other facility shutdown costs. The remaining reserve at October 2, 1994 was approximately $1.2 million. This amount primarily represents future severance and personnel related costs and facility shutdown expenditures yet to be incurred.

Management's Discussion and Analysis of Financial Condition and
Results of Operations


Results of Operations


Three Months Ended July 3, 1994 Compared to Three Months Ended July 4, 1993.



	Net sales for the quarter ended July 3, 1994 were $24.1 million, 4% less than net sales of $25.0 million for the same period last year. Lower sales volume to existing customers in the automotive and heavy duty electrical market sectors were the primary factors for the decreased sales. Higher carburetor sales due to increased market share and favorable product mix, as well as continued expansion of the Company's front wheel driveshaft product line, somewhat offset the overall sales decrease.

	Carburetor sales were 27% of net sales in the second quarter of 1994 compared to 22% in the same quarter of 1993. The Company has increased its carburetor market share due to its ability to continue to supply a broad line of quality carburetors while competitors with more limited line coverage have exited the market. Over the longer term, the Company expects net carburetor sales to decline as a result of reduced carburetor installations in new vehicles.

	Product and core returns, reflected as reductions in net sales, were 37% of sales in 1994 and 40% in 1993.

	Cost of products sold for the quarter ended July 3, 1994 was 78.1% of net sales compared to 78.4% for the same period in 1993. The slight decrease of costs as a percentage of sales was due to gains on disposing excess inventory and on reduced inventory valuation provisions due to improved inventory management programs put in place in 1993. These gains were offset by an increase in the value of net cores sold and an increase in the Company's material costs compared to the prior year. Material cost increases were driven primarily by higher costs to supply later model electrical and carburetor products.

	Selling, distribution and administrative expenses were $4.2 million in the current quarter, or 2% higher than the $4.1 million in the prior year. Increased selling expenses over the prior year was the primary factor for this slight increase.

	Interest expense was 7% higher in the second quarter of 1994 compared to 1993. Higher average outstanding borrowings and increases in the prime lending rates are the principal reasons for this increase. The Company's effective income tax rate was 18% in the second quarter of 1994, compared to 10% in the year earlier period. The higher effective rate is due to 1993 benefiting from the use of previously unrecognized net operating loss carryforwards.


Six Months Ended July 3, 1994 Compared to Six Months Ended July 4, 1993.

	Net sales for the six months ended July 3, 1994 were $48.3 million, 5.3% less than net sales of $51.0 million for the same period in 1993. Lower sales volume to existing customers in the automotive and heavy duty electrical and water pump market sectors were the primary factors for the decrease. The
Company's carburetor and front wheel driveshaft net sales were higher in 1994 than in 1993 due to the Company increasing its market share in these product lines.

	Carburetor sales were 26% of net sales in the first half of 1994 compared to 21% in the first half of 1993. The Company has increased its market share in this product line due to its ability to supply a broad line of quality carburetors. Over the longer term, the Company expects net carburetor sales to decline.

	Product and core returns, reflected as reductions in net sales, were 39% of sales in 1994 and 40% in 1993.

	Cost of product sold was 79.9% of net sales in the first six months of 1994 compared to 78.0% in the first half of 1993.
This increase was due primarily to higher labor costs driven by product mix and lower efficiencies driven by overall lower production volumes in 1994. Material costs have also been higher in 1994 due to higher costs to supply later model electrical and carburetor products. Offsetting these increases were lower inventory valuation provisions as a result of the implementation of improved inventory management procedures during 1993.

	Selling, distribution and administrative expenses were $8.2 million in the first half of 1994, 6% lower than the $8.7 million incurred in the prior year. Lower distribution and administrative costs accounted for the decrease.

	In the first quarter of 1994, the Company recorded a one-time special pre-tax charge of $3.4 million as a result of an announced plan to consolidate manufacturing capacity.
Approximately $2.0 million of the charge relates to termination and other personnel related costs. The remaining $1.4 million reflects fixed asset write downs to estimated realizable values and other facility shut down costs. The plan is to be substantially completed before the end of the third quarter of 1994. Charges against the reserve have not been significant to date. The Company expects to begin benefiting from a reduction in manufacturing costs in the second half of 1994.

	Interest expense was comparable to the prior year. The Company's effective income tax rate was 20% for the first half of 1994 compared to 10% in the year earlier period. The lower effective rate in 1993 was due to use of previously unrecognized net operating loss carryforwards.


Liquidity and Capital Resources

Working Capital

	Net working capital at July 3, 1994 was $11.0 million, or $16.8 million lower than the $27.8 million level at January 2, 1994.
In this amendment, the Company reclassified $18.2 million of outstanding debt obligations under its bank credit facility as short term due to its maturity on April 1, 1995. A significant increase in net accounts receivable of $3.2 million resulted from higher sales in the second quarter of 1994 than in the fourth quarter of 1993. Inventories increased $3.6 million in the first half of 1994 primarily as a result of planned growth of certain inventory levels during the Company's manufacturing plant consolidation process. Prepaid expenses increased due to payments for annual insurance programs early in the year.
Accounts payable increased $3.9 million reflecting the higher inventory purchasing activity during the most recent quarter.
Accrued liabilities increased primarily as a result of the recording of the one-time special charge in the first quarter.


Debt

	In March 1994, the Company amended its bank credit agreement to extend its maturity until April 1995; removed one of the participating banks; reduced the commitment level to $23 million; reset certain prospective financial covenants in anticipation of the 1994 special charge for the plan to realign the Company's manufacturing capacity; and allowed the Company additional borrowing capability against accounts receivable and inventories. The Company feels that the amended credit agreement provides sufficient liquidity to meet operating and capital requirements through the term of the agreement.

	At July 3, 1994, the Company had available $20.8 million under the Company's credit agreement of which $18.2 million was borrowed.

	The Company has shown, within this amendment, outstanding borrowings under this facility as short-term at July 3, 1994.
While there can be no assurances such an agreement can be reached, the Company intends to extend or refinance this facility into a new long-term agreement.

	The Company has a direct guarantee of Canadian $500,000 of the bank debt of a joint venture and is joint and several guarantor of Canadian $1,500,000 with its venture partner. In 1992, the Company provided a reserve for a contingent liability to the venture's bank. The venture was not in default of its debt facility at July 3, 1994.


Cash Flow

	The Company increased its debt, net of cash, by $2.3 million in the first half of 1994. This increase was primarily the result of bank borrowings to finance increased inventories that were planned during the plant consolidation process, and accounts receivable and prepaid expenses due to seasonal factors. The following table summarizes significant items affecting the change in total debt (amounts in thousands):


			   July 3,                July 4,
			    1994                   1993

Net income (loss),
  changes in working
  capital, other        $  (2,863)              $    2,802

Depreciation and
  Amortization                892                      804

Capital Expenditures         (357)                    (400)
			----------              -----------
(Increase) Decrease in
  total debt, net
  of cash               $  (2,328)              $    3,206
			==========              ===========



	       The Company has generally financed major capital additions through medium and long-term borrowing, including the use of industrial revenue bond financing. Working capital requirements have generally been financed by internally generated funds and bank borrowings. The Company has an interest rate swap agreement, which fixes the effective interest rate on $12,000,000 of borrowings at 8.3% , that expired in October of 1994.

				  SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



					      CHAMPION PARTS, INC.
						  (Registrant)




DATE:  September 12, 1995                     By: /s/ Mark Smetana
						      Mark Smetana
						      Vice President Finance &
						      Secretary