Form 10-Q/A
period 1994-10-02
CHAMPION PARTS INC
filed 1995-09-12
CIK 19161

FORM 10-Q/A
		      SECURITIES AND EXCHANGE COMMISSION
			   Washington, D.C.  20549

			  AMENDMENT NO. 1 TO THE
	   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
		       SECURITIES EXCHANGE ACT OF 1934

	       For the quarterly period ended:   October 2, 1994

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

					     October 2,   January 2,
						1994         1994
					     ----------   ----------
					     (Unaudited)
ASSETS
  Current Assets
    Cash and cash equivalents                   243,000       78,000
    Accounts Receivable,
      less allowance for uncollectible
      accounts                               10,101,000    6,993,000
    Inventories                              31,846,000   31,536,000
    Prepaid expenses and other                3,870,000    3,340,000
					     ----------   ----------
	      Total current assets           46,060,000   41,947,000

  Property, plant, and equipment (net)       11,403,000   12,767,000
  Other assets                                1,397,000    1,433,000
					     ----------   ----------
TOTAL ASSETS                                 58,860,000   56,147,000
					     ==========   ==========

LIABILITIES AND STOCKHOLDERS EQUITY:
  Current Liabilities
    Accounts Payable                          7,348,000    3,652,000
    Accrued expenses and other payables       9,448,000    9,261,000
    Current maturities on long-term debt     18,330,000    1,206,000
					     ----------   ----------
	      Total current liabilities      35,126,000   14,119,000

  Deferred income taxes                       1,550,000    1,550,000
  Long-term debt, less current maturities
    ESOP loan agreement                         514,000    1,029,000
    Notes payable to banks and other          2,502,000   18,252,000
					     ----------   ----------
	      Total liabilities              39,692,000   34,950,000


  Stockholders Equity
    Preferred stock - no par value
      authorized 10,000,000 shares:
      issued and outstanding, none                    0            0
    Common shares - $.10 par value
      authorized 50,000,000 shares
      issued and outstanding
      3,655,266 shares                          366,000      366,000
    Additional paid-in capital               15,578,000   15,578,000
    Cumulative translation adjustment          (275,000)    (136,000)
    Debt guarantee for ESOP                    (514,000)  (1,029,000)
    Retained earnings                         4,013,000    6,418,000
					     ----------   ----------
	      Total Stockholders equity      19,168,000   21,197,000
					     ----------   ----------
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY    58,860,000   56,147,000
					     ==========   ==========

<F1> See notes to condensed consolidated financial statements


CHAMPION PARTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (CONDENSED)



							 Nine Months Ended             Three Months Ended
						     October 2,     October 3,      October 2,     October 3,
							1994           1993            1994           1993
						     -----------    -----------     -----------    -----------
							     (Unaudited)                    (Unaudited)
NET SALES                                            $73,172,000    $78,429,000     $24,917,000    $27,472,000
						     -----------    -----------     -----------    -----------

   Cost and expenses:

      Cost of products sold                           59,479,000     61,125,000      20,936,000     21,367,000
      Selling, distribution and administration        11,523,000     13,141,000       3,299,000      4,492,000
      Special charge                                   3,400,000              0               0              0
						     -----------    -----------     -----------    -----------
						      74,402,000     74,266,000      24,235,000     25,859,000
						     -----------    -----------     -----------    -----------

EARNINGS (LOSS) BEFORE INTEREST AND INCOME TAXES      (1,230,000)     4,163,000         682,000      1,613,000

INTEREST                                               1,783,000      1,666,000         594,000        529,000
						     -----------    -----------     -----------    -----------
EARNINGS (LOSS) BEFORE INCOME TAXES                   (3,013,000)     2,497,000          88,000      1,084,000

INCOME TAXES (BENEFIT)                                  (608,000)       250,000          26,000        109,000
						     -----------    -----------     -----------    -----------
NET EARNINGS (LOSS)                                  ($2,405,000)    $2,247,000         $62,000        975,000
						     ===========    ===========     ===========    ===========

AVERAGE COMMON SHARES OUTSTANDING                      3,655,266      3,655,266       3,655,266      3,655,266
						     ===========    ===========     ===========    ===========

NET EARNINGS PER COMMON SHARE                             ($0.66)         $0.61           $0.02          $0.27
						     ===========    ===========     ===========    ===========

<FN1> See notes to condensed consolidated financial statements.


CHAMPION PARTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONDENSED)



							    Nine Months Ended
						       October 2,    October 3,
							  1994          1993
						       -----------   -----------
							       UNAUDITED
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings  (loss)                                ($2,405,000)   $2,247,000
   Adjustments to reconcile net earnings (loss) to net
    cash provided by operating activities:
       Depreciation and amortization                     1,313,000     1,206,000
       Provision for losses on accounts receivable         163,000       280,000
       Special charge                                    3,400,000             0
       Change in assets and liabilities:
	 Accounts receivable                            (3,271,000)   (1,472,000)
	 Inventories                                      (310,000)     (722,000)
	 Accounts payable                                3,696,000     1,788,000
	 Accrued expenses and other                     (3,021,000)     (699,000)
						       -----------   -----------
       NET CASH PROVIDED BY (USED IN)
	OPERATING ACTIVITIES                              (435,000)    2,628,000

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures (net)                             (774,000)     (517,000)
						       ------------  -----------
	NET CASH USED IN INVESTING ACTIVITIES             (774,000)     (517,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings (payments) under line of credit
     agreement                                           2,300,000    (2,100,000)
   Principal payments on long-term debt                   (926,000)     (913,000)
						       ------------  -----------
	NET CASH PROVIDED BY (USED IN)
	FINANCING ACTIVITIES                             1,374,000    (3,013,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       165,000      (902,000)

CASH AND CASH EQUIVALENTS, beginning of period              78,000     1,412,000
						       -----------   -----------
CASH AND CASH EQUIVALENTS, end of period                  $243,000      $510,000
						       ===========   ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:

      Cash paid during the period for:

	   Interest                                     $1,754,000    $1,813,000
	   Income Taxes                                    328,000        45,000

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


2.      The information furnished herein reflects all adjustments
(consisting of normal recurring accruals and a one-time special charge as more fully described in Note 6) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period. Results of operations for the nine months ended October 2, 1994 are not necessarily indicative of results to be expected for the entire year.


3. Inventories are valued at the lower of cost (first in, first out method) or market. A summary of the inventories follows:

			   October 2, 1994         January 2, 1994

	Raw Materials        $13,882,000              $11,634,000
	Work in Process        5,906,000                4,641,000
	Finished Goods        12,058,000               15,261,000
			     -----------              -----------
			     $31,846,000              $31,536,000
			     ===========              ===========


	Included in inventory above were cores of $16,989,000 (October 2, 1994) and $14,584,000 (January 2, 1994).


4. For reporting purposes, product and core returns are offset against gross sales in arriving at net sales. For the nine months ended October 2, 1994 and October 3, 1993 returns were $46,521,000 and $52,367,000, respectively.


5. In this amendment, the Company has reclassified $17.5 million under its bank credit facility to short term liabilities from long-term debt. The Company's current credit facility expired on April 1, 1995. The Company had shown amounts under this facility as short-term in its financial statements filed with the January 1, 1995 annual report on Form 10-K.


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

Management's Discussion and Analysis of Financial Condition and
Results of Operations


Results of Operations

Three Months Ended October 2, 1994 Compared to Three Months Ended
October 3, 1993.

	Net sales for the quarter ended October 2, 1994 were $24.9 million, 9% less than net sales of $27.4 million for the same period last year. Lower sales volume to existing customers in the carburetor and automotive and heavy duty electrical market sectors were the primary factors for the decreased sales. Continued expansion of the Company's front wheel driveshaft product line somewhat offset the overall sales decrease.

	Carburetor sales were 20% of net sales in the third quarter of 1994 compared to 20% in the same quarter of 1993.

	Product and core returns, reflected as reductions in net sales, were 37% of sales in 1994 and in 1993.

	Cost of products sold for the quarter ended October 2, 1994 was 84% of net sales compared to 78% for the same period in 1993.
The increase of costs as a percentage of sales was due to lower absorption of plant overhead costs as the company reduced finished goods inventory levels 26% in the quarter on lower sales volume than in the prior year. The Company's recent plant consolidation efforts reduced plant overhead costs, softening the impact of these factors. Also, net core sales, which are reflected as a component of both net sales and cost of products sold, were 9% of net sales in 1994 versus 4.5% in 1993 due to the inventory reduction. Somewhat offsetting these factors was reduced inventory valuation provisions due to improved inventory management programs put in place in 1993. The company expects that costs of products sold will return to more historical levels with increased absorption on higher production levels and lower spending as a result of the plant consolidation.

	Selling, distribution and administrative expenses were $3.3 million in the current quarter, or 27% lower than the $4.5 million in the prior year. Decreased selling expenses, primarily discretionary advertising costs and lower commission expense, and lower accounts receivable provisions resulted in the decrease.

	Interest expense was 12% higher in the third quarter of 1994 compared to 1993. Higher average outstanding borrowings to support higher working capital and increases in the prime lending rates are the principal reasons for this increase. The Company's effective income tax rate was 30% in the third quarter
of  1994,  compared to 10%  in the  year earlier period.   The
higher effective rate is due to 1993 benefiting from the use of previously unrecognized net operating loss carryforwards.


Nine Months Ended October 2, 1994 Compared to Nine Months Ended
October 3, 1993.


	Net sales for the nine months ended October 2, 1994 were $73.2 million, 6.7% less than net sales of $78.4 million for the same period in 1993. Lower sales volume to existing customers in the automotive and heavy duty electrical and water pump market sectors were the primary factors for the decrease. The
Company's carburetor and front wheel driveshaft net sales were higher in 1994 than in 1993 due to the Company increasing its market share in these product lines.

	Carburetor sales were 24% of net sales in the first nine months of 1994 compared to 21% in the first nine months of 1993. The
Company has increased its market share in this product line due to its ability to supply a broad line of quality carburetors.
Over the longer term, the Company expects net carburetor sales to decline.

	Product and core returns, reflected as reductions in net sales, were 38% of sales in 1994 and 39% in 1993.

	Cost of products sold was 81% of net sales in the first nine months of 1994 compared to 78% in the first nine months of 1993. This increase was due primarily to higher material costs resulting from higher costs to supply later model electrical and front wheel drive shafts products. Lower burden cost absorption as a result of lower production volumes in 1994 also
contributed. The Company's plant consolidation lowered year to
date spending softening the impact of lower absorption.    The
Company recorded lower inventory valuation provisions as a result of the implementation of improved inventory management procedures during 1993.

	Selling, distribution and administrative expenses were $11.5 million in the first nine months of 1994, 12% lower than the $13.1 million incurred in the prior year. Lower distribution costs and selling costs accounted for the decrease.

	In the first quarter of 1994, the Company recorded a one-time special pre-tax charge of $3.4 million as a result of an announced plan to consolidate manufacturing capacity.
Approximately $2.0 million of the charge relates to termination and other personnel related costs. The remaining $1.4 million reflects fixed asset write downs to estimated realizable values and other facility shut down costs. The transfer of certain production from the Beech Creek, Pennsylvania plant to the Hope, Arkansas plant was completed in the third quarter of 1994. Additional consolidations at the Beech Creek plant and related infrastructure will be completed in early 1995. The Company has charged approximately $1 million to the restructuring reserves.
The Company expects to see additional benefits in reductions in manufacturing costs.

	Interest expense was 7% higher than in the prior year due to higher average outstanding borrowings and higher prime interest rates. The Company's effective income tax rate was a 20%
benefit for the first nine months of 1994 compared to a 10% provision in the prior year.


Liquidity and Capital Resources

Working Capital

	Net working capital at October 2, 1994 was $10.9 million, or $16.9 million lower than the $27.8 million level at January 2, 1994. In this amendment, the Company reclassified $17.5 million of outstanding debt obligations under its bank credit facility as short-term due to its maturity on April 1, 1995. A significant increase in net accounts receivable of $3.1 million resulted from higher sales in the third quarter of 1994 than in the fourth quarter of 1993. Accounts payable increased $3.7 million reflecting the higher inventory levels.


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

	At October 2, 1994, the Company had available $20.5 million under the Company's credit agreement of which $17.5 million was borrowed.

	The Company has shown, within this amendment, outstanding borrowings under this facility as short-term at October 2, 1994.
 While there can be no assurances such an agreement can be reached, the Company intends to extend or refinance this facility into a new long-term agreement.

	The Company has a direct guarantee of Canadian $500,000 of the bank debt of a joint venture and is joint and several guarantor of Canadian $1,500,000 with its venture partner. In 1992, the Company provided a reserve for a contingent liability to the venture's bank. The venture was not in default of its debt facility at October 2, 1994.


Cash Flow

	The Company increased its debt, net of cash, by $ 0.7 million in the first nine months of 1994. This increase was primarily the result of bank borrowings to finance increased inventories that were planned during the plant consolidation process, and accounts receivable and prepaid expenses due to seasonal factors. The following table summarizes significant items affecting the change in total debt (amounts in thousands):



			 October 2,              October 3,
			    1994                    1993

Net income (loss),
  changes in working
  capital, other        $  (1,233)              $    1,936

Depreciation and
  Amortization              1,313                    1,206

Capital Expenditures         (774)                    (517)
			----------              -----------
(Increase) Decrease in
  total debt, net
  of cash               $    (694)              $    2,625
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



					      CHAMPION PARTS, INC.
						  (Registrant)




DATE:  September 12, 199                      By: /s/ Mark Smetana
						      Mark Smetana
						      Vice President Finance &
						      Secretary