Form 10-Q
period 1995-10-01
CHAMPION PARTS INC
filed 1995-11-24
CIK 19161

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549





          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

          SECURITIES EXCHANGE ACT OF 1934



       For the quarterly period ended     October 1, 1995



         Commission file number            1-7807



                        Champion Parts, Inc.

       (Exact name of registrant as specified in its charter)





       Illinois       ________                _ 36-2088911      _

(State or other jurisdiction of      (I.R.S. Employer Identifi-
incorporation or organization)             cation No.)





         2525 22nd Street, Oak Brook, Illinois     60521

    (Address of principal executive offices)    (Zip Code)


                  708-573-6600
___________________________________________________

Registrant's telephone number, including area code)







Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



            Yes      X              No





Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.





          Class      ________   _Outstanding at November 10,
1994_

Common Shares - $.10 par value              3,655,266






PART I



CHAMPION PARTS, INC.	AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONDENSED)




                                              October 1  January 1,

                                                1995       1995

                                              Unaudited

ASSETS

  Current Assets

   Cash and cash equivalents                   $216,000    $346,000

   Accounts Receivable,

    less allowance for uncollectible accounts 6,133,000  12,857,000

    Inventories                              14,274,000  26,866,000

    Prepaid expenses and other                2,509,000   2,647,000

                                            ------------------------

              Total current assets           23,132,000  65,848,000



  Property, plant, and equipment (net)       10,199,000  11,494,000

  Other assets                                  970,000   1,095,000

                                            ------------------------

TOTAL ASSETS                                $34,301,000 $55,305,000

                                            ========================



LIABILITIES AND STOCKHOLDERS' EQUITY:

  Current Liabilities

    Accounts Payable                         $4,976,000  $6,167,000

    Accrued expenses and other payables      11,331,000  10,904,000

    Current maturities on long-term debt     13,745,000  20,026,000

                                            ------------------------

              Total current liabilities      30,052,000  37,097,000



  Deferred income taxes                       1,390,000   1,393,000

  Long-term debt, less current maturities

    ESOP loan agreement                               0     514,000

    Notes payable to banks and other            777,000     937,000

                                            ------------------------

              Total liabilities              32,219,000  39,941,000





  Stockholders' Equity

    Preferred stock - no par value

      authorized 10,000,000 shares:

      issued and outstanding, none                    0           0

    Common shares - $.10 par value

      authorized 50,000,000 shares

      issued and outstanding 3,655,266 shares   366,000     366,000

    Additional paid-in capital               15,578,000  15,578,000

    Cumulative translation adjustment          (547,000)   (645,000)

    Debt guarantee for ESOP                           0    (514,000)

    Retained earnings                       (13,315,000)    579,00

                                            ------------------------

              Total Stockholders equity       2,082,000  15,364,000

                                            ------------------------

Total Liabilities and Stockholders Equity   $34,301,000 $55,305,000

                                            ========================



<F1> See notes to condensed consolidated financial statements




CHAMPION PARTS, INC.	AND SUBSIDIARIES

   CONSOLIDATED STATEMENTS OF CASH FLOWS (CONDENSED)



                                                        Nine Months Ended

                                                       October1,  October 2

                                                          1995     1994

                                                     ------------------------

                                                        UNAUDITED

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net earnings  (loss)                             $(13,894,000)  ($2,405,000)

  Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:

       Depreciation and amortization                  1,129,000     1,313,000

       Provision for losses on accounts receivable      663,000       163,000

       Special charge                                 1,263,000     3,400,000

       Change in assets and liabilities:

         Accounts receivable                          6,086,000    (3,271,000)

         Inventories                                 12,657,000     (310,000)

         Accounts payable                            (1,190,000)   3,696,000

         Accrued expenses and other                     254,000  (3,021,000)

                                                    ------------------------

    NET CASH PROVIDED BY (USED IN) OPERATING
    ACTIVITIES:                                       6,968,000    (435,000)



CASH FLOWS FROM INVESTING ACTIVITIES:

   Capital expenditures (net)                          (162,000)    774,000

   Proceeds from sales of property, plant & equipment    10,000	          0

                                                   ------------------------

        NET CASH USED IN INVESTING ACTIVITIES          (152,000)    774,000



CASH FLOWS FROM FINANCING ACTIVITIES:

   Net borrowings (payments) under credit agreements (5,965,000)  2,300,000

   Principal payments on long-term debt                (990,000)   (926,000)

                                                   ------------------------

       NET CASH PROVIDED BY (USED IN) FINANCING
       ACTIVITIES                                    (6,955,000)  1,374,000



EFFECT OF EXCHANGE RATE CHANGES ON CASH                   9,000           0



NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS   (130,000)    165,000



CASH AND CASH EQUIVALENTS, beginning of period          346,000      78,000

                                                   ------------------------

CASH AND CASH EQUIVALENTS, end of period               $216,000    $243,000

                                                   ========================



SUPPLEMENTAL DISCLOSURES OF CASH FLOW

   INFORMATION:



      Cash paid during the period for:



           Interest                                 $1,104,000  $1,224,000

           Income Taxes                                      0     324,000



<FN1>  See notes to condensed consolidated financial statements.



CHAMPION PARTS, INC.	AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (CONDENSED)





                                                 Nine Months Ended                  Three Months Ended

                                                October 1   October 2          October 1,     October 2,

                                                   1995        1994               1995           1994
                                             ---------------------------  ---------------------------

                                                  (Unaudited)                       (Unaudited)

NET SALES                                      $46,341,000    $73,172,000    $8,697,000    $24,917,000



   Cost and expenses



      Cost of products sold                     46,572,000     59,479,000     9,525,000     20,936,000
      Selling, distribution and administration  10,614,000     11,523,000     1,788,000      3,299,000
      Special charge                             1,263,000      3,400,000       130,000              0

                                               --------------------------   --------------------------
                                                58,449,000     74,402,000    11,443,000     24,235,000



EARNINGS (LOSS) BEFORE INTEREST AND INCOME TAX (12,108,000)    (1,230,000)   (2,746,000)       682,000


INTEREST                                         1,785,000      1,783,000       533,000        594,000
                                               --------------------------  ----------------------------

EARNINGS (LOSS) BEFORE INCOME TAXES            (13,893,000)    (3,013,000)   (3,279,000)        88,000


INCOME TAXES (BENEFIT)                               1,000       (608,000)            0         26,000

NET EARNINGS (LOSS)                           ($13,894,000)   ($2,405,000)   ($3,279,000)      $62,000

                                              ============================  ============================


AVERAGE COMMON SHARES OUTSTANDING                3,655,266      3,655,266      3,655,266      3,655,266

                                               ===========================  ============================

NET EARNINGS PER COMMON SHARE                       ($3.80)       ($0.66)         ($0.90)         $0.02

                                               ===========================  ============================

<FN1>

CHAMPION PARTS, INC. AND SUBSIDIARIES

______________________________________



NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

_________________________________________________________________





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





2.	The information furnished herein reflects all adjustments
(consisting of normal recurring accruals and certain other operating and special charges as more fully described in Note 5) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period. Results of operations for the nine months ended October 1, 1995 are not necessarily indicative of results to be expected for the entire year.





3.	Inventories are valued at the lower of cost (first in, first out method) or market.  A summary of the inventories follows:



                 October 1, 1995     January 1, 1995


Raw Material         $5,462,000         $10,870,000

Work In Process       3,924,000           5,028,000

Finished Goods        4,888,000          10,968,000

                   --------------------------------

                    $14,274,000         $26,866,000

                   ================================


 Included in inventory above were cores of $7,058,000 (October 1, 1995) and $14,139,000 (January 1, 1995).





4.	For reporting purposes, product and core returns are offset
against gross sales in arriving at net sales. For the nine months ended October 1, 1995 and October 2, 1994 returns were
$38,573,000 and $46,521,000 respectively.



5.	In June 1995, the Company recorded a pre-tax special charge
of $1.1 million to reflect the decision to exit the manufacture and sale of passenger car electrical (alternators and starters) and mechanical (clutches and water pumps) products to traditional market customers in the eastern United States. The charge consists of $0.7 million for fixed asset write-downs to estimated net realizable values and other facility wind-down costs related to downsizing the Company's Hope, Arkansas production facility, $0.2 million in termination benefits, and $0.2 million in estimated costs to exit contractual liabilities. The downsizing is expected to be substantially completed by the end of the fourth quarter of 1995.



	In September 1995 the Company recorded an additional special charge of $130,000 to reflect the decision to cease production at the Company's Fresno, California plant. This provision reflects severance and direct costs to close the facility.



	Associated with the decision to exit the manufacture and sale of passenger car electrical and mechanical products to traditional market customers in the eastern United States and the loss of certain business in the western United States, the Company recorded a $3 million write-down of inventory to estimated net realizable values in the second quarter of 1995.
An additional $500,000 was recorded in the third quarter as a result of the decision to close the Fresno, California plant.
These provisions are estimates based on the Company's judgment at this time.



	Adjustments to the provisions may be necessary in future periods based on further development of restructuring related costs.



6.	In August 1995, the Company announced that it had reached an agreement with its banks to amend and extend the credit facility to January 8, 1996. The banks conditionally waived the defaults which existed under the previous credit agreement. The amendment reduced the commitment level to $16.0 million until September 14, 1995, to $14.8 million from September 15 to
December 30 and to $9.5 million until the expiration date. This declining commitment level is commensurate with the Company's planned downsizing and reduction in operating assets. The amendment provides the Company with $2 million of additional borrowing availability within the commitment levels. In exchange for the additional availability, the Company granted the banks a collateral interest in its Beech Creek, Pennsylvania and Fresno, California plants limited to $2.5 million plus accrued interest and certain other costs related to the pledged real estate.



	The Company agreed to pay interest at 3.5% above prime for the duration of the extension. The commitment fee remains at .5% of the facility. Certain financial covenants were conditionally eliminated under the extension.



	On October 1, 1995, the Company had $13.2 million available under those provisions in the credit agreement of which $11.9 million was borrowed. The Company has reflected outstanding amounts under the credit agreement and a $1.5 million capitalized lease obligation as current liabilities in its financial statements due to the short term maturity of the credit facility.



	The Company's ability to remain a going concern is dependent upon it being able to restore operations to profitability and sell assets from the discontinued product lines with sufficient proceeds to remain within the credit agreement structure, reduce outstanding trade debt and fund wind-down costs. There is no assurance that the Company can achieve these results. If the Company cannot extend or replace the current credit facility when it matures, the Company would not have sufficient funds to pay outstanding amounts under the facility. Additional equity or debt financing, would be necessary for the Company to remain a going concern. There is no assurance that the Company will be able to obtain additional equity or debt financing. The
Company's financial statements are prepared on a going concern basis and do not contain adjustments which may be necessary if the Company were not to remain as a going concern.



	In April 1995 the Company deferred the final $200,000 principal payment on a promissory note to Echlin Inc.. In May, 1995 the Company paid $100,000 of the outstanding remaining principal.





7.	In September 1995 the Company received notice from the
lending bank of its fifty percent owned Canadian engine remanufacturer that it had demanded payment on its outstanding demand loans. It also notified the Company that it was also demanding payment from the Company on a CDN $500,000 guarantee and a CDN $1,500,000 joint and several guarantee between the Company and its joint venture partner. The amount of the loan plus accrued and unpaid interest was CDN $1,700,000 at October 1, 1995.



	The Company has had communications with the lending bank and its partner with respect to seeking an extension to or a replacement of the credit facility.



	The Company does not carry any investment on its books related to the joint venture and it has an $800,000 contingent reserve to reflect the estimated exposure, if any, related to the guarantees.

Management's Discussion and Analysis of Financial Condition and
Results of Operations



Significant Developments



	In June 1995 the Company announced that it had adopted a plan to refocus its business and exit the manufacture and sale of passenger car electrical (alternators and starters) and mechanical (clutches and water pumps) products to the traditional wholesale distributor and retail markets in the eastern United States. Sales to these markets ended in mid-July. Subsequent to the announcement, the Company's three largest customers, which did business with the Company across the United States and in multiple product lines, informed the Company that they would be changing to other suppliers in the third quarter. The Company also experienced significant losses in sales during the third quarter from other passenger car electrical and mechanical customers in the western United
States. In November, the Company decided to exit the sales and production of passenger car electrical and mechanical products in the western United States from its Fresno, California plant.
Sales to the Company's three largest customers and those customers affected by the Company's announcement accounted for approximately 57% of sales in the first nine months of 1995.
The Company retains its carburetor and constant velocity joint product lines and continues to supply its original equipment manufacturer aftermarket customers.



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



	The restructuring plan will have a pervasive impact on the Company's future operations and financial position. The Company recorded $1.3 million in pretax restructuring charges in the second and third quarters of 1995 to reflect the exit from the traditional markets in the eastern United States. These charges included $0.7 million in estimated write downs of equipment and wind-down costs, $0.4 million in termination benefits and $0.2 million in estimated costs to exit contractual liabilities. It also wrote down inventory approximately $3.5 million to estimated net realizable value. These provisions are necessarily estimates based on the Company's judgment at this time. Adjustments to these provisions may be necessary in future quarters based on further development of restructuring related costs.



	Beginning in the third quarter, sales have significantly declined from previous levels. Carburetor sales and sales to original equipment manufacturer aftermarket customers accounted for 63% of the Company's sales volume in the third quarter. There can be no assurance that the Company will be able to generate sufficient funds from operating profits, asset sales and collections to cover continuing operations and wind-down costs and satisfy debt obligations.







Results of Operations



Three Months Ended October 1, 1995 Compared to Three Months
Ended October 2, 1994



	Net sales for the quarter ended October 1, 1995 were $8.7 million, 65% less than net sales of $24.9 million for the same period in 1994. This decrease reflected the loss of business due to the Company exiting the passenger car electrical and mechanical aftermarket in the eastern United States in July. It also lost a significant portion of its passenger car electrical and mechanical business in the western United States through customer attrition. The Company experienced higher product and core returns as a proportion of sales, which are reflected as deductions to net sales, as lost customers made final returns in a period of declining sales. Third quarter returns were $450,000 higher than in 1994. Total product and core returns, reflected as reductions in net sales were 45% in 1995 compared to 37% in 1994.



	Carburetor sales were 39% of net sales in the third quarter of 1995 compared to 20% in 1994. In the third quarter of 1995, the Company lost two major carburetor customers to other carburetor suppliers. These customers accounted for 6% of third quarter
1995 net carburetor sales. However, in the third and fourth quarters another major carburetor customer informed the Company that it was increasing its annual purchases by approximately $5 million. This incremental business will begin contributing in the fourth quarter of 1995 and first quarter of 1996. The
Company believes it continues to be a significant supplier of carburetors to the aftermarket. Since the mid-1980's, carburetors have been installed in fewer new vehicles sold in the United States and Canada due to the increased use of fuel injection systems. However, the Company continues to sell replacement units for older vehicles, many of which use carburetors. The Company expects that carburetor sales will decline in future years. In addition, carburetor margins may be negatively impacted in the future as customers seek to return product during periods of declining demand. The Company has a customer product return policy and has established reserves to mitigate this effect.



	Cost of products sold was 110% of net sales in the third quarter of 1995 compared to 84% in the third quarter of 1994. The Company's cost per unit sold was 56% higher in 1995 than in the third quarter of 1994. The Company incurred significant labor inefficiencies and underabsorbed plant overhead costs resulting from the 44% decrease in 1995 third quarter unit volume as compared to 1994 third quarter. 1995 costs of products sold were also impacted by a $500,000 write down of inventories described above.



	Selling, distribution and administrative expenses were $1.8 million in the third quarter of 1995 compared to $3.3 million in the third quarter of 1994. The Company benefited from decreases in selling and administrative costs resulting from 1995 headcount reductions and the elimination of costs supporting the automotive electrical and mechanical product lines.



	1995 third quarter results reflected a $130,000 pretax special charge to earnings reflecting the Company's decision to exit the manufacture and sale of passenger car electrical and mechanical products to wholesale distributors and retailers in the western
United States.



	Interest expense was $533,000 in the quarter compared to $594,000 in the prior year. Lower average outstanding borrowings were offset by a 2% increase in the spread between the prime rate and the rate the Company's banks charge the Company and an increase in the prime rate. The Company did not record any tax benefit on 1995 losses due to limited carryback availability.



	The net loss of the 1995 third quarter was $3.3 million versus $62,000 income in 1994.





Nine Months Ended October 1, 1995 Compared to Nine Months Ended
October 2, 1994



	Net sales for the nine months of 1995 were $46.3 million, 37% less than net sales of $73.2 million for the first nine months of 1994. The Company experienced lower sales in all of its major product lines due to its decision to exit the sale of passenger car electrical and mechanical products to traditional warehouse distributors and retailers. The Company also lost its two largest carburetor customers in the third quarter and two large constant velocity customers in the second and third quarters. The Company began to experience higher product and core returns at the end of the second quarter, which are reflected as deductions to net sales, as lost customers made final returns in a period of declining sales. Returns in the first nine months of 1995 were $2 million higher than in 1994.
Total product and core returns, reflected as reductions in net sales, were 45% in 1995 compared to 37% in 1994.



	Carburetor sales were 30% of net sales in the first nine months of 1995 compared to 24% in 1994. In the second and third quarters of 1995, the Company was informed by two major carburetor customers that they were changing to other carburetor suppliers. These customers accounted for 28% of 1995 net sales.
However, in the third and fourth quarters another major carburetor customer informed the Company that it was increasing its annual carburetor purchases by approximately $5 million.
This incremental business will begin contributing in the fourth quarter of 1995 and first quarter of 1996. The Company believes it continues to be a significant supplier of carburetors to the aftermarket. Since the mid-1980's, carburetors have been installed in fewer new vehicles sold in the United States and Canada due to the increased use of fuel injection systems.
However, the Company continues to sell replacement units for older vehicles, many of which use carburetors. The Company expects that carburetor sales will decline in future years. In addition, carburetor margins may be negatively impacted in the future as customers seek to return product during periods of declining demand. The company has a customer product return policy and has established reserves to mitigate this effect.



	At the end of the first quarter of 1995, one of the Company's primary constant velocity joint customers changed to a competitor. The other primary constant velocity joint customer, which was the Company's largest customer, changed to a competitor in the third quarter of 1995 as disclosed above.
These customers accounted for approximately 70% of 1995 year-to-date constant velocity joint net sales and 4% of total
1995 year-to-date net sales. The Company is making efforts to replace this business with new customers. The Company anticipates continued overall market volume growth in the constant velocity joint product line as the number of front wheel drive vehicles entering the prime repair age increases.
However, there can be no assurances the Company will be able to replace the lost constant velocity joint business.



	Cost of products sold was 101% of net sales in 1995 compared to 81% in 1994. The Company's cost per unit sold was 28% higher in the first nine months of 1995 than in the first nine months of 1994. The Company experienced labor inefficiencies and underabsorbed plant overhead costs resulting from the 35% decrease in 1995 unit volume as compared to 1994. 1995 costs of products sold were also impacted by the $3.5 million in second and third quarter write downs of inventories described above.



	Selling, distribution and administrative expenses were $10.6 million in the first nine months of 1995 compared to $11.5 million in the first nine months of 1994. The Company recorded
$0.7 million in legal and professional fees related to the proposed equity infusion in the first quarter and the restructuring plan and bank credit agreement in the second quarter of 1995. These expenses offset decreases in selling and administrative costs resulting from 1995 headcount reductions.



	1995 results reflected a $1.3 million pretax special charge to earnings reflecting the Company's decision to exit the manufacture and sale of automotive electrical and mechanical products to wholesale distributors and retailers. In 1994 the company reported a $3.4 million charge reflecting a plan to consolidate plant capacity.



	Interest expense was $1.8 million in 1995 and 1994. Lower average outstanding borrowings in 1995 were offset by a 2% increase in the spread between the prime rate and the rate the Company's banks charge the Company. The Company did not record any tax benefit on 1995 losses due to limited carryback availability.



	The net loss for 1995 was $13.9 million versus $2.4 million loss in 1994.





Liquidity and Capital Resources



Working Capital



	Net working capital at October 1, 1995 was $(6.9) million compared to $5.6 million at January 1, 1995. The decrease was primarily attributable to its $13.9 million year-to-date loss of which $3.5 million was due to second and third quarter write downs of inventory and $1.3 million pretax special charges described above. Accounts payable and accrued liabilities decreased $3.3 million due primarily to lower purchases and the permanent paydown of payroll related liabilities. The Company has reflected outstanding loans under its bank credit agreement as short-term obligations at the end of the third quarter. The Company entered into an amendment to its bank credit agreement in the third quarter which conditionally waived the defaults and extended the credit facility to January 1996. The amount of outstanding loans under the bank lines were $11.9 million at October 1, 1995 and $17.9 million at January 1, 1995. The Company has also classified as short-term obligations the outstanding principal on a $1.5 million capitalized lease obligation.



	The Company has a net deferred tax asset of $0.5 million as of October 1, 1995. The Company believes this asset is realizable due to its ability to obtain tax refunds on future tax losses.







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



	The Company agreed to pay interest at 3.5% above prime for the duration of the extension. The commitment fee remains at .5% of the facility. Certain financial covenants were conditionally eliminated under the extension.



	The Company's ability to remain a going concern is dependent upon it being able to restore operations to profitability and sell assets from the discontinued product lines with sufficient proceeds to remain within the credit agreement structure, pay down outstanding trade debt to current terms and fund wind-down costs. There is no assurance that the Company can achieve these results. If the Company cannot extend or replace the current credit facility when it matures, the Company would not have sufficient funds to pay outstanding amounts under the facility. Additional equity or debt financing would be necessary for the Company to remain a going concern. There is no assurance that the Company will be able to obtain additional equity or debt financing. The Company's financial statements are prepared on a going concern basis and do not contain adjustments which may be necessary if the Company were not to remain as a going concern.



	In April 1995 the Company deferred the final $200,000 principal payment on a promissory note to Echlin Inc. In May 1995 the Company paid $100,000 of the outstanding remaining principal.



	In September 1995 the Company received notice from the lending bank of its fifty percent owned Canadian engine remanufacturer that it had demanded payment on its outstanding demand loans.
It also notified the Company that it was also demanding payment from the Company on a CDN $500,000 guarantee and a CDN
$1,500,000 joint and several guarantee between the Company and its joint venture partner. The amount of the loan plus accrued and unpaid interest was CDN $1,700,000 at October 1, 1995.



	The Company has had communications with the lending bank and its partner with respect to seeking an extension to or a replacement of the credit facility.



	The Company does not carry any investment on its books related to the joint venture and it has an $800,000 contingent reserve to reflect the estimated exposure, if any, related to the guarantees.

PART II.	OTHER INFORMATION



Item 1.		Legal Proceedings



Spectron, Inc. - In September 1995, the Company received a Special Notice for Negotiations for Remedial Investigation/Feasability Study with respect to the Spectron, Inc. site from the U.S. EPA. The notice which was mailed to the Company and several hundred additional potentially responsible parties requested the Company to engage in a good faith proposal to conduct or finance the study. The Company is involved in the site through a former waste hauler who selected the site. The Company believes that it may be a de minimis contributor to the site based on previous estimates of waste contributed to the site.



The PRP Steering Committee has informed the Company that it believes the cost of the RI/FS will be about $1 million and that the cost of remediation will be $40 to $45 million.



The Company is currently evaluating the U.S. EPA's request. It has also engaged in preliminary discussions with the former waste hauler with whom the Company had an agreement to share one-half of the past costs related to this site. The Company also intends to notify its insurance carriers of this action.





Beech Creek, Pennsylvania - The Company commenced remediation in late 1994. The estimated costs ranged from approximately $500,000 to $900,000 depending on the remediation method used. The Company's environmental consultant provided updated cost estimates for the remediation of soil and ground water contamination at this current Company site in the third quarter. The Company is evaluating the consultants' report. It has also engaged in settlement discussions with the insurance carriers that have coverage on this site. The Company has provided reserves to cover the estimated costs to remediate. These reserves do not include any amounts for insurance recoveries.









Item 5.		Other Information



On October 9, 1995 the Company and RGP Holding, Inc. and Raymond
G. Perelman, the Company's Chairman and a principal stockholder, amended the letter agreement dated September 20, 1993, as amended on March 11, 1994, relating to the election of directors of the Company. The amendment addressed the resignation of two of the Company's directors in 1995. It also provided that the Company would cumulate proxies to vote for Mr. Katz as a director of the Company before Mr. Blashill in the event that persons vote Common Shares for nominees other than the Company's nominees.





Item 6.		Exhibits and Reports on Form 8-K.



	(a)	Exhibits



(10)	Letter  Agreement  dated   October  9,  1995   between  the
Company,  RGP		Holding, Inc. and Raymond G. Perelman.



(27)	Financial Data Schedules.





	(b)	Reports on Form 8-K



The Company filed a Current Report on Form 8-K on November 3,
1995 reporting the dismissal of Arthur Andersen LLP and appointment of BDO Seidman LLP as the Company's independent public accountants.





































































SIGNATURES





	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



							CHAMPION PARTS, INC.

							            (Registrant)







DATE:  __November 20, 1995___		By:____/s/ Mark Smetana_____

								Mark Smetana

								Vice President - Finance 									and Corporate Secretary















































										EXHIBIT 10











							October 9, 1995













RGP Holding, Inc.				Mr. Raymond G. Perelman

225 City Avenue				1820 Rittenhouse Square

Bala Cynwyd, PA  19103			Philadelphia, PA   19103



Gentlemen:



	This letter will amend the letter agreement dated September 20, 1993, as amended on March 11, 1994, between Raymond G. Perelman,
RGP Holding, Inc. and Champion Parts, Inc. (the "Company) (the
"Agreement") relating to the election of directors of the Company.



	1.	Paragraph 2 of the Agreement is deleted and the following
inserted in lieu thereof:



		"The Company's board of directors will consist of nine members. The 1995 Annual Meeting of Shareholders will be held on November 16, 1995 or as soon thereafter as practicable. At the 1995 Annual Meeting, the Board's nominees will be:



				Thomas W. Blashill

				John R. Gross

				Raymond F. Gross

				Gary S. Hopmayer

				Barry L. Katz

				Edward R. Kipling

				Raymond G. Perelman."



	Calvin A. Campbell, Jr. and Donald G. Santucci have resigned as directors. The vacancies created by their resignations will not be filled at the 1995 Annual Meeting of Shareholders. If either vacancy is intended to be filled in the future, it shall be filled by a nominee selected by the Board (other than Mr.
Perelman and Mr. Katz) and reasonably acceptable to Mr.
Perelman.



	If Perelman and/or Katz is unable or unwilling to serve as a director of the Company, then in filling the resulting vacancy or in selecting replacement nominees, Katz and/or Perelman shall be replaced by a nominee selected by Perelman or his executor or administrator and reasonably acceptable to the Board.



	3.	The first sentence of paragraph 3 of the Agreement is hereby modified to read as follows:



	"In an election of directors, to the extent that other persons vote Company Common Shares, in person or by proxy, for nominees other than those referred to, or selected in accordance with, paragraph 2 of the Agreement, as amended, the Company will cause the holders of proxies solicited by the Board of Directors to cumulate the votes they may cast for Mr. Katz before Mr.
Blashill."



	4.	If for any reason the 1995 Annual Meeting of Shareholders is held after November 21, 1995 and the by-laws of the Company are not amended prior to such time to reduce the size of the Board of Directors to seven members, then RGP Holding, Inc. and Perelman may elect to terminate this Agreement, such termination to be effective immediately upon notice.



	If you are in agreement with the terms of this Amendment, please sign the enclosed copy of this letter and return it to the Company.



							Very truly yours,



							CHAMPION PARTS, INC.





							By:  ___/s/ Thomas W. Blashill______

								Thomas W. Blashill, President



AGREED TO AND ACCEPTED THIS

_27th_ DAY OF OCTOBER, 1995.







__/s/ Raymond G. Perelman___

Raymond G. Perelman





RGP Holding, Inc.





By:  ___/s/ Raymond G. Perelman___

Its: