Form 10-Q/A
period 1995-10-01
CHAMPION PARTS INC
filed 1996-01-02
CIK 19161

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



            Yes      X              No





Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.





        Class      _________Outstanding at November 10, 1995_

Common Shares - $.10 par value              3,655,266


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 CHAMPION PARTS, INC.

                                    (Registrant)


DATE: November 20, 1995     By: /s/ Mark Smetana
                                    Mark Smetana
                                    Vice President-Secretary