Form 10-K
period 1995-12-31
CHAMPION PARTS INC
filed 1996-04-22
CIK 19161

[FORM-TYPE]10-K


		    SECURITIES AND EXCHANGE COMMISSION

			 WASHINGTON, D.C.  20549

			       FORM 10-K

		[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
		OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
		    For the fiscal year ended December 31, 1995
				   OR
		[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
		OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
		For the transition period from        to

			Commission  File No. 1-7807

		   ________CHAMPION PARTS, INC._________
		(Exact name of Registrant as specified in its charter)


				  Illinois
				 ___________ 36-2088911__________
(State or other jurisdiction of
		       (IRS Employer Identification Number)
incorporation or organization)

2525 22nd Street, Oak Brook, Illinois      60521______________
(Address of Principal Executive Offices)
						    (Zip Code)

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

	As of April 2, 1996, 3,655,266 Common Shares were outstanding and the aggregate market value of the Common Shares held by non-affiliates of the Registrant (based on the closing price as reported on NASDAQ) was approximately $1,479,000. For information as to persons considered to be affiliates for purposes of this calculation, see "Item 5.
 Market for the Company's Common Shares and Related Shareholder
 Matters".




PART I

Item 1.         Business

	Unless the context indicates otherwise, the term "Company" as used herein means Champion Parts, Inc. and its subsidiaries.


Products

	The Company remanufactures and sells replacement fuel systems (carburetors and diesel fuel injection systems) and constant velocity drive assemblies for substantially all makes and models of domestic and foreign automobiles and trucks. It also remanufactures and sells electrical and mechanical products to certain passenger car, agricultural and heavy duty truck original equipment manufacturers.

	In 1995, the Company announced that it would be exiting the manufacture and sale of passenger car electrical (alternators and starters) and mechanical (clutches and water pumps) products sold to traditional warehouse distributors and retailers. Sales of these product lines accounted for approximately 46% of the Company's 1995 net sales.

	During the fiscal years ended December 31, 1995, January 1, 1995 and January 2, 1994, the Company's sales of parts for automobiles (including light duty trucks) accounted for approximately 89%, 92% and 89%, respectively, of the Company's net sales, and sales of parts for heavy duty trucks and farm equipment accounted for approximately 11%, 8% and 11%, respectively, of such net sales. The Company expects that the percentage of passenger car part sales will decrease as compared to total sales in the future.


Marketing and Distribution

	The Company's products are marketed throughout the continental United States and in a limited manner in Canada. The Company sells carburetors and constant velocity drive assemblies to automotive warehouse distributors, which in turn sell to jobber stores and through them to service stations, automobile repair shops and individual motorists.
 In addition, the Company sells to aftermarket retail chains that distribute products through their stores. The Company sells electrical and mechanical products to manufacturers of automobiles, trucks and farm equipment, which purchase the company's products for resale through their dealers.
 Of the Company's net sales in the year ended December 31, 1995, approximately 51% were to automotive warehouse distributors; approximately 17% were to manufacturers of automobiles, trucks and farm equipment and heavy duty fleet specialists; and approximately 32% were to retailers and other customers.

	The Company exhibits its products at trade shows. The Company also prepares and publishes catalogs of its products, including a guide with information as to the various vehicle models for which the Company's products may be used and a pictorial product identification guide to assist customers in the return of used units. The Company's salespersons and sales agents call on selected customers of warehouse distributors which carry the Company's products to familiarize these customers with the Company's products and the application of its products to varied automotive equipment.

	During the fiscal year ended December 31, 1995, the four largest customers of the Company accounted for approximately 14% (Genuine
 Parts Company), 13% (Northern Automotive Corporation), 12% (APS, Inc.) and 11% (AutoZone) respectively, of net sales, and no other customer accounted for more than 8% of net sales. As a result of its decision to exit the automotive electrical and mechanical product lines, the Company no longer sells to Genuine Parts Company or Northern Automotive and has significantly reduced its sales to APS, Inc.

	The Company makes available to its customers the MEMA TransnetTM computerized order entry system which is administered by the Motor Equipment Manufacturers Association. The MEMA TransnetTM system enables a customer in any area of the United States to place orders into the Company's central computer, which transmits the orders to the Company's plant servicing that customer's geographic area.

	As of December 31, 1995, sales were made by two direct salesmen and 11 sales agencies.

	The Company does not consider its business to be highly seasonal. Typically, fourth quarter sales are lower than those in prior quarters due to customer ordering patterns.


Materials

	In its remanufacturing operations, the Company obtains used units, commonly known as "cores". A majority of the units remanufactured by the Company are purchased from customers as trade-ins, which are encouraged by the Company in the sale of remanufactured units.

	The price of a finished product is comprised of a separately invoiced amount for the core included in the product ("core value") and an amount for remanufacturing. Upon receipt of a core as a trade-in, credit is given to the customer for the then current core value of the part returned. The Company limits trade-ins to cores for units included in its sales catalogs and in rebuildable condition, and credit for cores is allowed only against purchases by a customer of similar remanufactured products within a specified time period. A customer's total allowable credit fotr core trade-ins is further limited by the dollar volume of the custonmer's purchases of similar products within such time period.
 In addition to allowing core returns, the Company permits warranty and stock adjustment returns (generally referred to as "product returns") pursuant to established policies. The Company's core return policies are consistent with industry practice, whereby remanufacturers accept product returns from current customers regardless of whether the remanufacturer actually sold the products. the Company has no obligation to accept product returns from customers that no longer purchase from the Company.

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


Backlog

	The Company did not have a significant order backlog at any time during the fiscal years 1995 or 1994.


Competition

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

	The Company competes in a number of ways, including price, quality, product performance, prompt order fill, service and warranties.
 The Company believes its technical expertise in the niche product lines it sells has been an important factor in enabling the Company to compete effectively.


Engineering

	Each of the Company's main product lines are supported by product engineer(s). Engineers participate in product planning, product line structuring, cataloging and engineering of the Company's products and in developing manufacturing processes. The primary activities of the engineers are improving the quality of existing products, formulating specifications and procedures for adapting particular remanufactured products for use on makes and models of vehicles in addition to those for which originally designed, converting cores from earlier makes and models for use on later models and developing specifications, supplies and procedures for remanufacturing additional products.

	The Company maintains a Director of Quality who conducts periodic quality audits of the Company's plants under its quality improvement program to test product quality and compliance with specifications.

	The Company believes such activities improve the Company's ability to serve the needs of its customers. The engineers also design and build new tools, machines and testing equipment for use in all the Company's plants, and develop specifications for certain components manufactured by the Company for use in its remanufacturing operations. The engineers design and test new methods of reassembling components and cleaning parts and cores.



Environmental Matters

	The Company is subject to various Federal, state and local environmental laws and regulations incidental to its business. The Company continues to modify, on an ongoing basis, processes that may have an environmental impact. Management believes that the effects of compliance with environmental laws that have been enacted or adopted will not have a material effect on capital expenditures, earnings or competitive position.
 See Item 3, Legal Proceedings - Environmental Matters for additional discussion.


Employees

	As of December 31, 1995, the Company employed approximately 495 persons, including 62 salaried employees at corporate headquarters and plant locations; and approximately 433 production, warehouse and maintenance employees all of whom were subject to union collective bargaining agreements.

	The Collective Bargaining Agreement between the Company and the United Auto Workers at the Company's Hope, Arkansas facility expired on April 26, 1991. At the expiration of the contract, the Company implemented its final offer with respect to workers at the facility.
 The union went on strike effective September 4, 1991. Since the commencement of the strike, the plant has been operating with employees who opted to continue working, as well as with permanent replacements.
 There have been no significant interrups in production as a result of the strike, and management anticipates no significant interruptions in the future as a result of the strike.

	The Collective Bargaining Agreement between the Company and the International Brotherhood of Electrical Workers at the Company's
 Pennsylvania facilities was renewed for a three year term beginning September 1, 1993.


Item 2.         Properties

	The Company's corporate headquarters are located at 2525 22nd Street, Oak Brook, Illinois, a one-story building which has approximately
 91,500 square feet of space, and was leased under a sublease which expired in February 1996. The Company has continued to sublease 6,000 square feet of office space at that location under a lease which expires in February 1997. The facility houses the Company's corporate office functions, including administration, finance, and data processing.


	The following table sets forth certain information with respect to each of the Company's remanufacturing, warehousing and service facilities other than the corporate headquarters:

				   Warehouse            Remanufacturing
					    Area                Area
Location                             (sq. ft.)           (sq. ft.)
OWNED:

Fresno, California                 50,000                  110,000

Lock Haven, Pennsylvania             ---                    50,000

Beech Creek, Pennsylvania          40,000                  160,000

HELD UNDER INDUSTRIAL
REVENUE FINANCING ARRANGEMENTS:

Lock Haven, Pennsylvania             ---                    55,000

Hope, Arkansas                     55,000                  221,000

LEASED:

Maple, Ontario,
  Canada                           30,000                   16,000

Hope, Arkansas                     18,000                     ---

	In connection with the Company's plant consolidation plan announced in March, 1994, the facilities in Lock Haven, Pennsylvania are currently idle. It is the Company's present intention to sell these properties.
 The Company's Fresno, CA plant continues to distribute fuel system and front wheel drive assembly products. However, the Company has offered the facility for sale.

	The Company's plants are well maintained and are in good condition and repair. A substantial portion of the machinery and equipment has been designed by the Company for its particular purposes and, in many instances, has been built by it.



Item 3.         Legal Proceedings

Environmental Matters

Spectron/Galaxy Site

	The Company was notified in 1989 by the United States Environmental Protection Agency ("EPA") that it was a "potentially responsible party" ("PRP") with respect to the removal of hazardous substances from the Spectron, Inc. site in Elkton, Maryland (the "Spectron Site").
 The Company has admitted to sending about 102,000 gallons of liquid substances to the Spectron Site. There are about 30 million gallons of materials sent to the site that have been accounted for.

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

	On September 20, 1995, EPA notified the Company (along with several hundred other companies) of potential liability for response actions at the Spectron Site. The EPA letter asks the Company and the other
 PRPs to negotiate with EPA for their performance of a remedial investigation/feasibility study at the Spectron site.

	In addition to the EPA letter, the Company received a letter from a group of other PRPs at the Site. Based on the allegations on the quantity of materials sent to the Spectron Site from the Company, the allegations on materials sent to the Spectron Site by other PRPs, and the Steering Committee PRPs' prediction of total costs of investigation and cleanup at the Spectron Site, the Company's share of the liability would be approximately $158,000. This amount would be payable over several years. In addition, the Steering Committe PRPs appear to be offering a quick de minimis settlement option. Pursuit of the de minimis settlement option would cost the company $229,471 to $305,961, depending on reopener provisions.

	The Company has demanded defense and indemnity from its insurance carriers for any liability at the Spectron Site. The Company plans to vigorously pursue its claims against its insurance carriers. Further, the Company believes that its former solvent supplier and waste solvent transporter is responsible for a share of any liability the Company incurs for the Spectron Site cleanup.

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


Double Eagle Site, Oklahoma City

	In 1991, the Company received an information request from the EPA under CERCLA with respect to the Double Eagle site to which it responded. Information available to the Company indicates that the facility recycled used oil into finished lubricating oil, and began operating as early as 1929. The Double Eagle site has been identified as a wetland, and the EPA has placed the site on the National Priorities List.

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


City of Industry, California

	In June, 1992, the Company was notified that contamination was discovered in soil at a site at 825 Lawson Street, City of Industry, California at which the Company conducted operations from 1969 to 1981. Solvents of the type used by the Company in its operations had impacted the soil and shallow groundwater at the site. These same solvents are found in the soil and groundwater at numerous other sites in the City of Industry and surrounding Puente Valley. To date, the Company's response to the matter has been one of cooperation with the authorities and other potentially responsible parties.

	The potentially responsible parties with respect to the 825 Lawson Street property are the Company, the current landowner, another prior operator at the site, and a prior landowner. The Company, the other prior operator and the prior landowner ("The 825 PRP group") have conducted a subsurface investigation of the site at the request of the California Regional Water Quality Control Board (the "Water Board"), a state agency to which the EPA has delegated CERCLA enforcement authority for any soil contamination at this site. The site assessment completed in July, 1994, revealed volatile organic compounds in the soil and shallow groundwater beneath the Lawson Street property.

	The Water Board has not yet responded to the Site Assessment Report, but the Water Board has indicated it will require cleanup of the property.
 It is too early to predict the cleanup methodology to be required by the Water Board, or the cost of the cleanup. The Company has interviewed consultants who have proposed cleanup approaches, however, which would cost in the range of $500,000 to $750,000. There is no agreement between the 825 PRP group to share the remediation costs. The 825 PRP group is actively pursuing the current property owner for its share of the cleanup costs. Under the Cost Sharing Agreement with the other two parties who funded the Site Assessment Report, the Company paid one-third of the cost.

	On a related matter, in April, 1993, the Company was named by the EPA as one of 57 potentially responsible parties from whom the EPA would solicit an offer to investigate and clean up groundwater contamination in the Puente Valley operable unit of the San Gabriel Valley, where the City of Industry is located. The other three 825 Lawson parties referred to above also received this "special notice" letter. The Company, the other prior operator and the prior land owner have joined the Puente Valley Steering Committee ("PVSC"), which includes approximately 42 of the special notice recipients. The group's members include several large industrial corporations.

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

	The Company was responsible for paying approximately $50,000 toward the RI/FS, most of which was reimbursed by the Company's insurance carriers.

	While it is too early to know if cleanup of the Puente Valley aquifer will be required, or the cost of any cleanup, the investigation work to date does set forth possible alternatives and associated costs. Based on a report submitted to the EPA in 1995, the estimates for the cost for the various alternatives range from $1.9 million to $19 million total cleanup costs, payable over approximately 10 years. It is impossible to predict the Company's ultimate share of the potential cleanup costs.


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

	Cleanup has now commenced at the Beech Creek plant. Cleanup consists of the venting of volatile organic gases from soil, and the pumping and treating of groundwater. While there are always uncertainties in predicting future cleanup costs, the Company's consultant has predicted cleanup costs will be approximately $72,000 during 1996, and approximately another $6,000 per month of operation thereafter. The consultant currently is unable to predict how long the groundwater pump and treat system will have to operate.

	The Company is, therefore, presently considering alternative approaches to the Beech Creek remediation. An alternative approach of excavating and disposing of contaminated soil offsite would provide quicker cleanup of both soil and groundwater, and cost between $451,000 and $537,000, according to environmental consultants. Of this cost, approximately one-half would be incurred up front, and the remainder would be incurred over a five year period.


Insurance Coverage Litigation

	The Company has filed a complaint in Illinois State Court, in DuPage County, against its insurance carriers for a declaration that the insurance carriers are liable for all the Company's defense, investigation and cleanup costs at the Beech Creek, City of Industry, Puente Valley and Spectron sites.

	In February 1995, the Company entered into a partial settlement agreement with certain carriers regarding payment of past defense costs through January, 1995 and certain future defense costs through November, 1995 with respect to the Beech Creek and City of Industry sites. The Company received approximately $300,000 in reimbursement from the carriers in 1995 under this agreement. The Company has agreed to temporarily stay future litigation against the insurers on indemnification costs pending additional developments at the site.


Summary

	Although the ultimate outcome of its environmental matters is not determinable, given the Company's current financial condition management believes that the resolution of these matters could have a material impact on the Company's financial condition and operating results.


Other Litigation

	The Company is a defendant in four lawsuits from trade creditors and two former insurance providers seeking payment of outstanding amounts. Other trade vendors have asserted that they may take legal action to collect outstanding balances. Should the Company not be successful in defending itself against these lawsuits or other lawsuits subsequently filed, it would not have sufficient unsecured assets to satisfy these claims.
 See Management's Discussion and Analysis Part II, (Item 7) for further discussion of the company' financial condition.



Item 4.         Submission of Matters to a Vote of Shareholders

	On November 16, 1995 the Company held its Annual Meeting of Shareholders. The shareholders elected directors of the Company to serve until the next Annual Meeting at which directors are elected. The following table lists the nominees elected and the respective voting results.


Nominee                 Affirmative Vote        Negative Vote     Abstentions
Thomas W. Blashill      3,075,002                        0        229,455
John R. Gross           3,076,865                        0        229,218
Raymond F. Gross        3,076,764                        0        229,319
Gary S. Hopmayer        3,063,426                        0        242,189
Barry L. Katz           2,474,561                        0        830,064
Edward R. Kipling       3,081,663                        0        228,218
Raymond G. Perelman     2,476,268                        0        828,615

	There were 349,319 shares not voted.

	The shareholders also voted on the adoption of the Champion Parts, Inc. 1995 Stock Option Plan. The results of the voting were 3,048,260 affirmative votes, 228,830 negatives votes and 28,857 abstentions.


PART II


Item 5.         Market for the Company's Common Shares and Related
		Shareholder Matters

	The Company's Common Shares are traded on The NASDAQ Small Cap Stock Market under the symbol "CREB". As of April 3, 1996, there were 823 holders of record of the Company's Common Shares. This number does not include beneficial owners of Common Shares whose shares are held in the name of banks, brokers, nominees or other fiduciaries.

	The information appearing in the following table on the range of high and low trade prices for the Company's Common Shares was obtained from NASDAQ quotations in the NASD's Monthly Statistical Reports.

			   Fiscal                 Fiscal
			    Year                   Year
		      December 31, 1995       January 1, 1995
Quarter                Low     High           Low     High
Ended:                Price     Price         Price   Price
March 31              3-1/8     3-5/8         3-3/4   4-5/8
June 30                 7/8     1-1/2         2-7/8   4-1/2
September 30            3/4     1-1/8         4       5
December 31             1/4       5/8         3       4-5/8


	Under the Company's amended and restated credit agreement, the Company is not permitted to pay dividends.

	Only for purposes of the calculation of aggregate market value of the Common Shares held by non-affiliates of the Company as set forth on the cover page of this report, the Common Shares held by Echlin Inc., RGP Holding, Inc., the Company's Employee Stock Ownership Plan and
 Profit Sharing and Thrift Plan, and shares held by members of the families of the children of Elizabeth Gross, the mother of two of the Company's directors, were included in the shares held by affiliates. Certain of such persons and entities may not be affiliated.

Item 6.


Selected Financial Data (Note 1)
(Data in thousands, except per share data)

                           1995      1994      1993      1992       1991
NET SALES (Note 2)         $52,954   $95,337   $100,040   $96,743  $111,741

COSTS AND EXPENSES:
Operating costs (Note 3)   69,454    99,050     95,769   103,923    108,501
Interest - net              2,339     2,423      2,282     2,248      3,397
Sub Total                  71,793   101,473     98,051   106,171    111,898

EARNINGS (LOSS) BEFORE INCOME
TAXES AND
EXTRAORDINARY ITEM        (18,839)   (6,136)     1,989    (9,428)      (157)

INCOME TAXES (BENEFIT)          1      (297)       176    (1,644)        77

EARNINGS (LOSS) BEFORE EXTRA-
ORDINARY ITEM             (18,840)   (5,839)     1,813    (7,784)      (234)

EXTRAORDINARY ITEM (net of
 income taxes) (Note 5)                                                (419)

NET EARNINGS (LOSS)      $(18,840)  $(5,839)    $1,813   $(7,784)     $(653)

AVERAGE COMMON SHARES OUT-

 OUTSTANDING AND COMMON SHARE

 EQUIVALENTS            3,655,266  3,655,266  3,655,266  3,655,266  3,655,266

EARNINGS (LOSS) PER COMMON SHARE:

Primary and fully diluted:

 Earnings (loss) before
 extraordinary item      $(5.15)    $(1.60)       $.50    $(2.13)     $(.06)
 Extraordinary item, net of income
 taxes                                                                 (.12)

NET EARNINGS (LOSS)      $(5.15)    $(1.60)       $.50    $(2.13)     $(.18)

AT YEAR-END
 Total assets (Note  4) $28,565     $55,312    $56,147   $59,895     $68,902
 Long-term obligations
 (Note 4)                  $701      $1,451    $19,281   $24,802     $29,332



Note 1: Results for 1992 reflect the reclassification of a foreign joint venture.
Note 2: In 1995 the Company adopted a plan to refocus its business and exit the manufacture and sale of passenger car electrical products. Sales to those customers affected by the Company's announcement accounted for approximately 56% of sales in 1995.
Note 3:  Special Charges and Restructuring Charges of $1,602 in 1995,
	 $3,400 in 1994, and $3,223 in 1992, are included in
	 operating costs.Included in 1995 results are $6.1 million in write downs of inventory due to the Company's decision to exit certain product lines. Included in 1994 results were $2.2 million in inventory provisions to revalue the Company's inventory.
Note 4: In 1994 and 1995, long term obligations reflect amounts due on the bank credit agreement and other maturities. See Note 3 to the Company's Consolidated Financial Statements.
Note 5: In November, 1991, the Company redeemed $12,160 of its subordinated debt resulting in an extra-ordinary charge, net of income taxes, of $419 for unamortized discount and bond issuance costs.
Item 7.         Management's Discussion and Analysis of Financial
		      Condition and Results of Operations

Results of Operations

	Significant Developments

	In 1995 the Company announced that it had adopted a plan to refocus its business and exit the manufacture and sale of passenger car electrical (alternators and starters) and mechanical (clutches and water pumps) products to the traditional wholesale distributor and retail markets in the United States and Canada. Subsequent to the announcement, the Company's two largest customers, which did business with the Company throughout the United States and in multiple product lines, informed the Company that they would be changing to other suppliers for their carburetor and constant velocity joint purcahses. Sales to the company's two largest customers and those customers affected by the company's announcement accounted for approximately 56% of sales in 1995. The Company retains its carburetor and constant velocity joint product lines and continues to supply its original equipment manufacturer aftermarket customers.

	In August the Company announced that it had come to terms with its lending banks on an extension to its credit facility through January 8, 1996. The extension, which supported the Company's restructuring plan, initially provided for additional financing for working capital and general business needs followed by a declining facility commensurate with the Company's plan to downsize its operations. For the additional financing, the Company granted the banks a partial collateral interest in its Beech Creek, Pennsylvania and Fresno, California plants limited to $2.5 million plus accrued interest and certain other costs related to the pledged real estate in addition to other collateral previously pledged.
 In January, 1996 this agreement was extended to March 31, 1996.
 The Company is currently in discussions with its banks on an extension or replacement facility. See the Liquidity and Capital Resources section for additional discussion on the credit extension.

 The restructuring plan will have a significant impact on the Company's future operations and financial position. The Company recorded $1.6 million in special charges in 1995 to reflect its decision. These charges included $0.7 million in estimated write-downs of equipment, goodwill and wind-down costs, $0.7 million in termination benefits and $0.2 million in estimated costs related to contractual liabilities. It also wrote down inventory approximately $6.1 million to estimated net realizable value in connection with this decision. These provisions are necessarily estimates based on the Company's judgment at this time. Adjustments to these provisions may be necessary in future periods based on further development of restructuring related costs.

 The Company's equity has been reduced to a $2.9 million deficit on December 31, 1995, due to losses from operations and special charges related to its decision. The Company reduced its bank and other debt by $7.3 million in 1995 due to funds generated from the overall reduction of working capital, sales of discontinued inventory, and collections on accounts receivable without replacement sales. The Company's trade accounts payable decreased $0.9 million in 1995 primarily due to payments in the first quarter of 1995 without replacement purchases. However, since April there has been no significant change in trade debt as the Company has been paying only for current purchases. The Company intends to discuss plans with its creditors in 1996 to restructure its outstanding debts. Given the Company's current operating levels, there can be no assurance that the Company will be able to generate sufficient funds from operations, asset sales and collections to cover continuing operations and wind-down costs and satisfy debt obligations or that it will be able to restructure outstanding debt in a manner satisfactory to its creditors.


1995 Compared to 1994

	Net sales for 1995 were $53 million, 44% less than net sales of $95.3 million for 1994. The Company experienced lower sales in all of its major product lines due to its decision to exit the sale of passenger car electrical and mechanical products to traditional warehouse distributors and retailers. The Company also lost its two largest carburetor customers in the third quarter and two large constant velocity customers in the second and third quarters. Sales to the customers affected by the Company's decision accounted for approximately 56% of 1995 sales. The Company began to experience higher product and core returns at the end of the second quarter, which are reflected as deductions to net sales, as lost customers made final returns in a period of declining sales. Total product and core returns, reflected as reductions in net sales, were 44% in 1995 compared to 38% in 1994.

	Carburetor sales were 35% of net sales in 1995 compared to 25% in 1994. In the second and third quarters of 1995, the Company was informed by two major carburetor customers that they were changing to other carburetor suppliers. These customers accounted for 22% of 1995 net carburetor sales. However, in the third and fourth quarters another major carburetor customer informed the Company that it was increasing its annual carburetor purchases by approximately $5 million. This incremental business began contributing in the fourth quarter of 1995 and first quarter of 1996. The Company believes it continues to be a significant supplier of carburetors to the aftermarket. Since the mid-1980's, carburetors have been installed in fewer new vehicles sold in the United States due to the increased use of fuel injection systems. However, the Company continues to sell replacement units for older vehicles, many of which use carburetors. The Company expects that carburetor sales will decline in future years. In addition, carburetor margins may be negatively impacted in the future as customers seek to return product during periods of declining demand. The Company has a customer product return policy to mitigate this effect. The Company has also established reserves against expected future declinig core values.

 At the end of the first quarter of 1995, one of the Company's primary constant velocity joint customers changed to a competitor. The other primary constant velocity joint customer, which was the Company's largest customer, changed to a competitor in the third quarter of 1995 as disclosed above. These customers accounted for approximately 65% of 1995 constant velocity joint net sales and 3% of total 1995 net sales. The Company is making efforts to replace this business with new customers. The Company anticipates continued overall market volume growth in the constant velocity joint product line as the number of front wheel drive vehicles entering the prime repair age increases. However, there can be no assurances the Company will be able to replace the lost constant velocity joint business.

 Cost of products sold was 106% of net sales in 1995 compared to 84.4% in 1994. The Company experienced labor inefficiencies and underabsorbed plant overhead costs resulting from the 45% decrease in 1995 unit volume as compared to 1994. 1995 cost of products sold were also impacted by $6.1 million in inventory write-downs as described above. In 1994, cost of products sold was impacted by $2.2 million of fourth quarter provisions to reflect adjustments to the Company's constant velocity drive assembly inventory and a change in inventory management practices.

	Selling, distribution and administrative expenses were $11.9 million in 1995 compared to $15.2 million in 1994. The Company recorded $0.7 million in legal and professional fees related to a proposed equity infusion in the first quarter and the restructuring plan and bank credit agreement in the second quarter of 1995.
 These expenses offset decreases in distribution costs due to lower unit sales and in selling and administrative costs resulting from 1995 headcount reductions.

	1995 results reflect a $1.6 million pretax special charge to earnings reflecting the Company's decision to exit the manufacture and sale of passenger car electrical and mechanical products to wholesale distributors and retailers. In 1994 the Company reported a $3.4 million pretax charge reflecting a plan to consolidate plant capacity.

	Interest expense was $2.3 million in 1995 and $2.4 million in 1994. Lower average outstanding borrowings in 1995 were offset by a 2% increase in the rate the Company's banks charged the Company since April 1995. The Company did not record any tax benefit on 1995 losses due to limited carryback availability.

	The net loss for 1995 was $18.8 million versus $5.8 million loss in 1994.


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


Factors Which May Affect Future Results

	This annual report contains forward looking statements that are subject to risks and uncertainties, including but not limited to the following.

	The Company expects the existing over-capacity in the automotive aftermarket and consolidation within its distribution channels to cause continued selling price pressure for the foreseeable future. The present competitive environment is causing change in traditional aftermarket distribution channels resulting in retailers gaining additional market presence at the expense of traditional wholesalers. In response, the Company has diversified its customer base and currently serves all major segments, including automotive warehouse distributors and jobbers, original equipment manufacturers of automotive equipment and large volume automotive retailers. The anticipated decline in sales from the profitable carburetor product line over the longer term will impact future results. The Company will seek to offset these impacts through development of niche product markets, improvements in its manufacturing processes and cost containment with a strong focus on capacity utilization.

	The Company had three customers which accounted for an aggregate of 39% of the Company's total sales in 1995. The Company does not currently sell to the top two customers which accounted for 27% of 1995 sales and significantly reduced sales to the third largest customer which accounted for another 12% of 1995 sales.

	Given the Company's current financial condition and its manufacturing cost structure, the loss of a significant portion of the sales to its remaining customer base could have a materially adverse impact on the Company's results and could affect the Company's ability to remain a going concern.

	The Company's credit agreement expired March 31, 1996.
 The Company is in dicussions with its banks on an extension or replacement facility. The banks have continued to fund the Company under terms of the prior agreement. There is no assurance that the banks will continue to fund the Company nor is there assurance that the Company can secure a new facility with its banks. If the Company cannot obtain a new facility from its current banks or other sources, it would have to consider other alternatives, including legal protection from creditors.

	The Company deferred payment on a significant amount of trade debt as a result of a proposed equity infusion transaction failing to take place in April 1995, the resulting default by the Company of its bank debt and the Company's negative cash flow from operations.
 Several trade creditors have initiated legal actions against the Company seeking payment. Currently, the Company does not have the financial wherewithal to satisfy trade liabilities with unsecured assets and operating cash flow. It intends to discuss plans with its trade creditors in 1996 to restructure these outstanding debts. If the Company is not successful in defending itself in the current litigation or in obtaining a satisfactory restructuring plan with its trade creditors, it may have seek legal protection. The
 Company believes this action could have a material adverse impact on its results from operations due to increased legal and professional fees and possible loss of business.

	While the Company has established reserves for potential environmental liabilities that it believes to be adequate, there can be no assurance that the reserves will be adequate to cover actual costs incurred or that the Company will not incur additional environmental liabilities in the future. See "Legal Proceedings" for additional information.

	Accordingly, actual results may differ materially from those set forth in the forward looking statements. Attention is also directed to other risk factors set forth in documents filed by the Company with the Securities and Exchange Commission.


Liquidity and Capital Resources

Working Capital

	Working capital at December 31, 1995, was ($11.2) million, down from $5.6 million at the end of 1994. This decrease was primarily attributable to operating losses and inventory write downs.

	Accounts receivable at the end of 1995 were $4.7 million, down $8.2 million, or 63%, from the previous year-end balance of $12.9 million. The decrease was directly attributable to the lower sales volume in 1995 as the Company exited certain product lines and collected receivables from discontinuing customers.

	Inventory at the end of 1995 decreased to $10.7 million, from $26.9 million at the end of the prior year as the Company reduced overall inventory levels, particularly in its discontinued product lines, and wrote down the value of remaining discontinued products to net realizable value.

	Accounts payable and interest and other accrued expenses decreased $1.2 million as a result of the decline in business activities.

Debt

	In January 1996, the Company amended its bank credit agreement to extend its maturity until March 31, 1996; reduce loan commitment levels to $11.5 million at January 31, 1996 and $9.8 million at February 29, 1996; and set certain prospective financial covenants.
 The banks have a security interest in accounts receivable, inventories, equipment, certain real estate and certain other assets. The Company agreed to pay interest on outstanding borrowings at the Prime Rate plus 3-1/2% and an annual commitment fee of 1/2% of the facility.

	At December 31, 1995, the Company had available $12.1 million under the Company's credit agreement of which $11.5 million was borrowed.

	The Company has been in default of various covenants of its bank credit agreement and, by cross default, reimbursement agreements supporting letters of credit throughout 1995 and to date in 1996.
 The Company's banks had agreed to forebear from declaring a default on the Company's credit facility through March 31, 1996. The Company is currently in discussion with its lending banks regarding an extension of the credit agreement. The banks have continued to fund the Company under the terms of the prior agreement. There can be no assurance the banks will continue to do so. In addition, there can be no assurances that the Company will be able to secure a new facility with the banks. As a result, the Company has reflected outstanding amounts under the credit agreement and a $1,500,000 capitalized lease obligation as current maturities in its 1995 financial statements. If the Company is not able to obtain a new facility, it will have to consider other alternatives, including legal protection from creditors.

	Without an extension of the current credit agreement or a replacement facility, the Company would not have sufficient funds to pay its debts should the lenders demand payment and would not be able to continue as a going concern.

	The Company is also indebted to various unsecured creditors, including current and former trade vendors. Given the Company's current financial situation and the lack of a long-term financing agreement, it currently does not have the ability to pay these debts should the creditors demand payment. It is the Company's intention to begin discussions with these creditors on an agreement to restructure these obligations. There can be no assurances that the Company and its creditors will be able to reach an agreement.

	The Company's financial statements have been prepared on a going concern basis and do not contain adjustments which may be necessary should the Company be forced to liquidate assets or take other actions to satisfy debt payments or discontinue its business.

	The Company made a $100,000 payment on a final installment of $200,000 on a scheduled payment to Echlin Inc. due April 8, 1995 pursuant to a promissory note agreement. Echlin Inc. has notified the Company that it is in default on the note.

	The Company has a direct guarantee of Canadian $500,000 of the bank debt of a joint venture and is joint and several guarantor of Canadian $1,500,000 of bank debt with its venture partner.
 As part of the 1992 restructuring charge, the Company provided a reserve for a contingent liability to the venture's bank. In
 September 1995 the Company received notice from the venture's lending bank that it had demanded payment on its outstanding demand loans.
 It also notified the Company that it was demanding payment from the Company on its guarantee. The amount of the loan plus accrued and unpaid interest was Canadian $1,700,000 at December 31, 1995. The venture is in discussions with another lender on a replacement facility and with its lending bank on continued funding until a replacement facility can be obtained.


Cash Flow

	The Company decreased  its  debt, net of cash, by $7.3
 million in 1995, including   scheduled payments of $1.2 million on
 long term debt obligations.  These payments and the cash required to fund operations  increased  the Company's borrowings under its bank credit facility of $2.7 million in 1995.  The following summarizes significant items affecting the change in total debt (amounts
 in thousands).
                                 					December 31,      January 1,
					                                     1995             1995
Net income (loss),
   changes in working capital, other   $ (10,921)        $ (4,878)
Special Charge                             1,602            3,400
Depreciation and Amortization              1,476            1,587
Capital Expenditures                         122             (831)

Decrease in total debt, net of cash     $ (7,721)        $   (722)




Item 8.         Financial Statements and Supplementary Data

	The financial statements and supplementary data called for by this item are listed in the accompanying table of contents for consolidated financial statements and financial statement schedule and are filed herewith.



Item 9.         Changes in and Disagreements with Accountants and
	 Accounting and Financial Disclosure

	Report on Form 8-K dated November 3, 1995, reporting a change in Certifying Accountant is hereby incorporated by reference.







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



							     Principal Occupation               Served as
							     and Positions with                a Director
	Name (Age)                        the Company                      Since
	Thomas W. Blashill (36) Director, President and CEO of the Company      1993

John R. Gross (64)      Owner, Chaney Auto Parts, Inc., Crest Hill,
			Illinois                                                              1966

Raymond F. Gross (57)   Vice President, Erecta Shelters, Inc.,
			Ft. Smith, Arkansas;
			consultant to the Company                                            1968

Gary S. Hopmayer (56)   Director, Original American Scones, Inc.,       1987
					     Chicago, Illinois

Barry L. Katz (44)      President and General Counsel, RGP Holding,Inc. 1993

Edward R. Kipling (64)  Retired                                         1987

Raymond G. Perelman (78) Chairman of the Board and Chief Executive      1988
			 Officer, RGP Holding, Inc., Philadelphia,
			 Pennsylvania and General Refractories
			 Company, Bala Cynwyd, Pennsylvania



Mark Smetana (35)        Vice-President - Finance and
			 Corporate Secretary

Richard B. Hebert (55)   Treasurer of the Company


 Mr. Blashill joined the Company in August, 1992 as Director of Financial Operations. He has held the position of President and CEO from September 1995. From March 1993 to September 1995, he was Executive Vice President, Secretary and Treasurer. He was Vice President and Treasurer of Washington Steel Corporation from 1991 to 1992. He was Director of Finance of Washington Steel Corporation from 1988 to 1991.

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

 Mr. Perelman had served as Chairman of the Board from December 16, 1992 until November 1995 and was President and Chief Executive Officer from December 16, 1992 to January 19, 1993.
 He has been Chairman of the Board of RGP Holding, Inc., a privately-held holding company with subsidiaries operating in manufacturing businesses, since May 1992. Since 1985, he was the Chairman of the Board and Chief Executive Officer of General Refractories Company.

 Mr. Smetana joined the Company in July 1993 as its Director of Finance and Corporate Controller. In September 1995 he was appointed to Vice President - Finance and Secretary. Prior to joining the Company, Mr. Smetana held a number of positions with Arthur Andersen LLP.

 Mr. Hebert was appointed Treasurer of the Company in September 1995. He joined the Company in 1977 and has held various positions with the Company.

	(b)     Arrangements Concerning the Board of Directors

Except for directors who are officers of the Company, and except as indicated below, each director received a fee of $10,000 for service as a director during the Company's fiscal year ended December 31, 1995. In addition, directors are reimbursed for their reasonable travel expenses incurred in attending meetings and in connection with Company business.

The Company has an indemnification agreement with each director of the Company that provides that the Company shall indemnify the director against certain claims that may be asserted against him by reason of serving on the Board of Directors.

The Company and Raymond F. Gross, a director of the Company, are parties to an agreement that provided for his engagement as a consultant to the Company for the period ended December 31, 1995. The agreement provided for annual compensation of $10,000 through December 31, 1995 plus certain insurance and other benefits.
 Mr. Gross received $7,000 in directors' fees in 1995.

Messrs. John Gross, Raymond Gross, Gary Hopmayer and Edward
 Kipling served on a Special Committee of the Board which was formed in January 1995 to, among other things, evaluate an offer by Mr. Perelman to infuse equity into the Company. For their services, they received $500 compensation for each meeting of the Special Committee. There were eight meetings held through April 17, 1995.

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

Mr. Katz serves as a director at the request of Mr. Perelman and pursuant to an agreement between Mr. Perelman, RGP Holdings, Inc. and the Company. (See Item 12, Note 2 regarding this agreement.)


ITEM 11:        EXECUTIVE COMPENSATION

	(a)     Executive Officer Compensation and Arrangements

Executive Compensation

The following table sets forth information with respect to all cash compensation paid to the Company's chief executive officer at the end of the Company's 1995 fiscal year, and the two former executive officers of the Company, whose annual compensation in the Company's 1995 fiscal year exceeded $100,000 for services rendered in all capacities to the Company, during the fiscal years indicated.

		    Annual Compensation
      (a)                (b)        (c)     (d)     (e)
      Name                                         Other
      and               Year      Salary   Bonus  Annual
   Principal
   Position               #          $        $      $
Thomas W. Blashill       1995    $137,126     0     ---
President and
Chief Executive Officer  1994    $128,173     0     ---
                     			 1993    $108,321     0     ---
Donald G. Santucci       1995    $124,535     0     ---
Resigned                 1994    $133,300     0     ---
                     			 1993    $115,000  $70,000  ---

				    Long Term Compensation
					Awards              Payouts
      (a)                (b)       (f)          (g)         (h)        (i)
     Name                       Restricted   Securities     LTIP       All
      and               Year      Stock      Underlying   Payouts     Other
   Principal                    Award(s)   Options/SAR's            Compen-
   Position                                                         sation(2)
			  #          $           (#)           $         $

Thomas W. Blashill       1995       0       50,000           0         $700
President and
Chief Executive Officer  1994       0          0             0       $3,000
										               1993       0          0             0           0
Donald G.  Santucci      1995       0          0            ---          0
Resigned                 1994       0          0             0         300
			                      1993       0          0             0           0

(1)     The  amounts  for  Messrs. Blashill and Santucci are
		below threshold reporting requirements.

	(2)     The amounts reported are allocations under its Employee
		Stock Ownership Plan.

	(3) Mr. Santucci resigned as President of the Company in July 1995.

	(4)     Mr. Blashill was elected President and CEO in September 1995.




Mr. Blashill has a severance compensation agreement with the Company that provides for severance pay equal to six months salary following his termination from the Company .

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

Shown below is information with respect to stock options granted during the year ended December 31, 1995.

Option Grants and Year End Values -- 1995 Option Grants

							Percentage of
					  Option               Total
			 Granted           Options Granted         Exercise
		       (in common               to              or Base Price
Name       shares)          Employees in 1995       per Share

Thomas W.       25,000
Blashill          (a)              19%                    $1.00
		              25,000
                  (b)              19%                    $0.625

							     Potential
							    Realizable
							 Value at Assumed
							  Rates of Stock
							Price Appreciation
			  Expiration      for Option
Name                Date         Term ($) (c)
                          							  5%      10%

Thomas W.         08/22/00        $6,900  $15,260
Blashill          11/01/05        $6,900  $15,260

(a) The grant was made on August 22, 1995 with an exercise price equal to the market price at that time. These options are immediately exercisable.
(b) The grant was made November 1, 1995 with an exercise price equal to the market price at that time. The options vest ratably over a five year period from the grant date.
(c) Under the rules and regulations of the SEC, the potential realizable value of a grant is the product of (i) the difference between (x) the product of the per share market price at the time of grant and the sum of 1 plus the adjusted stock price appreciation rate (the assumed rate of appreciation compounded annually over the term of the option) and (y) the per share exercise price of the option and (ii) the number of securities underlying the grant at year-end. Assumed annual rates of stock price appreciation of 5% and 10% are specified by the SEC are not intended to forecast possible future appreciation, if any, of the price of the shares of Common Stock of the Company. (For example, if the price of shares of Common Stock remained at the exercise price of the options, (i.e. a 0% appreciation rate), the potential realized value of the grant would be $0.) The actual performance of such shares may be significantly different from the rates specified by the SEC.



	The following table provides certain information with respect to the number and value of unexercised options outstanding as of December 31, 1995. (No options were exercised by the named executive officers during 1995.)

Aggregated 1995 Option Exercises and December 31, 1995 Option Values

											Number of
											  Securities       Value of
											  Underlying     Unexercised
											  Unexercised   In-the-Money
											   Options          Options
		       Shares Acquired     Value       Exercisable/   Exercisable/
Name            on Exercise (#)  Realized ($)  Unexercisable Unexercisable

Thomas W.
Blashill, CEO      0              0              25,000/25,000   $0/$0

All outstanding options were out of the money at December 31, 1995.


Compensation Committee Interlocks and Insider Participation

Messrs. Perelman, Kipling and John Gross presently serve as members of the Compensation Committee. During 1995, Calvin A. Campbell, a former director, also served as a member of the Compensation Committee. None of these members was an officer or employee of the Company, a former officer of the Company, or a party to any relationship requiring disclosure under Item 404 of SEC Regulation S-K during 1995, except for Mr. Perelman, who served as President and CEO of the Company from December 16, 1992 to January 19, 1993 and was Chairman of the Borad until November 1995, and who entered into a Preferred Stock Purchase Agreement with the Company.

On March 23, 1995, the Company entered into a Preferred Stock
 Purchase Agreement (the "Agreement") with RGP Holding, Inc. ("RGP"), an affiliate of Mr. Raymond G. Perelman, a director, the Chairman of the Board of Directors and the beneficial owner of 18.1% of the outstanding Common Shares of the Company. Pursuant to the Agreement RGP agreed, subject to the terms and conditions of the agreement, to purchase 1,666,667 shares of the Company's newly authorized Series A Redeemable Cumulative Convertible Voting 9% Preferred Shares (the "Preferred Shares"), at a purchase price of $3.00 per share or an aggregate purchase price of $5,000,001. On April 17, 1995 RGP notofied the Company that it had determined not to consumate the purchase. RGP stated that the Company failed to satisfy certain conditions for closing. The Company notified RGP that it was reserving its rights.


	(b)     Director Compensation Arrangements

		Information regarding director compensation is set forth under Item 10(b) above.


Item 12:        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
			AND MANAGEMENT

The following tabulation shows, as of March 15, 1996, (a) the name, address and Common Share ownership for each person known by the Company to be the beneficial owner of more than five percent of the Company's outstanding Common Shares, (b) the Common Share ownership of each director (c) the Common Share ownership for each executive officer named in the compensation table, and (d) the Common Share ownership for all directors and executive officers as a group.

Beneficial Owner                      Number of Common     Percent of Common
		                           							      Shares                Shares
								                              Beneficially Owned(1)   Outstanding
RGP Holding, Inc.
   225 City Line Avenue
   Bala Cynwyd, Pennsylvania  19004         661,600 (2)             18.1% (2)
Echlin Inc.
   100 Double Beach Road
   Branford, Connecticut  06405             600,000 (3)             16.4% (3)
John R. Gross,
   Director (7)                             118,212                  3.2%
Champion Parts, Inc.
   Employee Stock Ownership Plan
   c/o Champion Parts, Inc.
   2525 22nd Street
   Oak Brook, Illinois  60521                93,237 (4)              2.6% (4)
Raymond F. Gross,
   Director (7)                              31,164                   *
Gary S. Hopmayer,
   Director (3)                               ----                  ----
Barry L. Katz,
   Director (2)                               7,500                   *
Edward R. Kipling,
    Director (3)                              2,000                   *
Raymond G. Perelman,
    Director                                661,600 (2)             18.1% (2)
Thomas W. Blashill,
   Director, President and CEO                5,383  (5)              *

Richard B. Hebert
   Treasurer                                  3,138 (5)               *
Mark Smetana
   Vice President - Finance and Secretary     2,483(5)                *

All directors and executive officers
as a group (9 persons) (6)                  821,237                 22.5%

	 * Not greater than 1%.

(1) Information with respect to beneficial ownership is based on information furnished to the Company or contained in filings made with the Securities and Exchange Commission.

(2) RGP Holding, Inc. is indirectly controlled by Mr. Perelman. Pursuant to an agreement between the Company, Mr. Raymond
    G. Perelman and RGP Holding, Inc. dated September 20, 1993 and amended October 9, 1995 Mr. Perelman and RGP granted to the proxy holders appointed by the Board of Directors of the Company the proxy to vote all shares beneficially owned by them, including shares held by any affiliates
    (the "Perelman Shares"), for the election of certain nominees. Mr. Perelman and RGP have also agreed, among other things, not to solicit proxies in opposition to nominees. The Company and the Board have agreed that if shareholders of the Company vote shares in person or by proxy for nominees other than such nominees, the proxy holders appointed by the Company will cumulate their votes in such manners as to attempt to elect Mr. Katz prior to the election to Mr. Blashill.

(3) All shares owned by Echlin Inc. ("Echlin") are subject to a Stock Purchase Agreement dated March 18, 1987 between the Company and Echlin. Under the Stock
    Purchase Agreement, Echlin may vote its shares in its discretion. During the fiscal year ended
    December 31, 1995, the Company purchased approximately $2.0 million of components used in the remanufacture of automotive parts from Echlin.
    On March 9, 1992, Echlin notified the Company that it was exercising its limited market protection rights under the Stock Purchase Agreement.
    Accordingly, the Company issued a $2,400,000 promissory note to Echlin which has been and is to continue to be paid to Echlin in quarterly installments of $200,000. The note carries an interest rate of 1% above prime. In April 1995, the Company defaulted on the final installment of this note. It subsequently paid $100,000 and $100,000 remains outstanding.

    Messrs. Hopmayer and Kipling serve as directors pursuant to the Stock Purchase Agreement.

(4) Shares held by this plan are voted by Messrs. Blashill and Smetana as trustees. Employees participating in the Stock Ownership Plan are entitled to direct the trustees as to the voting of shares allocated to their accounts. Unallocated Stock Ownership Plan shares will be voted in the same manner, proportionately, as the allocated Stock Ownership Plan shares for which voting instructions are received from employees.
    For more information concerning the ownership and voting of shares held by the Stock Ownership Plan and the trustees, see note (7) below.

(5)     Includes 2,383, 3,138 and 983 shares allocated to
    Messrs. Blashill's, Hebert's and Smetana's accounts, respectively, under the Employee Stock Ownership Plan.

(6) Includes a total of 6,504 shares allocated to the accounts of executive officers under the Employee
    Stock Ownership Plan (the "Stock Ownership Plan").
    Does not include 86,733 shares allocated to the accounts of employees other than executive officers.
    Each of the participants in the Stock Ownership Plan
    (approximately 76 employees) is entitled to direct the trustees as to the voting of shares allocated to his or her account.

(7) As of March 15, 1996 Elizabeth Gross, her children and members of their immediate families beneficially owned 209,794 Common Shares, or approximately 5.7% of the Common Shares outstanding. John R. Gross and
    Raymond F. Gross, children of Elizabeth Gross, are directors of the Company.


Item 13.                Certain Relationships and Related Transactions

	Information required under this Item 13 is set forth above under and Part III, Item 12, Notes (2) and (3) and in Part III,
 Item 12, Compensation Committee Interlocks and Insider Participation.


PART  IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K


	(a)     Consolidated Financial Statements and Schedule and Exhibits:

	(1. and 2.)     The consolidated financial statements and schedule
 listed in the accompanying table of contents for consolidated financial statements are filed herewith.

	(3.)    The exhibits required by Item 601 of Regulation S-K
 and filed herewith are listed in the exhibit index which follows the consolidated financial statements and financial statement schedule and immediately precedes the exhibits filed. Pursuant to Regulation S-K, Item 601(b)(4)(iii), the Company has not filed with Exhibit (4) any instrument with respect to long-term debt (including individual bank lines of credit, mortgages and instruments relating to industrial revenue bond financing) where the total amount of securities authorized thereunder does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of each such instrument to the Securities and Exchange Commision on request.

	(b)     Reports on Form 8-K:

	The Company filed a Report on Form 8-K on November 3, 1995. The Form 8-K reported a change in independent public accountants.

	The Company filed a Report on Form 8-K on January 8, 1996. The Form 8-K reported the Company's extension of its bank credit agreement.





SIGNATURES



	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



					    CHAMPION PARTS, INC.



Date:  ___April 16, 1996___                By:  /s/ Mark Smetana
                                               Mark Smetana
											                                    Vice President - Finance
						                                         and Corporate Secretary


	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on April 16, 1996.



By:  /s/  Thomas W. Blashill              By:  /s/ Gary S. Hopmayer
     Thomas W. Blashill, President             Gary S. Hopmayer, Director
     and Director

By:  ____________________________         By:  /s/ Edward R. Kipling
     Raymond G. Perelman, Director             Edward R. Kipling, Director


By:  ___________________________          By:  /s/ Raymond F. Gross
	Barry L. Katz, Director                Raymond F. Gross, Director

By:  /s/ Mark Smetana                     By:  /s/ John R.Gross
     Mark Smetana                              John R. Gross, Director
     Vice President - Finance and
     Secretary























	CHAMPION PARTS, INC. AND SUBSIDIARIES


Consolidated Financial Statements and Financial Statement Schedule comprising Item 8 and Items 14(a)(1) and (2) for the Years Ended December 31, 1995, January 1, 1995, and
 January 2, 1994 and Reports of Independent Public Accountants.




















CHAMPION PARTS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS



Reports of Independent Public Accountants

Consolidated Financial Statements (Item 14(a)(1)):

   The following consolidated financial statements of Champion Parts, Inc. and subsidiaries are included in
   Part II, Item 8:

Consolidated balance sheets - December 31, 1995 and
   January 1, 1995

Consolidated statements of operations - years ended
   December 31, 1995, January 1, 1995, and January 2, 1994

Consolidated statements of stockholders' equity - years ended
   December 31, 1995,  January 1, 1995, and January 2, 1994

Consolidated statements of cash flows - years ended
   December 31, 1995, January 1, 1995, and January 2, 1994

Notes to consolidated financial statements

Consolidated Financial Statement Schedule (Item 14(a)(2)):

	    Schedule VIII - Valuation and qualifying accounts

All other schedules are omitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements or notes thereto.




REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors of
Champion Parts, Inc.
Oak Brook, Illinois

	We have audited the accompanying consolidated balance sheet of Champion Parts, Inc. and Subsidiaries as of December 31, 1995 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. We have also audited the 1995 schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

	We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statement and schedule. We believe that our audit provides a reasonable basis for our opinion.

	In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Champion Parts, Inc. and Subsidiaries at December 31, 1995, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

	Also, in our opinion, the 1995 schedule presents fairly, in all material respects, the information set forth therein.

	The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
 Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a deficiency in stockholders' equity.
 In addition, the Company has violated various covenants of its bank credit agreement and has not paid various unsecured creditors under the terms of sales. The Company does not have the ability to pay these debts should the lenders demand payment. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


					 /s/ BDO Seidman, LLP



Chicago, Illinois
April 4, 1996






REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and the Board of Directors of Champion Parts, Inc.


We have audited the accompanying consolidated balance sheet of Champion Parts, Inc. (an Illinois corporation) and subsidiaries as of January 1, 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the two years ended January 1, 1995 and January 2, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Champion Parts, Inc. and subsidiaries as of January 1, 1995, and the results of its operations and its cash flows for the years ended January 1, 1995 and January 2, 1994, in conformity with generally accepted accounting principles.

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


/s/ Arthur Andersen  LLP
Chicago, Illinois,
February 21, 1995





CHAMPION PARTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
                        							     December 31,             January 1,
								                               1995                    1995
ASSETS

CURRENT ASSETS:
     Cash                             $   874,000            $   346,000
     Accounts receivable, less
	allowance for uncollectible
	accounts of $1,715,000 and
	$465,000 in 1995 and 1994,
 respectively                           4,737,000             12,864,000
     Inventories                       10,700,000             26,866,000
     Prepaid expenses and other assets    294,000                740,000
     Deferred income tax asset          1,536,000              1,907,000

 Total current assets                  18,141,000             42,723,000

PROPERTY, PLANT AND EQUIPMENT:
     Land                                 475,000                475,000
     Buildings                         13,067,000             13,067,000
     Machinery and equipment           16,524,000             17,265,000
     Leasehold improvements               754,000                746,000

				                                   30,820,000             31,553,000
     Less:  Accumulated depreciation   20,986,000             20,059,000
                                        9,834,000             11,494,000

Other Assets                               590,000              1,095,000

				                                $  28,565,000           $  55,312,000




The accompanying notes are an integral part of these statements.




_____________________________________________________________________________

                                									      December 31,        January 1,
LIABILITIES AND STOCKHOLDERS' EQUITY              1995               1995
CURRENT LIABILITIES:

     Accounts payable                       $7,320,000        $8,167,000
     Accrued expenses:
       Salaries, wages and employee benefits   808,000         1,871,000
       Other accrued expenses                7,704,000         6,808,000
       Taxes other than income                  76,000           232,000
     Current maturities of long-term debt   13,462,000        20,026,000

     Total current liabilities              29,370,000        37,104,000


DEFERRED INCOME TAXES                        1,403,000         1,393,000

LONG-TERM DEBT - Less current maturities       701,000         1,451,000

STOCKHOLDERS' EQUITY:

     Preferred stock - No par value;

	 authorized, 10,000,000 shares:
	 issued and outstanding, none                  ---                ---
     Common stock - $.10 par value;
	 authorized, 50,000,000 shares:
     issued and outstanding, 3,655,266       366,000             366,000
     Additional paid-in capital           15,578,000          15,578,000
     Retained earnings                   (18,261,000)            579,000
     Cumulative translation adjustment      (592,000)           (645,000)
     Guarantee of Employee Stock
     Ownership Plan borrowings                ---               (514,000)

							                            		      (2,909,000)         15,364,000

				                                    $  28,565,000       $  55,312,000

CHAMPION PARTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED_____________________________________________________________________

                   					    December 31,      January 1,     January 2,
						                          1995             1995             1994
NET SALES                   $ 52,954,000    $ 95,337,000  $ 100,040,000
COST AND EXPENSES:
Cost of products sold         55,920,000      80,424,000     79,133,000
  Selling, distribution and
  administration              11,932,000      15,226,000     16,636,000
  Special charges              1,602,000       3,400,000         ---
            													   $ 69,454,000    $ 99,050,000   $ 95,769,000
EARNINGS (LOSS) BEFORE
INTEREST AND INCOME TAXES    (16,500,000)     (3,713,000)     4,271,000

INTEREST EXPENSE - Net         2,339,000       2,423,000      2,282,000

EARNINGS (LOSS) BEFORE
      INCOME TAXES           (18,839,000)     (6,136,000)     1,989,000

INCOME TAXES (BENEFIT)             1,000        (297,000)       176,000

NET EARNINGS (LOSS)        $ (18,840,000)    $ (5,839,000)  $ 1,813,000

AVERAGE COMMON SHARES
OUTSTANDING AND COMMON
STOCK EQUIVALENTS             3,655,266        3,655,266      3,655,266

EARNINGS (LOSS) PER SHARE
    OF COMMON STOCK             $ (5.15)        $  (1.60)        $  .50



The accompanying notes are an integral part of these statements.






CHAMPION PARTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1995, JANUARY 1, 1995, AND JANUARY 2, 1994_______
(Data in thousands)

						                          Additional   Cumulative           Guarantee
				                     Common   Paid-in    Retained  Translation  of ESOP
					                    Stock    Capital    Earnings  Adjustment  Borrowings
BALANCE, JANUARY 3, 1993  $ 366   $ 15,578    $ 4,605        $ 63   $ (1,543)

   Net earnings                                 1,813

  Exchange rate changes                                      (199)

   Contribution to ESOP to
     fund ESOP debt                                                     514

BALANCE, JANUARY 2, 1994    366     15,578      6,418      (136)   (1,029)

   Net loss                                    (5,839)

		 Exchange rate changes                                   (509)

			Contribution to ESOP to
    fund ESOP debt                                                      515

BALANCE, JANUARY 1, 1995      366     15,578        579      (645)     (514)

Net loss                                        (18,840)

Exchange rate change                                            53

Contribution to ESOP to
  fund ESOP debt                                                        514


BALANCE, DECEMBER 31, 1995  $ 366    $15,578  $ (18,261)    $(592)     $  0



The accompanying notes are an integral part of these statements.
CHAMPION PARTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED__________________________________________________________________
(Data in thousands)
					                                      Dec. 31,     Jan. 1,   Jan. 2,
						                                         1995      1995      1994
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net earnings (loss)                  $(18,840)   $(5,839)  $ 1,813
   Adjustments to reconcile net earnings
  (loss) to net cash provided (used) by
    operating activities:
 	  Depreciation and amortization           1,477     1,587     1,793
	   Provision for losses on accounts
	   receivable                                704        80        3
	   Provision for Inventory Write Offs      6,100     2,200      ---
	   Special charges                         1,602     3,400      ---
	   Deferred income taxes                     379      (448)     (195)
   Changes in assets and liabilities:
    Accounts receivable                     7,424    (5,975)     4,450
	   Inventories                            10,049     2,107     (2,352)
	   Accounts payable                         (848)    4,176        658
	   Accrued expenses and other               (667)   (1,863)    (1,676)
		Net cash provided (used) by
		operating activities                      7,380      (575)     4,494

CASH FLOW FROM INVESTING ACTIVITIES:
   Capital expenditures                     (122)     (831)      (916)
   Proceeds from sale of property,
       ant and equipment                      42       184        116

	    Net cash used by investing activities   (80)     (647)      (800)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments) under line
     of credit agreement                  (6,271)    2,700     (3,800)
   Principal payments on long-term debt
     obligations                            (529)   (1,195)    (1,222)
		Net cash provided (used) by
		  financing activities                  (6,800)    1,505     (5,022)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH      28       (15)        (6)

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                         528       268     (1,334)

CASH AND CASH EQUIVALENTS - Beginning
 of year                                     346        78      1,412

CASH AND CASH EQUIVALENTS - End of year   $  874    $  346      $  78

The accompanying notes are an integral part of these statements.
CHAMPION PARTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, JANUARY 1, 1995,
AND JANUARY 2, 1994

	1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	Fiscal Year

	The Company operates on a 52 week fiscal calendar.

Consolidation Policy - The consolidated financial statements include the accounts of Champion Parts, Inc. and its subsidiaries (the
"Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

Accounts Receivable - From time to time the Company's customers may be in a net credit balance position due to the timing of sales and core returns. At December 31, 1995 and January 1, 1995 customers in a net credit balance position totaled approximately $2,500,000 and $2,000,000, respectively, and are reported as a component of accounts payables. Merchandise purchases are normally used to offset net credit balances. 1994 amounts have been reclassified for consistency.

Inventories - Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventory consists of material, labor and overhead costs.

Property, Plant and Equipment - Property, plant and equipment are carried at cost, less accumulated depreciation. The assets are being depreciated over their estimated useful lives, principally by the straight-line method. The range of useful lives of the various classes of assets is 10-40 years for buildings and 4-10 years for machinery and equipment. Leasehold improvements are amortized over the terms of the leases or their useful lives, whichever is shorter.

When properties are retired or otherwise disposed of, their cost and accumulated depreciation are removed from the accounts and any gain or loss is included in operations. Expenditures for maintenance and repairs are charged to operations; major expenditures for renewals and betterments are capitalized and depreciated over their estimated useful lives.

Excess of Purchase Price Over Net Assets Acquired - The
Company is amortizing the excess of purchase price over net assets acquired over a 25-year period. The unamortized amount of goodwill was $30,000 and $152,000 in 1995 and 1994, respectively. The accumulated amortization was $24,000 in 1995 and $300,000 in 1994. In 1995 the Company wrote off $104,000 of the remaining unamortized goodwill associated with its acquisition of a Canadian distributor. (See Note 6)

Deferred Charges - Costs of issuing long-term debt are deferred and amortized over the terms of the related issues.


Line of Business - The Company remanufactures and distributes replacement fuel systems, constant velocity joint assemblies, charging and starting components and other functional replacement parts principally for the passenger car, agricultural and heavy duty aftermarket industry in the United States and Canada, which is considered to be a single line of business.

Revenue Recognition - The Company recognizes sales when products are shipped. Net sales reflect deductions for cores (used units) returned for credit and other customary returns and allowances. Such deductions and returns and allowances are recorded currently based upon continuing customer relationships and other criteria. The Company's customers are encouraged to trade-in rebuildable cores for products which are included in the Company's current product line.

Credits for cores are allowed only against purchases of similar remanufactured products. Total available credits are further limited by the dollar volume of purchases. Product and core returns, reflected as reductions in net sales, were $43,500,000
(1995), $61,234,000 (1994) and $67,209,000 (1993).

Earnings (Loss) Per Share of Common Stock - Earnings (loss) per share of common stock are computed by dividing net income (loss) by the weighted average number of common shares outstanding.
No dilution results from outstanding stock options and therefore they are not considered.

Estimates - The accompanying financial statements include estimated amounts and disclosures based on management's assumptions about future events. Actual results may differ from these estimates.


 2.  INVENTORIES

Inventories consist of the following:

                    				December 31,               January 1,
						                     1995                       1995

Raw materials           $ 4,806,000               $ 10,870,000
Work in process           2,529,000                  5,028,000
Finished goods            3,365,000                 10,968,000

             			       $ 10,700,000               $ 26,866,000



Included in inventories were cores of $3,638,080 (1995) and $14,139,000
(1994).

In 1995 the Company recorded a $6,100,000 provision in cost of products sold to reflect the Company's decision to exit the manufacturing and sale of automotive electrical and mechanical products to traditional warehouse distributors and retailers. Writedowns reflect losses realized and expected to be realized on liquidating the inventory made excess by this decision. Included in 1995 inventories above were reserves of $5,475,000 related to discontinued product lines.

The Company recorded $2,200,000 of provisions in cost of products sold in the fourth quarter of 1994 to revalue the Company's inventory. Approximately $1,000,000 of the amount related to write-downs of the Company's constant velocity joint inventory to reflect current values. The remaining amount was recorded to reflect changes in the Company's inventory policies.

3.  DEBT

Debt consists of the following:
							                           		      December 31,     January 1,
      										                               1995           1995
Bank loan, revolving credit
   agreement at prime
   (8.5% at 12/31/95)
   plus 3-1/2%
   due March 31, 1996 secured
   by receivables, inventory
   and certain other assets              $  11,629,000    $  17,900,000

Note payable, past due
   .  Interest
   at prime plus 1%.  (See Note 11)            100,000          400,000

ESOP loan guarantee, 8-1/2%
   due in varying semiannual
   installments to 1995                            0            514,000

Mortgage, 12%, due in monthly
   installments of $21,803 (including
   interest) to 2001 (secured by property
    having a book value of  $2,396,470 at
    December 31, 1995)                          682,000         851,000

Capitalized lease obligations under
   Industrial Revenue Bonds, at
   approximately 60% of prime rate, due
   in 2001, varying annual sinking fund
   payments commencing in 1998               1,500,000        1,500,000

 Capitalized building lease obligations
   under Industrial Revenue Bonds, 7%,
   due in 1995                                                    7,000

Other                                            251,000         305,000
							                                   			 14,163,000      21,477,000
Less portion due within one year              13,462,000      20,026,000

							                                    				$ 701,000     $ 1,451,000



Long-term debt maturities (including obligations under capital leases) are $13,462,000 (1996), $258,000 (1997), $285,000 (1998), $79,000 (1999),
and $23,000 (2000).

The Company entered into a Credit Agreement on August 8, 1990. In January 1996, the Company amended its bank credit agreement to extend its maturity until March 31, 1996; reduced loan commitment levels to $11.5 million at January 31, 1996 and $9.8 million at February 29, 1996; and set certain prospective financial covenants. The Company gave a security interest to the participating banks in its accounts receivable, inventories, certain real estate and other assets. The Company agreed to pay interest on outstanding borrowings at the Prime Rate plus 3-1/2% and an annual commitment fee of 1/2% of the facility.

At December 31, 1995, the Company had available $12.1 million under the Company's credit agreement of which $11.6 million was borrowed.

The Company has been in default of various covenants of its bank credit agreement throughout 1995 and to date in 1996. The Company's banks had agreed to forebear from declaring a default on the Company's credit facility through March 31, 1996. The Company is currently in discussion with its lending banks regarding an extension of the credit agreement. There can be no assurances that the Company will be able to secure a new facility with the banks. As a result, the Company has reflected outstanding amounts under the credit agreement and a $1,500,000 capitalized lease obligation as current maturities in its financial statements.

Without an extension of the current credit agreement or a replacement facility, the Company would not have sufficient funds to pay its debts should the lenders demand payment and would not be able to continue as a going concern.

The Company is indebted to various unsecured creditors, including current and former trade vendors. The Company has not paid these creditors under the terms of sale. Several trade creditors have initiated legal actions against the Company seeking payment. Given the Company's current financial situation and the lack of a long-term financing agreement, it currently does not have the ability to pay these debts should the creditors demand payment. It is the Company's intention to begin discussions with these creditors on an agreement to satisfy these obligations. There can be no assurances that the Company and its creditors will be able to reach an agreement.

The Company's financial statements have been prepared on a going concern basis and do not contain adjustments which may be necessary should the Company be forced to liquidate assets or take other actions to satisfy debt payments.

The Company made a $100,000 payment on a final installment of $200,000 on a scheduled payment to Echlin Inc. due April 8, 1995 pursuant to a promissory note agreement. Echlin Inc. has notified the Company that it is in default on the note.

The carrying amount of long-term debt approximates fair value because the interest rates on substantially all the debt fluctuate based on changes in market rates.

In February 1988, the Employee Stock Ownership Plan ("ESOP"), established by the Company in 1986 (Note 8), borrowed $3,600,000 from a bank and used a contribution of $100,000 from the Company to purchase 400,000 shares of the Company's common stock at the market price of $9.25 per share. The Company guaranteed the repayment of the 8-1/2% bank loan. The loan was paid in April 1995.


4.  INCOME TAXES

The Company uses an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

The income tax provision (benefit)  consists of the following:


CURRENT                          1995          1994            1993

Federal                     $(379,000)     $ (181,000)   $  660,000
Foreign                              0        (27,000)      (75,000)
State and local                  1,000        (33,000)      171,000

                    			     $(378,000)     $ (241,000)   $  756,000


DEFERRED
Federal                      $ 379,000      $ (67,000)   $ (640,000)
Foreign                              0         11,000        75,000
State and local                      0           ---        (15,000)

                     			       379,000        (56,000)     (580,000)

Total                           $1,000    $  (297,000)    $ 176,000



The Company has provided a valuation reserve to write-down deferred tax assets due to limited ability to carryback tax losses.

At December 31, 1995 the Company had federal, state and foreign net operating loss carryforwards of $10,614,000, $557,000 and $548,000, respectively. Federal loss carryforwards begin to expire in 2010. The Company also had $500,000 of tax credits which can be carried forward indefinitely.

The effective tax rate differs from the U.S. statutory federal income tax rate of 34% as described below:

                         				    1995           1994            1993

Income tax (benefit)
   at statutory rate           $ (6,406,000)   $ (2,086,000)   $  676,000
Utilization of net operating
   loss (NOL) carryforward           ---             ---         (566,000)
Valuation  allowance              6,406,000       1,884,000       (45,000)
State income taxes
   net of federal income tax          1,000         (22,000)       25,000
Effect of foreign operations         ---            (55,000)       66,000
Other                                ---            (18,000)       20,000

							                            $  1,000     $  (297,000)   $  176,000

Deferred tax assets and liabilities are comprised of the following at December 31, 1995 and January 1, 1995

(Data in thousands)

        						                 1995                       1994
					                   Assets   Liabilities        Assets   Liabilities
Inventory reserves        $ 3,437                     $1,470
Accrued vacation              167                        427
Fringe benefits             1,596                      1,093
Depreciation                           $1,372                        $1,350
Bad debts                     417                        531
Write-off of foreign
   subsidiary                 231                        215
Restructuring Reserves      1,210                        565
Environmental Contingency     248                        163
  Net operating loss
   carryforward             4,713                        ---
   Tax credit
   carryforward               500                        623
Valuation allowance       (11,049)                    (3,180)
Other                          65          31              0            43

			                        $1,536     $ 1,403        $ 1,907        $1,393

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


6.  SPECIAL CHARGES

In 1995, the Company recorded a special charge of $1,602,000 to reflect its decision to exit the manufacture and sale of automotive electrical (alternators and starters) and mechanical (clutches and water pumps) products to warehouse distributors and retailers in the United States and Canada. These charges included $710,000 in write downs of equipment, goodwill and recognition of wind down costs, $662,000 in termination benefits and $230,000 in estimated costs to exit contractual liabilities. The Company also recorded $6,100,000 in inventory adjustments as a component of cost of products sold to write down the inventory in these product lines to estimated net realizable values. Adjustments to these provisions may be necessary in future periods based on further development of restructuring costs. At December 31, 1995 the Company had $500,000 of reserves remaining to cover future costs. The Company expects these costs to be incurred in 1996. Sales to customers affected by the Company's decision accounted for approximately 56% of 1995 sales.

In the first quarter of 1994 the Company provided a pretax special charge of $3,400,000 to reflect a plan to reduce excess manufacturing capacity in an effort to increase operating efficiencies and reduce costs. Of the total provision, $2,500,000 related to accruals for personnel and plant closure costs. The remaining $900,000 was recorded to reflect write-downs of fixed assets affected by the plan to estimated net realizable values. At December 31, 1995, approximately $100,000 of reserves remain to cover remaining estimated plant closure costs.


7.  EMPLOYEE STOCK OPTION AND AWARD PLANS

1995 Stock Option Plan - On November 16, 1995, the Company's shareholders approved a 1995 Stock Option Plan. This plan provides for options to purchase up to 100,000 shares. Participants in the plan shall be those employees selected by the Compensation Committee of the Board of Directors.

Options shall be granted at the fair market value of the Company's Common Stock at the date of grant. No option may be exercised until six months after the grant date or after 10 years after the grant date. The options vest ratably over a period not to exceed five years.


Information with respect to stock options outstanding under this plan is as follows:


						    Average
			     Number              Option Price
			    of Shares               Per Share

Balance, January 1, 1995          0
Granted                      55,000                $    0.625

                     			     55,000




1982 Incentive Stock Option Plan - During 1982, the stockholders approved the 1982 Incentive Stock Option Plan. The plan provided options to purchase 93,750 shares at prices equivalent to the fair market value at the date of grant for officers and other key employees. Options became exercisable, in whole or part, one year from the date of the grant. No options were exercised under this plan in 1995, 1994 and 1993 and all options outstanding have expired.

On August 22, 1995 (the "Grant Date"), the Company granted its president and chief executive officer an option to purchase 25,000 Common Shares at a price of $1.00 per share. The option may be exercised immediately and will expire in five years from the Grant Date, subject to earlier termination of his employment. As of December 31, 1995 he had not exercised any of these options.


8.  EMPLOYEE RETIREMENT AND SAVINGS PLANS

Salaried employees with one or more years of service are eligible to participate in an Employee Stock Ownership Plan ("ESOP"), which was established in 1986. The plan provides for graduated vesting of participants' interests with full vesting upon completion of the fifth year of service. The aggregate expense of the ESOP charged to operations was $532,000, $573,000 and $622,000 for 1995, 1994
and  1993, respectively.

Salaried employees with one year of service are eligible to participate in a 401(k) plan ("Thrift Program"). Under this program, contributions are 100% vested.

Hourly employees of three facilities are covered under the Company's noncontributory pension plans or under a union-sponsored plan to which the Company contributes. The benefits are based upon years of service. The Company's contribution consists of an amount to annually fund current service costs and to fund past service costs over 30 years. The Company's funding policy for these plans is to meet, at a minimum, the annual contributions required by applicable regulations.

In connection with the Company's 1995 and 1994 restructuring plans (See Note 6), curtailment losses of $40,000 and $220,000, respectively, were included in the special charges.






The following table sets forth the plans' funded status and amounts recognized in the Company's balance sheets for its pension plans:

             							 December 31, 1995      January 1, 1995
            							  Accumulated     Assets Exceed   Accumulated
						                 Benefits        Accumulated     Benefits
						               Exceed Assets      Benefits     Exceed Assets

Actuarial present value of
benefit obligations:

     Vested benefit obligation       $6,491,000    $ 1,819,000     $3,013,000
      Nonvested benefit obligation       43,000         41,000         25,000

    Accumulated benefit obligation    6,534,000      1,860,000      3,038,000

Plan assets at fair value,
  primarily equity funds              5,584,000      1,995,000      2,483,000

Projected benefit obligations in
   excess of plan assets              (950,000)       135,000       (555,000)

Unrecognized net (gain) from
   past experience different from that
   assumed and effects of changes in

assumptions                          (263,000)      (433,000)      (255,000)
Unrecognized prior service cost        91,000         82,000         61,000
Unrecognized net (obligation) asset at

January 1, 1988 being recognized
  over 18 to 26 years                       0        (61,000)        60,000
Adjustment to recognize minimum

liability                              (99,000)             0        (59,000)
Accrued pension cost included in
  accrued expenses                 $(1,221,000)    $ (277,000)    $ (748,000)



The weighted average discount rates used in determining the actuarial present value of the projected benefit obligation at December 31, 1995, and January 1, 1995, were 7.5% and 8.75% respectively. The expected rate of return on assets was 8%. No projected wage increases are included in the calculation of the projected benefit obligation as the pension plan benefits are not based upon wage levels.

Pension cost for 1995, 1994 and 1993 consists of the following:

                        							    1995           1994          1993

Service cost - benefits earned
   during the period            $ 149,000      $ 236,000    $  253,000
Interest cost on projected

benefit obligation                432,000        401,000       359,000
Actual return on plan assets   (1,192,000)       (19,000)     (524,000)
Net amortization and deferral     790,000       (331,000)      262,000
						                   							$ 179,000      $ 287,000    $  350,000


9.  LEASES

The Company leases certain plants and offices, trucks and trailers, automobiles and computer equipment. Certain of the real estate leases, constituting non-financing leases, have provisions for renewal. These lease renewals are primarily for five years. Obligations under capital leases are included as a part of long-term debt.

Total rental expense charged to operations was $621,000 (1995), $1,927,000 (1994) and $2,307,000 (1993).

The lease cost for trucks and trailers is comprised of a fixed amount plus a usage charge based on mileage. Operating costs including licenses, use taxes, maintenance and fuel are primarily borne by the lessor. Minimum commitments under all noncancelable operating leases at December 31, 1995, are as follows:

	      1996           $  278,000
	      1997              259,000
	      1998              231,000
	      1999              221,000
	      2000               15,000

	     TOTAL           $1,004,000


10.  SALES TO MAJOR CUSTOMERS

In 1995, sales to the Company's four largest customers were approximately 14%, 13%, 12% and 11% of net sales. In 1994 sales to the Company's three largest customers were approximately 20%, 15% and 13% of net sales.
In 1993 sales to the three largest customers were approximately 23%, 13% and 12%, respectively. At December 31, 1995 accounts receivable balances of the Company's four largest customers were approximately 22%, 17%, 7% and 3% of total gross receivables. At January 1, 1994 accounts receivable balances of the Company's four largest customers were 28%, 18%, 10% and 6% of total trade receivables.

As of December 31, 1995, the Company does not sell to the two largest customers and had significantly lower sales to its third largest customer.


11.  RELATED PARTY TRANSACTIONS

On March 9, 1992, Echlin, Inc. exercised its market value rights under a 1992 stock purchase agreement with the Company. The Company reduced its Additional Paid-In Capital by $2,400,000 and recorded a note payable of the same amount which is being paid to Echlin in quarterly installments of $200,000. The note carries an interest rate of 1% above prime.
See Note 3 regarding a discussion of the status of the Echlin note payments.

Total purchases from Echlin approximated $2,030,000, $2,606,000, and $3,686,000 in 1995, 1994 and 1993, respectively, of which $631,000,
$450,000, and  $308,000 were unpaid at year end 1995, 1994 and 1993, respectively.


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

The Company has $995,000 in reserves for anticipated future costs of pending environmental matters at December 31, 1995. Such costs include the Company's estimated allocated share of remedial investigation/feasibility studies and clean-up and disposal costs. No recoveries from insurance policy coverage or other third parties has been recorded. The Company's ultimate costs are subject to further development of existing studies and possible readjustment of the Company's pro rata share of total costs.


13.  INVESTMENTS

The Company has a 50% equity investment in a foreign joint venture.
The Company has a direct guarantee of Canadian $500,000 of the venture's bank debt and is joint and several guarantor on Canadian $1,500,000 of bank debt with its venture partner. In 1992, the Company wrote off its investment in the venture and provided a reserve for a contingent liability to exit this venture. The Company accounts for this venture using the equity method. Given the venture's current financial situation and the pending guarantees from the Company, the Company has continued to record its investment at a zero estimated net realizable value and maintain a reserve for additional contingent financial exposure.

In September 1995 the Company received notice from the venture's lending bank that it had demanded payment on its outstanding demand loans. It also notified the Company that it was demanding payment from the Company on its guarantee. The amount of the loan plus accrued and unpaid interest was Canadian $1,700,000 at December 31, 1995.

The venture is in discussions with another lender on a replacement facility and with its lending bank on continued funding until a replacement facility can be obtained.

Approximately $400,000 in charges were recorded against the reserve in 1994 to reflect the costs to exit the Company's distribution operation which was exclusively supplied by the joint venture.


14.  OTHER ACCRUED EXPENSES.

Other accrued expenses consist of the following:

                    			       December 31,             January 1,
        				                     1995                    1995

Interest                     $  212,000               $  224,000
Workers' compensation         1,834,000                1,278,000
Pension (See Note 8)          1,221,000                1,025,000
Medical insurance               533,000                  536,000
Deferred compensation           575,000                  444,000
Rebates                         423,000                  785,000
Environmental costs             995,000                  434,000
Restructuring                   626,000                  667,000
Joint venture                   802,000                  802,000
Other items                     483,000                  613,000

                     			    $ 7,704,000             $  6,808,000



15.  SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the year for interest and income taxes was as follows:

                     			 1995        1994            1993

Interest            $ 2,237,000   $ 2,363,000   $ 2,377,000
Income taxes             86,000       330,000       294,000









16.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(In thousands, except per share data)
              																		                              Net
												                                 Net            earnings
			      Net            Gross              earnings          (loss)
			     sales           margin              (loss)          per share

1995       $   52,954         $ (2,966)          $ (18,840)        $ (5.15)

Quarters:
   Fourth (1)   6,613          (2,735)              (4,946)          (1.35)
   Third (1     8,729            (796)              (3,281)          (0.90)
   Second (1)  16,308          (2,339)              (8,494)          (2.32)
   First       21,304           2,904               (2,119)          (0.58)


 1994       $  95,337       $  14,913           $   (5,839)          (1.60)

Quarters:
   Fourth (2)  22,165           1,220               (3,434)           (.94)
   Third       24,917           3,981                   62             .02
   Secon       24,131           5,274                  377             .10
   First (3)   24,124           4,438               (2,844)           (.78)


(1) The second, third and fourth quarters reflect special charges and inventory provisions related to the Company's decisions to exit the manufacture and sale of passenger car electrical (alternators and starters) and mechanical (clutches and water pumps) products to warehouse distributors and retailers in the United States and Canada. The following table sets forth the amounts by period.

		                    Special                         Inventory
		                     Charge                         Provision

Fourth Quarter     $ 339,000                 $       2,600,000
Third Quarter        130,000                           500,000
Second Quarter     1,133,000                         3,000,000


	(2) The fourth quarter includes a $2,200,000 write-down of inventory (See Note 2).

(3) The first quarter reflects a special pretax charge of $3,400,000 related to the consolidation of production facilities.






CHAMPION PARTS, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  						    Additions to/
						                      (Deductions)
			Balance at   Charged                       Balance
			Beginning       to           From         at End of
			of Period    Operations    Reserves        Period

ALLOWANCE FOR
UNCOLLECTIBLE
ACCOUNTS:
Year Ended
January 2, 1994       $ 454,000      $  3,000    $ (51,000)    $ 406,000

Year Ended
January 1, 1995       $ 406,000     $ 80,000    $ (21,000)    $ 465,000

Year Ended
December 31, 1995     $ 465,000     $704,000    $ 546,000 (1) $1,715,000



	(1)  Represents a reclassification of previously established reserves.












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

 (10)(o) Indemnification Agreement dated as of March 8, 1994 between
		the Registrant and Donald G. Santucci and Schedule of Indemnification Agreements executed by directors and executive officers of the Registrant. (Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended January 2, 1994). (1)

(10)(p)         Agreement, as amended, between Registrant and Raymond
		G. Perelman dated September 20, 1993 (incorporated by reference to Registrant's current Report on Form 8-K dated March 7, 1994.)

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

(10)(u) Second Amendment to Amended and Restated Credit Agree-ment dated March 31, 1995 among Registrant, LaSalle National Bank (the successor of Exchange National Bank of Chicago),
		NBD Bank, N.A., and Harris Trust and Savings Bank (assignee of The Northern Trust Company). (Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 1, 1995).

(10)(v)         Letter Agreement between the Registrant and Mr. Raymond G.
		Perelman dated February 21, 1995 (incorporated by reference to the Registrant's Current Report on Form 8-K filed February 21,
		1995).

(10)(w) Preferred Stock Purchase Agreement between the Registrant and Mr. Raymond G. Perelman dated March 23, 1995 (incorporated by reference to the Registrant's Current Report on Form 8-K dated March 23, 1995).

(10)(x) Third Amendment to the Amended and Restated Credit Agreement dated August 4, 1995 among Registrant, LaSalle National Bank (the successor of Exchange National Bank of Chicago), NBD Bank, N.A., and Harris Trust and Savings Bank (assignee of The Northern Trust Company). (Incorporated by reference to Form 10-Q filed August 23, 1995)

(10)(y) Stock Option Agreement dated August 22, 1995 between Registrant and Thomas W. Blashill. (Included herein on
		page  58.)   (1)

(10)(z)         Letter Agreement dated October 9, 1995 between Registrant
		and RGP Holding, Inc.   (Incorporated by reference to
		Form 10-Q filed November 24, 1995.)

(10)(aa)        1995 Stock Option Plan as of November 1, 1995.  (Incorporated
		by reference to Registrant's 1995 Proxy).   (1)

(10)(bb) Severance Agreement dated November 13, 1995 between the Registrant and Richard B. Hebert. (Included herein on page 64.) (1)

(10)(cc) Severance Agreement dated August 9, 1994 between Registrant and Mark Smetana. (Included herein on page 69,) (1)

(10)(dd) Fourth Amendment to Amended and Restated Credit Agreement dated January 8, 1996 among Registrant, LaSalle National Bank, (the successor of Exchange National Bank of Chicago), NBD Bank, N.A., and Harris Trust and Savings Bank (assignee of The Northern Trust Company). (Incorporated by reference to
		Current Report on Form 8-K filed January 25, 1996.)


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




SIGNATURES





							CHAMPION PARTS, INC.