Form 10-Q
period 1996-03-31
CHAMPION PARTS INC
filed 1996-06-03
CIK 19161

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549


     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                        EXCHANGE ACT OF 1934


               For the quarterly period ended   March 31, 1996


               Commission file number           1-7807

                               Champion Parts, Inc.
               (Exact name of registrant as specified in its charter)


         Illinois                                    36-2088911
 (State or other jurisdiction of         I.R.S. Employer Identification No.
  incorporation or organization)


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

     Yes   X        No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             Class                            Outstanding at May 12, 1996
Common Shares - $.10 par value                         3,655,266

                      CHAMPION PARTS, INC.
                        AND SUBSIDIARIES
              CONSOLIDATED BALANCE SHEETS (CONDENSED)

                                         March 31       December 31
                                            1996            1995
                                      _____________________________

                                        (Unadited)

ASSETS
 Current Assets
  Cash and cash equivalents              $859,000         $874,000
  Accounts receivable, less
   allowance for uncollectible accounts 5,772,000        4,737,000
  Inventories                           9,186,000       10,700,000
  Prepaid expenses and other            1,796,000        1,830,000
                                       ___________________________

            Total current assets       17,613,000       18,141,000

  Property, plant, equipment (net)      8,757,000        9,834,000
  Other assets                            601,000          590,000
                                      ____________________________

            Total Assets              $26,971,000      $28,565,000
                                      ============================



LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities
  Accounts payable                     7,676,000        7,320,000
  Accrued expenses and
   other liabilities                   8,896,000        8,588,000
  Current maturities on
   long-term debt                     11,060,000       13,462,000
                                     ____________________________

                                      27,632,000       29,370,000

 Deferred income taxes                 1,376,000        1,403,000
 Long-term debt, less current
  maturities notes payable to
  banks and other                        660,000          701,000
                                      ___________________________

             Total Liabilities        29,668,000       31,474,000

Stockholders's Equity
 Preferred stock-no par value               0                0
 authorized 10,000,000 shares
 issued and outstanding, none
Common stock-$.10 par value              366,000          366,000
 authorized 50,000,000 shares
 issued and outstanding
 3,655,266 shares
Additional paid-in-capital            15,578,000       15,578,000
Cumulative translation adjustment       (586,000)        (592,000)
Retained earnings                    (18,055,000)     (18,261,000)
                                     ____________________________

         Total stockholders' equity   (2,697,000)      (2,909,000)

Total Liabilities and
      Stockholders' Equity           $26,971,000      $28,565,000
                                     ============================

See notes to condensed consolidated financial statements.

<\PAGE>

                       CHAMPION PARTS, INC.
                        AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF OPERATIONS (CONDENSED)


                                       Three Months Ended
                                    March 31        April 2
                                       1996          1995
                                  __________________________
                                          (Unaudited)
Net Sales                          $8,212,000    $21,304,000
                                  ___________________________

 Cost and Expenses:

  Cost of products sold             6,344,000     18,400,000
  Selling, distribution and
   administration                   1,191,000      4,424,000
                                  __________________________

                                    7,535,000     22,824,000
                                  __________________________

Earnings (loss) before interest
 and income taxes                     677,000     (1,520,000)
Interest                              464,000        598,000
                                  __________________________
Earnings (loss) before income
 taxes                               213,000      (2,118,000)
Income tax                             7,000           1,000
                                   _________________________

Net Earnings (loss)                 $206,000     ($2,119,000)
                                   =========================

Average shares outstanding         3,655,266       3,655,266
                                  ==========================

Net earnings (loss) per common
   share                              $0.06          ($0.58)
                                  ==========================

See notes to condensed consolidated financial statements

<\PAGE>

                      CHAMPION PARTS, INC.
                        AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                Three Months Ended
                                              March 31       April 2
                                                1996          1995
                                          ____________________________
                                                  (unaudited)
CASH FLOW FROM OPERATING ACTIVITIES:
 Net earnings (loss)                        $206,000    ($2,119,000)
 Adjustments to reconcile net earnings
 (loss) to net cash opearting
 activities:
  Depreciation & amortization                256,000        378,000
  Provision for losses on
   accounts receivable                        37,000         (2,000)
  Change in assets and liabilities:
   Accounts receivable                    (1,072,000)       174,000
   Inventories                             1,514,000      1,350,000
   Accounts payable and
    accrued expenses                         664,000      1,261,000
   Other                                      (6,000)        588,000
                                        ___________________________

  NET CASH PROVIDED BY (USED IN )
   OPERATING ACTIVITIES                    1,599,000      1,630,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures (net)                 (41,000)      (126,000)
  Proceeds from sales of property,
   plant, & equipment                        864,000          9,000
                                        ___________________________

   NET CASH USED IN INVESTING
    ACTIVITIES                               823,000       (117,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments) under
   credit agreements                      (2,402,000)    (1,200,000)
  Principal payments on long-term debt       (41,000)      (265,000)
                                         __________________________

  NET CASH PROVIDED BY (USED IN)
   FINANCING ACTIVITIES                   (2,443,000)    (1,465,000)

EFFECT OF EXCHANGE RATE CHANGES ON CASH        6,000          1,000

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                           (15,000)        49,000

CASH AND CASH EQUIVALENTS, beginning
   of period                                 874,000        346,000
                                        ___________________________

CASH AND CASH EQUIVALENTS, end of period     859,000        395,000
                                        ===========================

See notes to condensed consolidated financial statements.
<\PAGE>



      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (UNAUDITED)


1.   The accompanying financial statements for the three months ended
     March 31, 1996 have been prepared, without audit, pursuant to the rules and regulations of the Securities an Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements and these notes should be read in conjunction with the consolidated financial statements of the Company included in the Company's Annual Report on Form 10K for the year ended December 31, 1995.

     The consolidated balance sheet at December 31, 1995 has been derived from the audited financial statements at that date and condensed.

2.   The information furnished herein reflects, except as discussed in
     Note 5, all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operation for the interim period. Results of operations for the three months ended March 31, 1996 are not indicative of results to be expected for the entire year.

3. Inventories are valued at the lower of cost (first-in, first-out method) or market. A summary of the inventories follows:



                         March 31, 1996        December 31, 1995
                        ________________________________________

Raw Materials              $2,802,000               $4,806,000

Work in Process             3,130,000                2,529,000

Finished Goods              3,254,000                3,365,000
                         ______________________________________

                           $9,186,000              $10,700,000


     Included in inventory above were cores of $3.4 million (March 31, 1996) and $3.6 million (December 31, 1995).

4. For reporting purposes, product and core returns are offset against gross sales in arriving at net sales. For the three months ended March 31, 1996 and April 2, 1995 returns were $5,239,000, and $17,499,000 respectively.

5. The Company amended its bank Credit Agreement in May, 1996. This amendment extended the credit agreement to June 30, 1996 on essentially the same basis as the previous extension.

     The Company and its banks are in discussions on a long-term agreement. There can be no assurances that the Company and its lenders can reach such an agreement. Without an extension of the credit agreement or a replacement credit facility, the Company would not have sufficient funds to pay its debt should the lenders demand payment.

     The company is indebted to various unsecured creditors, including current and former trade vendors. The company has not paid these creditors. Given the Company's current financial situation and the lack of a long-term financing agreement, it currently does not have the ability to pay these debts should the creditors demand payment. Several trade creditors have initiated legal actions against the Company seeking payment. The Company has scheduled initial discussions in the second quarter with a representative group of creditors regarding settlement of these obligations. There can be no assurances that the Company and its creditors will be able to reach an agreement.


     The Company's financial statements are prepared on a going concern basis and do not contain adjustments which may be necessary should the Company be forced to liquidate assets or take other actions to satisfy debt payments.

     Management's Discussion and Analysis of Financial Condition and Results of Operations

Results

     Net sales for the quarter ended March 31, 1996 were $8.2 million, 62% less than net sales of $21.3 million for the same period of 1995. In the second half of 1995, the Company exited the manufacture and sale of passenger car electrical and mechanical products to traditional warehouse distributors and retailers. Also, the Company's two largest carburetor customers and two large constant velocity joint assembly customers changed to other suppliers in the second and third quarters of 1995. First quarter 1995 sales without the discontinued product lines and lost customer business were $7.6 million.

     In the first quarter of 1996, the Company benefited from certain new carburetor business, including increased carburetor sales volume to a large retailer.

     The first quarter 1995 results reflected higher product returns which are reflected as reductions to arrive at net sales, particularly in the carburetor product line. The higher carburetor returns are attributed to customers returning units without replacement sales in an effort to reduce their stock. Total product and core returns, reflected as reductions in net sales, were 39% of gross sales in 1996 compared to 44% in 1995.

     Carburetor sales were 61% and 25% of net sales in the first quarter of 1996 and 1995, respectively. The Company believes it continues to be a significant supplier of carburetors to the aftermarket. Since the mid-1980's carburetors have been installed in fewer new vehicles sold in the United States and Canada due to the increased use of fuel injection systems. However, the Company continues to sell replacement units for older vehicles, many of which use carburetors. The Company expects that carburetor sales will decline in future years. In addition, carburetor margins may be negatively impacted in the future as customers seek to return product during periods of declining demand. The Company has a customer product return policy and has established reserves to mitigate this effect.

     Cost of products sold was 77% of net sales in the first quarter of 1996 compared to 86% in the first quarter of 1995. The reduction in costs of products sold is attributed to the Company's 1995 decision to exit lower margin automotive electrical and mechanical product lines. 1995 first quarter results were also impacted by an unfavorable customer core pricing adjustment.

     Selling, distribution and administrative expenses were $1.2 million in the first quarter of 1996 compared to $4.4 million in the first quarter of 1995. Reductions due to the Company's decision to exit certain markets, close one manufacturing facility and downsize another manufacturing facility accounted for the decrease. Also, in the first quarter of 1995 the Company incurred $450,000 in incremental legal and professional fees related to a proposed equity transaction.

     Interest expense was $464,000 in the first quarter of 1996 compared to $598,000 in the prior year. Lower average outstanding borrowings in 1996 compared to 1995 accounted for the decrease. The Company's effective tax rate was 3.3% in 1996 based on anticipated annual tax liability.

     Net income for the 1996 first quarter was $206,000 versus a $2.1 million net loss in 1995.

     Without additional new business, the Company expects sales in 1996 subsequent quarters to be lower than in the first quarter due to lower seasonal demand for carburetors and heavy duty and agricultural products. Given the Company's current cost structure, net earnings are expected to also be lower or negative in these periods. The Company is attempting to develop new business opportunities and continues to examine further cost reduction opportunities to mitigate these factors. There can be no assurances that the Company will be successful in the efforts.


Liquidity and Capital Resources


Working Capital

     Net working capital on March 31, 1996 was negative $(10) million compared to negative $(11.2) million on December 31, 1995.

     The Company classifies outstanding loans under its bank credit agreement as short-term obligations due to their maturity. The amount of outstanding loans under the bank lines were $9.2 million on March 31, 1996 and $11.5 million on December 31, 1995. The Company has also classified as short-term obligations the outstanding principal on a $1.5 million capitalized lease obligation which is supported with a letter of credit issued by one of the Company's banks.

     The Company continues to sell excess assets related to its discontinued product lines to pay down secured bank debt. The Company expects this process to continue into the third quarter of 1996.

     The Company has scheduled initial discussions with a representative group of its trade creditors to discuss an agreement to settle their unsecured claims. The Company cannot predict the results of these discussions. The result of these discussions could have a significant impact on the future operations and the balance of net working capital.

Debt

     The Company amended its bank credit agreement in May 1996. This amendment extended the credit agreement to June 30, 1996. The Company continues to borrow against eligible collateral based on the terms of the agreement.

     The Company and its banks are in discussions on a long-term agreement. There can be no assurances that the Company and its lenders can reach such an agreement. Without an extension of the credit agreement or a replacement credit facility, the Company would not have sufficient funds to pay its debt should the lenders demand payment.

     The Company is indebted to various unsecured creditors, including current and former trade vendors. The Company has not paid these creditors. Given the Company's current financial situation and the lack of a long-term financing agreement, it currently does not have the ability to pay these debts should the creditors demand payment. Several trade creditors have
initiated legal actions against the Company seeking payment.   The Company
has scheduled initial discussions in the second quarter with a representative group of creditors regarding settlement of these obligations. There can be no assurances that the Company and its creditors will be able to reach an agreement.

     The Company's financial statements are prepared on a going concern basis and do not contain adjustments which may be necessary should the Company be forced to liquidate assets or take other action to satisfy debt payments.

Cash Flow

     The Company decreased its long-term debt, net of cash, by $2.4 million in the quarter ended March 31, 1996. Funds generated by operations and sales of inventories and equipment related to discontinued product lines accounted for the decrease in debt. The following summarizes significant items affecting the change in total debt, (amounts in thousands).


                                        March 31,        April 2,
                                          1996            1995

Net income (loss),
    Changes in working capital, other    $2,213          $1,259

    Depreciation and Amortization           256             378

    Capital Expenditures                    (41)           (126)
                                        __________      ________

(Increase) Decrease in total debt,
   net of cash                            $2,428          $1,511

                                        ===========     =========


PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings

          City of Industry, California

     On April 25, 1996, Soto Associates, a partnership, filed a complaint in the United States District Court for the Central District of California
against the Company, a former owner and former operator at 825 Lawson Street in the City of Industry, California. Soto Associates is the owner of the 825 Lawson Street site. The complaint seeks: an order compelling the Company and the other defendants to investigate and remediate the Lawson Street and Puente Valley sites; damages for and recovery of response costs incurred by Soto; attorney's fees; and other related relief. The causes of action in the Complaint arise under RCRA, CERCLA, the California Health and Safety Code, the California Water Code, and various common law theories.

     The Company plans to vigorously defend the claims. As previously disclosed, the Company, its insurers, and its co-defendants have been incurring response costs at Lawson Street and Puente Valley, while Soto Associates has not paid any amounts toward these proceedings. It is too early to predict the Company's ultimate share of the potential cleanup costs at the Lawson Street site or the Puente Valley site.

     The Company also believes that its insurance carriers are obligated to provide it a defense in this matter. The Company is presently in negotiations with its insurance carriers to provide a defense, and if these negotiations are not successful, the Company will amend its Complaint in pending insurance coverage litigation to demand a defense in this matter.


Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          (1) Fifth Amendment to Amended and Restated Credit Agreement

     (27)  Financial Data Schedules

     (b)  Reports on Form 8-K

                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



CHAMPION PARTS, INC.
           (Registrant)




DATE:             June 3, 1996
By:               /s/Mark Smetana
       Mark Smetana
       Vice President - Finance
       Corporate Secretary








     FIFTH AMENDMENT TO AMENDED AND RESTATED CREDIT AGREEMENT

     This Fifth Amendment to Amended and Restated Credit Agreement (this "Fifth Amendment") is made and entered into as of May 20, 1996, effective as of March 31, 1996, by and among Champion Parts, Inc., an Illinois corporation (the "Company"), LaSalle National Bank, a national banking association ("LaSalle"), as successor to both Exchange National Bank of Chicago and American National Bank and Trust Company of Chicago, NBD
Bank ("NBD"), and Harris Trust and Savings Bank, an Illinois banking corporation ("Harris") [LaSalle, NBD and Harris are each a "Bank" and collectively, together with their respective successors and permitted assigns, the "Banks"], and LaSalle in its capacity as both Agent and Collateral Agent for the Banks.

                             W I T N E S S E T H:

     WHEREAS, the Banks have provided certain extensions of credit, loans and other financial accommodations to the Company pursuant to (a) that certain Amended and Restated Credit Agreement dated as of March 31, 1993, by and among the Company, the Banks, the Agent and the Collateral Agent, as amended, modified or supplemented from time to time (collectively the "Credit Agreement"), (b) (i) that certain Reimbursement Agreement dated as of December 1, 1991, by and between the Company and NBD (the "IRB Agreement"), and (ii) that certain Standby Letter of Credit Application and Reimbursement and Security Agreement dated December 30, 1991, by and between the Company and NBD (the "Workmen's Compensation Agreement"), and
(c) any and all other agreements, documents and instruments executed and delivered by the Company to any or all of the Banks, the Agent or the Collateral Agent, whether in connection with the Credit Agreement, the IRB Agreement, the Workmen's Compensation Agreement or otherwise (collectively the "Other Agreements"), including, but not limited to, that certain Forbearance Agreement dated May 19, 1995 (the "Forbearance Agreement"), as extended from time to time, and the other agreements, documents and instruments executed and delivered in connection therewith (collectively the "Forbearance Documents") [the Other Agreements, together with the Credit Agreement, the IRB Agreement and the Workmen's Compensation Agreement are collectively the "Champion Loan Documents");

     WHEREAS, the Company has requested, among other things, that the Banks extend the Termination Date through June 30, 1996, conditionally waive an additional alleged Event of Default which has occurred and is continuing under the Champion Loan Documents and amend certain other provisions contained in the Credit Agreement; and

     WHEREAS, the Banks are willing to extend the Termination Date through June 30, 1996, conditionally waive an additional alleged Event of Default which has occurred and is continuing under the Champion Loan Documents and amend certain other provisions contained in the Credit Agreement, but solely on the terms and subject to the conditions set forth in this Fifth Amendment.

     NOW, THEREFORE, in consideration of the foregoing, the mutual promises and understandings of the parties hereto set forth herein, and other good and valuable consideration, the receipt and sufficiency of which consideration is hereby acknowledged, the parties hereto hereby agree as set forth in this Fifth Amendment.

     1. Terms. All terms which have an initial capital letter in this Fifth Amendment where not required by the rules of grammar, and are not defined herein, are defined in the Credit Agreement.

     2. Extension of Term of Credit Agreement. Subject to the conditions precedent contained in Section 5 of this Fifth Amendment, the Termination Date of the Credit Agreement is hereby extended to and including
June 30, 1996.

     3. Event of Default and Reservation of the Banks' and the Agent's Rights and Remedies. On Dec 11, 1995, the Company surrendered the life insurance policies listed on Exhibit "A" (the "Surrendered Life
Insurance Policies") for their cash value and received an aggregate amount of $612,750.55 in exchange therefor (the "Life Insurance Proceeds"). All of the Life Insurance Proceeds were deposited into a bank account in the Company's name (the "Life Insurance Bank Account"). The Company notified the Agent, the Collateral Agent and the Banks of such actions on April 4, 1996. Based upon the foregoing, the Agent, the Collateral Agent and the Banks contend that an Event of Default has occurred and is continuing under the terms and provisions of the Credit Agreement. The Banks and the Agent will conditionally waive such alleged Event of Default but solely as provided in Section 11 below.

     4. Representations, Warranties and Covenants of the Company and certain Acknowledgments and Agreements by the Banks.

     A. The Company represents, warrants and covenants unto the Banks and the Agent that (1) as of the date hereof, the aggregate amount on deposit in the Life Insurance Bank Account is $620,043.90; and (2) contemporaneously with the execution and delivery of this Fifth Amendment and the Other Fifth Amendment Documents, the Company will (a) transfer all funds in the Life Insurance Bank Account to an account in the name of the Company located at LaSalle, Account No.58-0000113376 (the "LaSalle Account"); and (b) deliver evidence to the Agent, in form and substance reasonably satisfactory to the Agent, that all of the Life Insurance Proceeds have been transferred to the LaSalle Account and that the Life Insurance Bank Account has been closed.

     B. The Company further represents, warrants and covenants unto the Banks, the Agent and the Collateral Agent that (1) prior to the date upon which the Banks cease making Advances to the Company, whether pursuant to the Credit Agreement or voluntarily, at the sole and absolute discretion of the Banks, after expiration of the Credit Agreement, the Company will not spend or withdraw any funds on deposit in the LaSalle Account, except for funding (a) creditor settlements and reasonable expenses in connection therewith, (b) costs, fees and expenses directly incurred in connection with a bankruptcy proceeding, and (c) a creditor composition and reasonable expenses in connection therewith, (2) the Company has no present intention of filing a voluntary bankruptcy petition under the United States Bankruptcy Code or any similar federal, state or local law, statute or regulation, and (3) the Company will, as soon as possible but in any event not less than five (5) days prior thereto, notify the Agent prior to filing a voluntary bankruptcy petition under the United States Bankruptcy Code or any similar federal, state or local law, statute or regulation. The Company acknowledges and agrees that the spending or withdrawal of any funds on deposit in the LaSalle Account, except as permitted under Section 4.B. of this Fifth Amendment, shall constitute an immediate and additional Event of Default. The Company further acknowledges and agrees that it will, as soon as possible but in any event not less than five (5) days prior thereto, notify the Agent prior to spending or withdrawing any funds on deposit in the LaSalle Account. For purposes of this Section 4.B. only, notice to the Agent shall be in writing and shall be deemed effective upon receipted delivery by Federal Express or another overnight carrier or upon receipted delivery by a messenger service.

     C. The Company further represents, warrants and covenants unto the Banks and the Agent that (1) Exhibit "A" contains a true, complete and accurate list of all of the Surrendered Life Insurance Policies and a description of the holdback values associated therewith, (2) Exhibit "B" attached hereto contains a true, complete and accurate list of all of the other life insurance policies which name the Company as beneficiary thereunder and a description of the residual value of the Life Insurance Policies (the "Remaining Life Insurance Policies"), (3) prior to the date upon which the Banks cease making Advances to the Company, whether pursuant to the Credit Agreement or voluntarily, at the sole and absolute discretion of the Banks, after expiration of the Credit Agreement, the Company has not and will not surrender the Remaining Life Insurance Policies for their cash value; (4) prior to the date upon which the Banks cease making Advances to the Company, whether pursuant to the Credit Agreement or voluntarily, at the sole and absolute discretion of the Banks, after expiration of the Credit Agreement, the Company has not and will not surrender the Surrendered Life Insurance Policies for their holdback value, unless the proceeds thereof are immediately delivered to the Collateral Agent, (5) prior to the date upon which the Banks cease making Advances to the Company, whether pursuant to the Credit Agreement or voluntarily, at the sole and absolute discretion of the Banks, after expiration of the Credit Agreement, the Company has not and will not grant a security interest or lien in or otherwise encumber the Remaining Life Insurance Policies, excepting only (a) that the Company may borrow against the Remaining Life Insurance Policies solely for
(i) the purpose of funding premium payments, and (ii) making payments, if any, necessary to comply with that certain Settlement Agreement dated November 23, 1993, between Charles P. Schwartz, Jr. and the Company ("Schwartz Settlement Agreement"), and (b) a valid and enforceable claim, if any, by Charles P. Schwartz, Jr. solely as provided under the terms and provisions of the Schwartz Settlement Agreement, and (6) prior to the date upon which the Banks cease making Advances to the Company, whether pursuant to the Credit Agreement or voluntarily, at the sole and absolute discretion of the Banks, after expiration of the Credit Agreement, the Company has not and will not grant a security interest or lien in or otherwise encumber the holdback value of the Surrendered Life Insurance Policies, excepting only a security interest and lien in favor of the Collateral Agent. The Banks, the Collateral Agent and the Agent currently dispute the right of Charles P. Schwartz, Jr. to receive any payments under the Remaining Life Insurance Policies, and dispute any interest or claim he may have to the Remaining Life Insurance Policies, and continue to reserve the right to dispute same. The Company acknowledges the assertion of the Banks, the Collateral Agent and the Agent, but such acknowledgment shall not constitute an admission by the Company of the validity of the Banks', the Collateral Agent's and the Agent's position. Each party to this Fifth Amendment continues to reserve its rights with respect thereto. Such dispute, however, will not prohibit payment to Charles P. Schwartz, Jr. by borrowing against the Remaining Life Insurance Policies.

     D. Contemporaneously with the deposit of the Life Insurance Proceeds into the LaSalle Account, the Banks, the Agent and the Collateral Agent unconditionally, absolutely and irrevocably: (1) acknowledge that the Life Insurance Proceeds are presently, and upon deposit into the LaSalle Account, shall remain free and clear of any and all liens, claims or interest of any kind or nature of the Banks, the Agent or the Collateral Agent;
(2) waive and release any and all rights or interest of any kind or nature to claim, assert or effect any right of set-off or recoupment with respect to the LaSalle Account, whether statutory, possessory, based in common law or otherwise, or whether such rights or interests presently exist or may hereafter arise after default, breach, maturity or acceleration of the Champion Indebtedness, upon termination or expiration of the Credit
Agreement or upon the deposit of the Life Insurance Proceeds into the LaSalle Account; and (3) agrees that the Agent will honor, and the Banks will direct the Agent to honor, the withdrawal requests of the signatories to the LaSalle Account as if the Company were not obligated to the Banks or any of them; provided, however, nothing contained in this Fifth Amendment or the Other Fifth Amendment Documents shall, under any circumstances whatsoever, be or be deemed to release, affect or waive any security interests, liens, mortgages, other encumbrances or interests of the Banks, the Agent and/or the Collateral Agent in and to any or all of the property or assets of the Company, including, but not limited to, any and all property or assets on deposit with the Agent, the Collateral Agent or any of the Banks, excepting only the Life Insurance Proceeds in the LaSalle Account, and, in connection therewith, the Company hereby reaffirms to the Banks, the Agent and the Collateral Agent its pledge and grant of the security interests, liens, mortgages, other encumbrances and interests described in the Champion Loan Documents. The provisions if this
Section 4.D. shall survive the termination or expiration of the Credit
Agreement.

     5.   Conditions Precedent.

     A. The Banks shall be obligated to extend the Termination Date through June 30, 1996, and to enter into this Fifth Amendment, subject to the full and timely performance of any conditions precedent contained in the Champion Loan Documents and this Fifth Amendment and the full and timely performance of the following covenants either prior to or contemporaneously with the execution and delivery of this Fifth Amendment.

          1. The Company will execute and deliver or cause to be executed and delivered the following documents, all in form and substance acceptable to the Banks, the Agent and the Collateral Agent:

          (a) that certain Secretary's Certificate as to Officers and Directors and Directors' Resolutions for the Company; and

          (b) such other agreements, documents and instruments necessary to effectuate the transactions described herein as the Banks, the Agent and the Collateral Agent may reasonably request.

          2. The Company will pay to LaSalle, in addition to any other costs, fees and expenses which may be due and owing to the Banks, an additional extension fee in the amount of Twenty-Five Thousand and no/100 Dollars ($25,000.00). LaSalle shall remit such additional extension fee to each Bank in accordance with each Bank's Percentage Share.

          3. The Company acknowledges and agrees that the Agent will debit the Company's accounts on the last business day of each and every month, and the Company agrees to pay each of and all of the Banks, the Agent and the Collateral Agent, for all accrued interest, reasonable attorneys' fees, other professional fees, and other fees, costs, charges, obligations and expenses which the Banks, the Agent and/or the Collateral Agent have incurred and will continue to incur in connection with the Champion Loan Documents, this Fifth Amendment, any other agreements, documents and instruments executed and delivered in connection with this Fifth Amendment (the "Other Fifth Amendment Documents"), and the indebtedness evidenced by the Champion Loan Documents, this Fifth Amendment and/or the Other Fifth Amendment Documents (collectively the "Champion Indebtedness"). The Agent acknowledges that it will use its best efforts to provide copies of any bills and statements relating thereto at least five (5) business days prior to the last business day of each month, but the failure to deliver copies thereof will not affect the Company's obligation to pay such fees, costs, charges, obligations and expenses.

          4. Other than (a) the alleged default described in Section 3 of this Fifth Amendment, (b) those defaults described in Section 11.A. of this Fifth Amendment, and (c) those defaults described in that certain letter dated August 3, 1995, from the Banks to the Company (the "Default Letter"), no breach, default or event of default has occurred pursuant to the Champion Loan Documents, this Fifth Amendment or the Other Fifth Amendment Documents.

          5. The representations and warranties contained in the Champion Loan Documents, this Fifth Amendment and the Other Fifth Amendment Documents shall be true and correct

          6. The Company has deposited the Life Insurance Proceeds into the LaSalle Account.

          7. The Company continues to covenant and agree with the Banks, the Agent and the Collateral Agent that it will keep and maintain all of its checking, depository and other bank accounts solely with the Agent, excepting only an amount not to exceed Ten Thousand and no/100 Dollars ($10,000.00) in each of the bank accounts listed on Exhibit "C" to this Fifth Amendment.

     B. The Banks', the Agent's and the Collateral Agent's obligation to make any subsequent Advances pursuant to the Champion Loan Documents, as amended by this Fifth Amendment, is subject to the full and timely performance of each of the following covenants and the full and timely performance of any conditions precedent contained in the Champion Loan Documents, either prior to or contemporaneously with, as the case may be, the making of each subsequent Advance.

          1. The Company will execute and deliver or cause to be executed and delivered such agreements, documents and instruments necessary to effectuate the transactions described herein as the Banks, the Agent and the Collateral Agent may reasonably request, all in form and substance acceptable to the Banks, the Agent and the Collateral Agent.

          2. The Company acknowledges and agrees that the Agent will debit the Company's accounts on the last business day of each and every month, and the Company agrees to pay each of and all of the Banks, the Agent and the Collateral Agent, for all accrued interest, reasonable attorneys' fees, other professional fees, and other fees, costs, charges, obligations and expenses which the Banks, the Agent and/or the Collateral Agent have incurred and will continue to incur in connection with the Champion Loan Documents, this Fifth Amendment, the Other Fifth Amendment Documents and the Champion Indebtedness. The Agent acknowledges that it will use its best efforts to provide copies of any bills and statements relating thereto at least five (5) business days prior to the last business day of each month, but the failure to deliver copies thereof will not affect the Company's obligation to pay such fees, costs, charges, obligations and expenses.

          3. Other than (a) the alleged default described in Section 3 of this Fifth Amendment, (b) those defaults described in Section 11.A. of this Fifth Amendment, and (c) those defaults described in the Default Letter, no breach, default or event of default has occurred pursuant to the Champion Loan Documents, this Fifth Amendment or the Other Fifth Amendment Documents.

          4. The representations and warranties contained in the Champion Loan Documents, this Fifth Amendment and the Other Fifth Amendment Documents shall be true and correct.

          5. The Company continues to covenant and agree with the Banks, the Agent and the Collateral Agent that it will keep and maintain all of its checking, depository and other bank accounts solely with the Agent, excepting only an amount not to exceed Ten Thousand and no/100 Dollars ($10,000.00) in each of the bank accounts listed on Exhibit "C" to this Fifth Amendment.

     6. Fresno and Beech Creek Advance. The Credit Agreement is hereby amended by deleting the last sentence in Section 6.27(a) of the Credit Agreement in its entirety and substituting therefor the following:

     "As used in this Section 6.27(a), the term "Fresno and Beech Creek Real Estate Advance" shall mean, as of the effective date of this Fifth Amendment, the aggregate amount of One Million Seven Hundred Thirty-Three Thousand
Three Hundred Thirty-Three and 36/100 Dollars ($1,733,333.36) less monthly installments of Thirty-Three Thousand Three Hundred Thirty-Three and 33/100 Dollars ($33,333.33) each, on April 30, 1996, and May 31, 1996, with a final payment of the outstanding balance on June 30, 1996."

     7. Sale of Fresno. Upon execution of a contract for the sale of the real property commonly known as 2696 South Maple Street, Fresno, California, 93725, and any other assets of the Company located at or used in connection with such real property (collectively the "Fresno Property"), the Company will, within five (5) days of the execution thereof, deliver a copy thereof to the Agent.

     8. Additional Covenants. The Company covenants unto the Banks, the Agent and the Collateral Agent as follows:

          A. The Company shall fully and timely pay the Champion Indebtedness as evidenced by the Champion Loan Documents, this Fifth Amendment and the Other Fifth Amendment Documents, and fully and timely perform, subject to the applicable cure period, if any, all of the covenants, duties, obligations and agreements contained in the Champion Loan Documents, this Fifth Amendment and the Other Fifth Amendment Documents.

          B. The Company will prepare and deliver each and every business day to the Banks, the Agent and the Collateral Agent a borrowing base certificate, in form and substance acceptable to the Banks, the Agent and the Collateral Agent; provided, however, if the Company fails to deliver a borrowing base certificate on a business day when it has not requested nor received an Advance, such failure shall constitute an Event of Default if such borrowing base certificate has not been delivered within two (2) days after notice from the Agent.

          C. The Company covenants that a petition under the United States Bankruptcy Code or any similar federal, state or local law, statute or regulation has not been filed by or against the Company.

     9. Default. The Company shall be in default under the terms and provisions of this Fifth Amendment upon the occurrence of any of the following events (an "Event of Default"):

          A. The Company fails to fully and timely pay all sums due pursuant to the Champion Loan Documents, this Fifth Amendment or the Other Fifth Amendment Documents;

          B. Other than (1) the alleged default described in Section 3 of this Fifth Amendment, (2) those defaults described in Section 11.A. of this Fifth Amendment, and (3) those defaults described in the Default
Letter, the Company breaches any covenant, agreement or obligation set forth in the Champion Loan
Documents, this Fifth Amendment or the Other Fifth Amendment Documents, which remains uncured after the expiration of the applicable cure period, if any; or

          C. Other than (1) the alleged default described in Section 3 of this Fifth Amendment, (2) those defaults described in Section 11.A. of this Fifth Amendment, and (3) those defaults described in the Default Letter, any other or further breach, default or event of default occurs under the Champion Loan Documents, which remains uncured after the expiration of the applicable cure period, if any.

In addition, the Company covenants and agrees that an Event of Default under this Fifth Amendment is and shall constitute an Event of Default under the Champion Loan Documents and the Other Fifth Amendment Documents. Upon an Event of Default, all of the Champion Indebtedness shall be immediately due and payable, and shall be paid by the Company to the Banks, the Agent and the Collateral Agent, as the case may be, without any further notice or demand whatsoever, and the Banks, the Agent and the Collateral Agent, as the case may be, may, without notice, immediately (i) exercise all of their rights and remedies under the Champion Loan Documents, including, but not limited to, the Forbearance Documents, this Fifth Amendment and the Other Fifth Amendment Documents, as well as any and all other rights and remedies available at law, in equity or otherwise, and (ii) take any action, legal or equitable, to collect the Champion Indebtedness and any and all other sums now or hereafter due and owing from the Company to the Banks, the Agent and the Collateral Agent. The Company acknowledges and agrees that the Banks, the Agent and the Collateral Agent have made no assurances, have not committed and are under no obligation to extend the Termination Date.

     10. Reaffirmation. The Company hereby reaffirms to the Banks, the Agent and the Collateral Agent its pledge and grant of the security interests, liens, mortgages, other encumbrances and interests described in the Champion Loan Documents. The Company and the Banks hereby affirm the continued validity of the Champion Loan Documents, including, but not limited to, the Forbearance Documents, and acknowledge that all of the terms and provisions of the Champion Loan Documents, including, but not limited to, the Forbearance Documents, are and remain in full force and effect, are enforceable in accordance with their terms and the Banks, the Agent and the Collateral Agent are not in breach or default of any of the terms, conditions and provisions of the Champion Loan Documents, including, but not limited to, the Forbearance Documents.

     11.  Reservation of Rights.

          A. The Company acknowledges and agrees that it is and will continue from time to time to be in default under the terms and provisions of the Champion Loan Documents pursuant to Sections 6.1(a), 6.1(b), 6.2 (b), 6.2(f), 6.13, 6.14, 6.15, 6.29, 9.1(a) and 9.1 (n) of the Credit Agreement,
Article V of the IRB Agreement and Section 5(h) of the Workmen's Compensation Agreement and the alleged default described in Section 3 hereof (collectively the "Continuing Covenant Defaults"). In addition, reference is hereby made to the Default Letter which describes other possible defaults of the Company. To the best of the Company's knowledge after due and diligent inquiry, the Company represents and warrants unto the Banks, the Agent and the Collateral Agent that no other breach, default or event of default exists under the terms and provisions of the Champion Loan Documents. To the Banks', the Agent's and the Collateral Agent's knowledge without any inquiry or investigation of any kind whatsoever, the Banks, the Agent and the Collateral Agent are not aware of any other breach, default or event of default under the terms and provisions of the Champion Loan Documents.

          B. The Banks, the Agent and the Collateral Agent hereby continue to reserve all of their rights and remedies in connection with the Continuing Covenant Defaults and the defaults described in the Default Letter, whether such rights and remedies are pursuant to the Champion Loan Documents, including, but not limited to, the Forbearance Documents, this Fifth Amendment, the Other Fifth Amendment Documents, at law, in equity or otherwise; provided, however, the Continuing Covenant Defaults shall be deemed conditionally waived and the defaults described in the Default Letter shall be conditionally waived only as expressly provided in the Default Letter, all such defaults subject to reinstatement and enforcement upon the occurrence of an Event of Default under this Fifth Amendment or the Other Fifth Amendment Documents or upon an additional or other default or event of default under the Champion Loan Documents.
Upon the occurrence of an Event of Default under this Fifth Amendment or the Other Fifth Amendment Documents or upon an additional or other default or event of default under the Champion Loan Documents, then the Continuing Covenant Defaults shall be deemed reinstated and existing, without further act or deed, as if no conditional waiver were granted and any and all rights of the Banks, the Agent or the Collateral
Agent with respect thereto shall remain reserved, unimpaired and fully enforceable.

          C.   Nothing contained in this Fifth Amendment or the Other
Fifth Amendment Documents shall be or be deemed to be an unconditional waiver by the Banks, the Agent and the Collateral Agent of any default, breach or event of default, whether now existing or hereafter arising or occurring. The Company expressly acknowledges and agrees that, upon an Event of Default, the Banks, the Agent and the Collateral Agent may exercise any of their rights and remedies pursuant to the Champion Loan Documents, including, but not limited to, the Forbearance Documents, this Fifth Amendment or the Other Fifth Amendment Documents, at law, in equity or otherwise. Nothing contained in this Fifth Amendment or the Other Fifth Amendment Documents shall affect the Company's obligation to fully and timely pay the Champion Indebtedness.

     12. Waiver and Release. In consideration of the Banks', the Agent's and the Collateral Agent's execution and delivery of this Fifth Amendment, the Company hereby waives, releases and forever discharges the Banks, the Agent and the Collateral Agent, their predecessors, parents, subsidiaries, affiliates, agents, employees, officers, directors, shareholders, attorneys, legal representatives, successors and assigns, and each of them, of and from any and all claims, demands, counterclaims, set-offs, defenses, debts, liabilities, obligations, costs, expenses, actions, causes of action and damages of every kind, nature and description whatsoever, known or unknown, foreseeable and unforeseeable, liquidated and unliquidated, insured and uninsured, which the Company heretofore and/or presently owns, holds or has by reason of any matter, cause or thing whatsoever, arising from, relating to or in connection with the Champion Loan Documents, this Fifth Amendment, the Other Fifth Amendment Documents, the Champion Indebtedness or the default by the Company. The Company hereby acknowledges and agrees that the foregoing release shall not be or be deemed to create, construe or admit any liability on behalf of the Banks, the Agent and the Collateral Agent.

     13. Authority To Execute This Fifth Amendment. The Company represents and warrants to the Banks, the Agent and the Collateral Agent that (A) it has obtained all necessary consents to enter into, execute, deliver and perform this Fifth Amendment and the Other Fifth Amendment Documents, including, but not limited to, resolutions of the Board of Directors of the Company, (B) the Company has the right, power and capacity and is duly authorized and empowered to enter into, execute, deliver and perform this Fifth Amendment and the Other Fifth Amendment Documents, and (C) the execution and delivery of this Fifth Amendment and the Other Fifth
Amendment Documents shall not breach any agreement, instrument or document to which the Company is a party or by which it is bound.

     14. Construction. This Fifth Amendment shall be interpreted, construed and governed by and under the laws of the State of Illinois.

          A. The Schedules attached to and forming a part of the Credit Agreement are hereby updated and restated in their entirety as set forth on group Exhibit "D"to this Fifth Amendment, excepting only Schedules 2.3 and 9.3 to the Credit Agreement.

          B. Wherever possible, each provision of this Fifth Amendment shall be interpreted in such manner as to be valid and enforceable under applicable law, but if any provision of this Fifth Amendment is held to be invalid or unenforceable by a court of competent jurisdiction, such provision shall be severed herefrom and such invalidity or unenforceability shall not affect any other provision of this Fifth Amendment, the balance of which shall remain in and have its intended full force and effect; provided, however, if such provision may be modified so as to be valid and enforceable as a matter of law, such provision shall be deemed to be modified so as to be valid and enforceable to the maximum extent permitted by law.

          C. The Paragraph headings contained in this Fifth Amendment are solely for the purpose of reference, are not part of the agreement among the Company, the Banks, the Agent and the Collateral Agent and shall not in any way affect the meaning or interpretation of this Fifth Amendment, any Paragraph or provision thereof. The Exhibits referred to herein are attached hereto, made a part hereof and incorporated herein by this reference thereto.

          D. This Fifth Amendment shall be binding on the Company and its successors, and shall inure to the benefit of the Banks, the Agent and the Collateral Agent, their respective successors, assigns, affiliates, divisions and parent.

          E. This Fifth Amendment cannot be assigned by the Company without the Banks', the Agent's and the Collateral Agent's prior written consent; provided, however, the Banks, the Agent and the Collateral Agent may assign the Champion Loan Documents, this Fifth Amendment and the Other Fifth Amendment Documents without notice to or the consent of the Company.

          F. No failure to exercise, and no delay in exercising, any of the Banks', the Agent's and the Collateral Agent's rights, powers or privileges shall operate as a waiver thereof.

               1. No waiver of any breach of any provision shall be deemed to be a waiver of any preceding or succeeding breach of the same or any other provision.

               2. No extension of time for the payment of any of the Champion Indebtedness or any other sum to be paid pursuant to the Champion Loan Documents, this Fifth Amendment or the Other Fifth Amendment Documents, or the performance of any other obligation or act, shall be deemed to be an extension of the time for payment or performance of any other obligation or act.

               3. This Fifth Amendment may not be altered, changed, amended or modified, except in accordance with Section 11.1 of the Credit Agreement.

          G. This Fifth Amendment, together with the Other Fifth Amendment Documents, constitutes the entire agreement among the Company, the Banks, the Agent and the Collateral Agent with regard to the subject matter hereof.

          H. If, and to the extent the terms and provisions of this Fifth Amendment contradict, modify, supersede or conflict with the terms and provisions of the Champion Loan Documents, including, but not limited to, the Forbearance Documents, then the terms and provisions of this Fifth Amendment shall govern and control; provided, however, to the extent the terms and provisions of this Fifth Amendment do not contradict, modify, supersede or conflict with the terms and provisions of the Champion Loan Documents, including, but not limited to, the Forbearance Documents, then the Champion Loan Documents, including, but not limited to, the Forbearance Documents, shall remain in and have their intended full force and effect, and the Company, the Banks, the Agent and the Collateral Agent hereby affirm, confirm and ratify the same.

     IN WITNESS WHEREOF, the parties have caused this Fifth Amendment to be executed and delivered by their duly authorized officers as of the date first set forth above.
                                     CHAMPION PARTS, INC., an
                                     Illinois corporation

                                      By:  /s/ Mark Smetana
                                      Title:   Vice President of Finance

Amount of LaSalle's               Percentage          LA SALLE NATIONAL BANK,
Revolving Commitment              Share               individually, as Agent
                                                      and as Collateral Agent
From the date of this             56.894056%
Fifth Amendment through
and including June 30, 1996,                 By:       /s/ Chris Clifford
$5,575,617.49                                Title:    Vice President

Amount of NBD's                    Percentage          NBD BANK
Revolving Commitment               Share

From the date of this              24.581568%
Fifth Amendment through                      By:     /s/ Patricia McCaffrey
and including June 30, 1996,                 Title:  Vice President
$2,408,993.66

Amount of Harris'                  Percentage          HARRIS TRUST AND
Revolving Commitment               Share               SAVINGS BANK

From the date of this              18.524376%
Fifth Amendment through
and including June 30, 1996,                 By:     /s/ Mike Wood
$1,815,388.85                                Title:  Vice President

TOTAL REVOLVING COMMITMENT

From the date of this
Fifth Amendment through
and including June 30, 1996,
$9,800,000.00