Form 10-Q
period 1996-06-30
CHAMPION PARTS INC
filed 1996-08-21
CIK 19161

FORM 10-Q
              SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC   20549


    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934


       For the quarterly period ended    June 30, 1996


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


                            630-573-6600
      (Registrant's telephone number, including area code)



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


          Class                                Outstanding at August 13, 1996
Common Shares - $.10 par value                               3,655,266

                     CHAMPION PARTS, INC.
                        AND SUBSIDIARIES
            CONSOLIDATED BALANCE SHEETS (CONDENSED)


                                           June 30, 1996    December 31, 1995
                                          --------------    -----------------
                                                  (Unaudited)

ASSETS
   Current Assests
     Cash and cash equivalents               $   958,000        $     874,000
     Accounts Receivable, less
      allowance for uncollectible accounts     4,251,000            4,737,000
     Inventories                               8,191,000           10,700,000
     Prepaid expenses and other                1,731,000            1,830,000
                                             -----------         ------------
          Total current assets                15,131,000           18,141,000


     Property, plant and equipment (net)       8,619,000            9,834,000
     Other assets                                633,000              590,000
                                            ------------         ------------
          Total Assets                      $ 24,383,000         $ 28,565,000
                                            ============         ============


LIABILITIES AND STOCKHOLDERS' EQUITY
   Current Liabilities
     Accounts Payable                        $  7,546,000        $  7,320,000
     Accrued expenses and other payables        7,865,000           8,588,000
     Current maturities on long-term debts     10,097,000          13,462,000
                                            ------------        ------------
          Total current liabilities          $ 25,508,000        $ 29,370,000

   Deferred income taxes                        1,376,000           1,403,000
   Long-term debt, less current maturities
     Notes payable to banks and other             587,000             701,000
                                             ------------        ------------
          Total liabilities                  $ 27,471,000        $ 31,474,000

   Stockholders' Equity
     Preferred stock - no par value
      Authorized 10,000,000 shares
      issued and outstanding, none
     Common stock - $.10 par value                366,000             366,000
      Authorized 50,000,000 shares
      issued and outstanding 3,655,266
      shares
     Additional paid-in capital                15,578,000          15,578,000
     Cumulative translation adjustment           (601,000)           (592,000)
     Retained earnings                        (18,431,000)        (18,261,000)
                                              ------------        -----------
          Total stockholders' equity          $(3,088,000)        $(2,909,000)

   Total Liabilities and Stockholders' Equity $24,383,000         $28,565,000
                                              ============        ===========

See notes to condensed consolidated financial statements.


                         CHAMPION PARTS, INC.
                           AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF OPERATIONS (CONDENSED)

(Amounts in thousands)
                                      Six Months Ended      Three Months Ended
                                     June 30,   July 2,     June 30,   July 2,
                                       1996       1995         1996      1995
                                     ---------  --------   ---------  --------
                                      (Unaudited)           (Unaudited)
Net Sales                             $ 15,434  $ 37,612   $  7,222   $ 16,308
                                     ---------  --------   ---------  --------
   Cost and Expenses
    Cost of product sold                12,384    37,047      6,040     18,647
    Selling, distributing and
     administration                      2,345     8,792       1,154     4,368
    Special charges                          0     1,133           0     1,133
                                     ---------  --------   ---------  --------
                                        14,729    46,972       7,194    24,148
                                     ---------  --------   ---------  --------

Earnings (loss) before interest
  and income taxes                         705    (9,360)        28    (7,840)
Interest                                   868     1,252        404       654
                                     ---------  --------   --------  --------
Earnings (loss) before income taxes       (163)  (10,612)      (376)   (8,494)
Income Tax                                   7         1          0         0
                                     ---------  --------   --------  --------
Net earnings (loss)                   $   (170) $(10,613)  $   (376) $ (8,494)
                                     =========  ========   ========  ========

Average shares outstanding           3,655,266 3,655,266  3,255,266  3,655,266
Net earnings (loss) per common share   $ (0.05)  $ (2.90)  $  (0.10)  $ (2.32)

See notes to condensed consolidated financial statements.


                     CHAMPION PARTS, INC.
                        AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Six Months Ended
                                                 June 30,          July 2,
                                                  1996              1995
                                            ---------------  ----------------
                                                      (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings (loss)                        $   (170,000)   $  (10,613,000)
   Adjustments to reconcile net earnings
   (loss) to net
     Cash provided by operating activities:
       Depreciation and amortization               503,000           754,000
       Provision for losses on accounts
        receivable                                  42,000           646,000
       Special charges                                   0         1,133,000
       Deferred income taxes                        (1,000)                0
       Changes in assets and liabilities:
         Accounts Receivable                       444,000         3,668,000
         Inventories                             2,509,000         9,929,000
         Accounts payable and accrued expenses    (497,000)         (509,000)
         Other                                      24,000         1,421,000
                                                ----------       -----------
         NET CASH PROVIDED BY (USED IN)
           OPERATING ACTIVITIES                  2,854,000         6,429,000


CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures (net)                      (47,000)         (150,000)
   Proceeds from sales of property,
     plant & equipment                             765,000            10,000
                                               -----------       -----------
         NET CASH USED IN INVESTING ACTIVITIES     718,000          (140,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings (payments) under
     credit agreements                          (3,365,000)       (5,200,000)
   Principal payments on long-term debt           (114,000)         (948,000)
                                               -----------        ----------
         NET CASH PROVIDED BY (USED IN)
             FINANCING ACTIVITIES               (3,479,000)       (6,148,000)
                                               -----------        ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH             (9,000)            8,000

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                  84,000           149,000

CASH AND CASH EQUIVALENTS, beginning of period     874,000           346,000
                                               -----------       -----------
CASH AND CASH EQUIVALENTS, end of period           958,000           495,000
                                               ===========       ===========

    See notes to condensed consolidated financial statements.



                      CHAMPION PARTS, INC.
                        AND SUBSIDIARIES
                    ________________________

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)
________________________________________________________________

1.   The accompanying financial statements for the six months ended
     June 30, 1996 have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements and these notes should be read in conjunction with the consolidated financial statements of the Company included in the Company's Annual Report on Form 10K for the year ended December 31, 1995.

     The consolidated balance sheet at December 31, 1995 has been derived from the audited financial statements at that date and condensed.

2.   The information furnished herein reflects, except as discussed in
     Note 5, all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operation for the interim period. Results of operations for the six months ended June 30, 1996 are not indicative of results to be expected for the entire year.

3. Inventories are valued at the lower of cost (first-in, first-out method) or market. A summary of the inventories follows:




                                          June 30,          December 31,
                                            1996                1995
                                      --------------      -------------

     Raw Materials                     $  2,518,000       $  4,806,000
     Work-in-Process                      2,711,000          2,529,000
     Finished Goods                       2,962,000          3,365,000
                                       -------------       ------------
                                       $  8,191,000       $ 10,700,000
                                       =============       ============

    Included in inventory above were cores of $3.0 million (June 30, 1996) and $3.6 million (December 31, 1995).

4. For reporting purposes, product and core returns are offset against gross sales in arriving at net sales. For the six months ended June 30, 1996 and July 2, 1995 returns were $9,829,000, and
    $31,088,000 respectively.

 5. The Company amended its bank Credit Agreement in May 1996. This amendment expired on June 30, 1996.

    The Company is attempting to secure a long-term financing agreement or obtain an interim extension from its banks. There can be no assurances that the Company can obtain long-term financing. Without an extension of the credit agreement or a replacement credit facility, the Company would not have sufficient funds to pay its debt should the lenders demand payment.

    The Company is indebted to various unsecured creditors, including current and former trade vendors. The Company has not paid these creditors. Given the Company's current financial situation and the lack of a long-term financing agreement, it currently does not have the ability to pay these debts should the creditors demand payment. The Company is having discussions with a representative group of creditors regarding settlement of these obligations. There can be no assurances that the Company and its creditors will be able to reach an agreement.

    The Company's financial statements are prepared on a going concern basis and do not contain adjustments which may be necessary should the Company be forced to liquidate assets or take other actions to satisfy debt payments.

    As previously reported, the Company received notice in September 1995 that the lending bank to its 50% owned Canadian joint venture had demanded payment on its loan and guarantees from the Company.
    In July 1996, the joint venture's debt was refinanced with another lender. The Company continues to provide a guarantee on the outstanding debt with its joint venture partner.

 6. In August, the Company sold its former Fresno, California manufacturing facility and certain related equipment for $2,800,000 less expenses.
    The net proceeds of the transaction were used to pay off an existing mortgage ($560,000) and real estate advances from its banks ($2,100,000). Net proceeds from the sale approximated the net book value of the assets sold.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results

Three Months Ended June 30, 1996 Compared to July 2, 1995

   Net sales for the quarter ended June 30, 1996 were $7.2 million, 56% less than net sales of $16.3 million for the same period of 1995. In the second half of 1995, the Company exited the manufacture and sale of passenger car electrical and mechanical products to traditional warehouse distributors and retailers. Also, the Company's two largest carburetor customers and two large constant velocity joint assembly customers changed to other suppliers in the second and third quarters of 1995. Second quarter 1995 sales without the discontinued product lines and lost customer business were $5.4 million.

   In the second quarter of 1996, the Company benefited from increased sales volume to two large carburetor customers and original equipment dealers relative to the second quarter of 1995.

   1995 results reflected higher core returns which are reflected as reductions to arrive at net sales. In 1995, higher core returns were due to customers returning units without replacement sales in an effort to reduce their stock. Total product and core returns, reflected as reductions in net sales, were 39% of gross sales in 1996 compared to 44% in 1995.

   Carburetor sales were 59% and 33% of net sales in the second quarter of 1996 and 1995, respectively. The Company believes it continues to be a significant supplier of carburetors to the aftermarket. Since the mid-1980's carburetors have been installed in fewer new vehicles sold in the United States and Canada due to the increased use of fuel injection systems. However, the Company continues to sell replacement units for older vehicles, many of which use carburetors. The Company expects that carburetor sales will decline in future years. In addition, carburetor margins may be negatively impacted in the future as customers seek to return product during periods of declining demand. The Company has a customer product return policy and has established reserves to mitigate this effect.

   Cost of products sold was 84% of net sales in the second quarter of 1996 compared to 114% in the second quarter of 1995. The reduction in costs of products sold is attributed to the Company's 1995 decision to exit lower margin passenger car electrical and mechanical product lines. 1995 second quarter results also included $3 million of provisions to write down inventory affected by this decision.

   Selling, distribution and administrative expenses were $1.2 million in the second quarter of 1996 compared to $4.4 million in the second quarter of 1995. Cost reductions resulting from the Company's second quarter 1995 decision to exit certain markets, close one manufacturing facility and downsize another manufacturing facility accounted for the decrease.

   Operating earnings in the second quarter of 1995 were negatively impacted by $1.1 million in special charges related to the Company's restructuring.

   Interest expense was $404,000 in the second quarter of 1996 compared to $654,000 in the prior year due to lower average outstanding borrowings.
The Company reduced borrowings primarily through sales of assets related to the discontinued business lines.

   Net loss for the 1996 second quarter was $376,000 versus an $8.5 million net loss in 1995.

   Without additional new business, the Company expects sales in the second half of 1996 to be lower than in the first half due to lower seasonal demand for carburetors and heavy duty and agricultural products. Given the Company's current cost structure, net earnings are expected to also be lower in these periods. The Company is attempting to develop new business opportunities and continues to examine further cost reduction opportunities to mitigate these factors. There can be no assurances that the Company will be successful in these efforts.

   Six Months Ended June 30, 1996 Compared to Six Months Ended July 2, 1995

   Net sales for the first half of 1996 were $15.4 million, 59% less than net sales of $37.6 million for the first half of 1995. In the second half of 1995, the Company exited the manufacture and sale of passenger car electrical and mechanical products to traditional warehouse distributors and retailers. Also, the Company's two largest carburetor customers and two large constant velocity joint assembly customers changed to other suppliers
in the second and third quarters of 1995.   First half 1995 sales without
the discontinued product lines and lost customers were $12.4 million. In the first half of 1996 the Company has benefited from increased sales from two large carburetor customers, and its OEM customer segment relative to the first half of 1995.

   1995 results reflected higher core returns which are reflected as reductions to arrive at net sales. The higher core returns were due to customers returning units without replacement sales in an effort to reduce their stock. Total product and core returns, reflected as reductions in net sales, were 39% in 1996 compared to 44% in 1995.

   Carburetor sales were 60% of net sales in the first half of 1996 compared to 28% in 1995.

   Cost of products sold was 80% of net sales in 1996 compared to 99% in 1995. The reduction in cost of products sold is attributed to the Company's 1995 decision to exit lower margin passenger car electrical and mechanical product lines. 1995 first half results were also impacted by a $3 million second quarter write down of inventories described above.

   Selling, distribution and administrative expenses were $2.3 million in the first half of 1996 compared to $8.8 million in the first half of 1995. Cost reductions resulting from the Company's second quarter 1995 decision to exit certain markets, close one manufacturing facility and downsize another manufacturing facility accounted for the decrease.

   1995 results reflected a $1.1 million pretax special charge to earnings reflecting the Company's decision to exit the manufacture and sale of passenger car electrical and mechanical products to wholesale distributors and retailers.

   Interest expense was $0.9 million in 1996 compared to $1.3 million in the prior year due to lower average outstanding borrowings. The Company reduced borrowings primarily through sales of assets related to the discontinued business lines. Income tax provisions in 1996 and 1995 were minimal due to the Company's net operating loss carryforward position.

Liquidity and Capital Resources

Working Capital

   Net working capital on June 30, 1996 was negative $(10.4) million compared to negative $(11.2) million on December 31, 1995.

   The Company classifies outstanding loans under its bank credit agreement as short-term obligations due to their maturity. The amount of outstanding loans under the bank lines were $8.3 million on June 30, 1996 and $11.6 million on December 31, 1995. The Company has also classified as short-term obligations the outstanding principal on a $1.5 million capitalized lease obligation which is supported with a letter of credit issued by one of the Company's banks.

   The Company continues to sell excess assets related to its discontinued product lines to pay down secured bank debt. In August 1996 the Company completed the sale of its former Fresno, California facility resulting in a $2.1 million reduction of outstanding bank debt. The Company expects asset sales, primarily discontinued inventory, to continue throughout the remainder of the year.

   The Company has had discussions with a representative group of its trade creditors regarding an agreement to settle their unsecured claims. The Company cannot predict the results of these discussions. The result of these discussions could have a significant impact on the future operations and the balance of net working capital.

Debt

   The Company amended its bank credit agreement in May 1996. This amendment expired on June 30, 1996.

   The Company is attempting to secure long-term financing or obtain an interim extension from its banks. There can be no assurances that the Company can obtain long-term financing. Without an extension of the credit agreement or a replacement credit facility, the Company would not have sufficient funds to pay its debt should the lenders demand payment.

   The Company is indebted to various unsecured creditors, including current and former trade vendors. The Company has not paid these creditors. Given the Company's current financial situation and the lack of a long-term financing agreement, it currently does not have the ability to pay these debts should the creditors demand payment. The Company is having discussions with a representative group of creditors regarding settlement of its trade obligations. There can be no assurances that the Company and its creditors will be able to reach an agreement.

   The Company's financial statements are prepared on a going concern basis and do not contain adjustments which may be necessary should the Company be forced to liquidate assets or take other actions to satisfy debt payments.

   As previously reported, the Company received notice in September 1995 that the lending bank to its 50% owned Canadian joint venture had demanded payment on its loan and guarantees from the Company. In July 1996, the joint venture's debt was refinanced with another lender. The Company continues to provide a guarantee on the outstanding debt with its joint venture partner.

Cash Flow

   The Company decreased its long-term debt, net of cash, by $3.6 million in the six months ended June 30, 1996. Funds generated by operations and sales of inventories and equipment related to discontinued product lines account for the decrease in debt. The following summarizes significant items affecting the change in total debt, (amounts in thousands).


                                                  June 30,           July 2,
                                                    1996              1995
                                                -----------      ------------
Net income (loss)
  Changes in working capital, other             $     2,342      $      5,683
Depreciation and Amortization                           503               754
Capital Expenditures                                    (47)             (150)
Proceeds from fixed asset sales                         765                10
                                                -----------      ------------
(Increase) Decrease in total debt, net of cash  $     3,563      $      6,297
                                                ===========      ============


   As previously noted, in August 1996 the Company sold its former Fresno, California facility. The net proceeds were used to pay off an existing mortgage on the facility ($560,000) and real estate advances from its lending banks ($2.1 million).







PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits

   (27)  Financial Data Schedules




     SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   CHAMPION PARTS, INC.
                                        (Registrant)

DATE: August 20, 1996              By:              /s/  Mark Smetana
                                        Mark Smetana
                                        Vice President - Finance
                                        Corporate Secretary