Form 10-Q
period 1996-09-29
CHAMPION PARTS INC
filed 1996-11-13
CIK 19161

FORM 10-Q
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended   September 29, 1996

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

            Class                           Outstanding at September 29, 1996
     Common Shares - $.10 par value                    3,655,266

                         CHAMPION PARTS, INC.
                           AND SUBSIDIARIES
              CONSOLIDATED BALANCE SHEETS (CONDENSED)


                                            September 29        December 31
                                                1996               1995
                                           ------------        ------------
                                                     (Unaudited)
ASSETS

Current Assets
   Cash and cash equivalents                  $   820,000        $   874,000
   Accounts Receivable, less
     allowance for uncollectible accounts       3,782,000          4,737,000
   Inventories                                  7,448,000         10,700,000
   Prepaid expenses and other                   1,783,000          1,830,000
                                              -----------        -----------
          Total current assets                 13,833,000         18,141,000


   Property, plant and equipment (net)          5,484,000          9,834,000
   Other assets                                   587,000            590,000
                                              -----------        -----------
   Total Assets                               $19,904,000        $28,565,000
                                              ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts Payable                           $ 7,519,000        $ 7,320,000
   Accrued expenses and other payables          7,401,000          8,588,000
   Current maturities on long-term debts        7,490,000         13,462,000
                                              -----------        -----------
          Total current liabilities           $22,410,000        $29,370,000

   Deferred income taxes                        1,376,000          1,403,000
   Long-term debt, less current maturities         46,000            701,000
                                              -----------        -----------
          Total liabilities                   $23,832,000        $31,474,000

Stockholders' Equity
   Preferred stock - no par value
    Authorized 10,000,000 shares
    issued and outstanding, none
   Common stock - $.10 par value                  366,000            366,000
    Authorized 50,000,000 shares
    issued and outstanding 3,655,266 shares
   Additional paid-in capital                  15,578,000         15,578,000
   Cumulative translation adjustment             (625,000)          (592,000)
   Retained earnings                          (19,247,000)       (18,261,000)
                                              -----------        -----------
        Total stockholders' equity            $(3,928,000)       $(2,909,000)

Total Liabilities and Stockholders' Equity    $19,904,000        $28,565,000
                                              ===========        ===========
See notes to condensed consolidated financial statements.

                              CHAMPION PARTS, INC.
                                AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (CONDENSED)



(Amounts in thousands)
                              Nine Months Ended         Three Months Ended
                             Sept. 29,    Oct. 1,      Sept. 29,    Oct. 1,
                               1996        1995          1996        1995
                            ----------  ---------     ----------  ---------
                                 (Unaudited)                (Unaudited)

Net Sales                   $   20,744  $  46,341      $   5,310  $   8,697
                            ----------  ---------      ---------  ---------

Cost and Expenses
   Cost of product sold         17,115     46,572          4,771      9,525
   Selling, distribution and
    administration               3,408     10,614          1,023      1,788
   Special charges                   0      1,263              0        130
                            ----------  ---------      ---------  ---------
                                20,523     58,449          5,794     11,443
                            ----------  ---------      ---------  ---------

Earnings (loss) before
   interest and income taxes       221    (12,108)          (484)     2,746
Interest                         1,200      1,785            332        533
                            ----------  ---------      ---------  ---------
Earnings (loss) before
   income taxes                   (979)   (13,893)          (816)    (3,279)
Income Tax                           7          1              0          0
                            ----------  ---------      ---------  ---------
Net earnings (loss)         $     (986) $ (13,894)     $    (816) $  (3,279)
                            ==========  =========      =========  =========

Average Shares Outstanding   3,655,266  3,655,266      3,655,266  3,655,266
Net Earnings (loss)
   per common share          $   (0.27) $   (3.80)     $   (0.22) $   (0.90)

See notes to condensed consolidated financial statements.













                         CHAMPION PARTS, INC.
                           AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Nine Months Ended
                                                 Sept. 29,          Oct. 1,
                                                    1996              1995
                                               -------------   --------------
                                                        (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                            $  (986,000)  $  (13,894,000)
   Adjustments to reconcile net earnings (loss)
    to net cash provided by operating activities:
      Depreciation and amortization                  729,000        1,129,000
      Provision for losses on accounts receivable    (25,000)         663,000
      Special charges                                      0        1,263,000
      Change in assets and liabilities:
       Accounts receivable                           979,000        6,086,000
       Inventories                                 3,254,000       12,657,000
       Accounts payable and accrued expenses        (983,000)      (1,190,000)
       Other                                          14,000          254,000
                                                 -----------    -------------
           NET CASH PROVIDED BY (USED IN)
             OPERATING ACTIVITIES                  2,982,000        6,968,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures (net)                         (47,000)        (162,000)
  Proceeds from sales of property,
   plant & equipment                               3,677,000           10,000
                                                 -----------    -------------

          NET CASH USED IN INVESTING ACTIVITIES    3,630,000         (152,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments) under
   credit agreements                              (5,761,000)      (5,965,000)
  Principal payments on long-term debt              (871,000)        (990,000)
                                                 -----------    -------------
          NET CASH PROVIDED BY (USED IN)
            FINANCING ACTIVITIES                  (6,632,000)      (6,955,000)
                                                 -----------    -------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH              (34,000)           9,000

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                        (54,000)        (130,000)

CASH AND CASH EQUIVALENTS, beginning of period       874,000          346,000
                                                 -----------    -------------
CASH AND CASH EQUIVALENTS, end of period         $   820,000     $    216,000
                                                 ===========    =============
SUPPLEMENTAL DISCLOSURES FOR CASH FLOW
  INFORMATION:

     Cash paid during the period for

       Interest                                  $ 1,200,000      $ 1,747,000
       Income Taxes                                    7,000           71,000

See notes to condensed consolidated financial statements.




                           CHAMPION PARTS, INC.
                             AND SUBSIDIARIES
                        ________________________

    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         (UNAUDITED)
___________________________________________________________________________

1. The accompanying financial statements for the nine months ended September 29, 1996 have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements and these notes should be read in conjunction with the consolidated financial statements of the Company included in the Company's Annual Report on Form 10K for the year ended December 31, 1995.

    The consolidated balance sheet at December 31, 1995 has been derived from the audited financial statements at that date and condensed.

2. The information furnished herein reflects, except as discussed in Note 5, all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of results of operations for the interim period. Results of operations for the nine months ended September 29, 1996 are not indicative of results to be expected for the entire year.

3. Inventories are valued at the lower of cost (first-in, first-out method) or market. A summary of the inventories follows:


                                           September 29,       December 31,
                                               1996                1995
                                           -------------      -------------

   Raw Materials                              $1,779,000         $4,806,000

   Work in Process                             2,746,000          2,529,000

   Finished Goods                              2,923,000          3,365,000
                                            ------------       ------------

                                             $7,448,000         $10,700,000
                                            ============       ============

    Included in inventory above were cores of $3.7 million
    (September 29, 1996) and $6.2 million (December 31, 1995).

4. For reporting purposes, product and core returns are offset against gross sales in arriving at net sales. For the nine months ended September 29, 1996 and October 1, 1995 returns were $13,174,000, and $38,573,000 respectively.

5. The Company amended its bank Credit Agreement effective July 1, 1996. This amendment expired on September 30, 1996. The banks have continued to fund the Company's operations under substantially the same terms as in effect under the expired extension.

    The Company has been in discussion with its banks regarding a long term financing arrangement through 1997 which contemplates an agreement with its unsecured creditors. Discussions between the Company and a panel representing its unsecured creditors have continued through the third quarter. The Company is working to finalize agreements with the banks and unsecured creditors in the fourth quarter. There can be no assurance, however, that such agreements will be obtained. Without long term financing and an agreement with the unsecured creditors, the Company would not have sufficient funds to meet its obligations and would need to seek court protection.

    The Company's financial statements are prepared on a going concern basis and do not contain adjustments which may be necessary should the Company be forced to liquidate assets or take other actions to satisfy debt payments.

    As previously reported, the Company received notice in September 1995 that the lending bank to its 50% owned Canadian joint venture had demanded payment on its loan and guarantees from the Company. In
    July 1996, the joint venture's debt was refinanced with another lender. The Company provides, through a wholly owned foreign subsidiary, a guarantee on the outstanding debt.

6. In the third quarter, the Company sold its former Fresno, California manufacturing facility and certain related equipment for $2,800,000 less expenses. It also sold another idle facility for $250,000 less expenses. The net proceeds of both transactions were used to pay off existing mortgages ($747,000) and bank debt ($2,200,000). Net proceeds from the sales approximated the net book value of the assets sold.


Management's Discussion and Analysis of Financial Condition and Results
                          of Operations

Except for the historical information contained herein, the matters discussed in this Form 10-Q include forward looking statements that involve risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. Potential risks and uncertainties include, without limitation, those mentioned in the company's 1995 Annual Report on Form 10-K, under "Risk Factors"; and in particular the company's ability to grow its sales base, lower costs and reach agreement with its banks and unsecured creditors.

Results

Three Months Ended September 29, 1996 Compared to October 1, 1995

Net sales for the quarter ended September 29, 1996 were $5.3 million, 39% less than net sales of $8.7 million for the same period of 1995. Net sales to the Company's major current customers increased by approximately 13% over sales to those same customers in the third quarter of 1995. This increase was more than offset by the lost business due to the Company's decision to exit the manufacture and sale of passenger car electrical and mechanical products to wholesale distributors and retailers and the loss of two large carburetor and one large constant velocity drive shaft customer in the third quarter of 1995.

1995 results also reflected higher product and core returns which are reflected as reductions to arrive at net sales. In 1995, higher returns were due to customers returning units without replacement sales. Total product and core returns, reflected as reductions in net sales, were 38% of gross sales in 1996 compared to 45% in 1995.

Carburetor sales were 65% and 39% of net sales in the third quarter of 1996 and 1995, respectively. The Company believes it continues to be a significant supplier of carburetors to the aftermarket. Since the mid-1980's carburetors have been installed in fewer new vehicles sold in the United States and Canada due to the increased use of fuel injection systems. However, the Company continues to sell replacement units for older vehicles, many of which use carburetors. The Company expects that carburetor sales will decline in future years. In addition, carburetor margins may be negatively impacted in the future as customers seek to return product during periods of declining demand. The Company has a customer product return policy and has established reserves to mitigate this effect.

Cost of products sold was 90% of net sales in the third quarter of 1996 compared to 110% in the third quarter of 1995. Improvement in gross margin is primarily attributed to the Company's 1995 decision to exit lower margin passenger car electrical and mechanical product lines. 1995 third quarter results also included $500,000 of provisions to write down inventory affected by this decision.

Selling, distribution and administrative expenses were $1 million in the third quarter of 1996 compared to $1.8 million in the third quarter of 1995. Cost reductions resulting from the Company's 1995 decision to exit certain markets, close one manufacturing facility and downsize another manufacturing facility accounted for the decrease.

Operating results in the third quarter of 1995 were also negatively impacted by $130,000 in special charges related to the Company's restructuring.

Interest expense was $332,000 in the third quarter of 1996 compared to $533,000 in the prior year due to lower average outstanding borrowings. The Company reduced borrowings primarily through sales of assets related to the discontinued business lines. Debt was reduced approximately $3 million during the third quarter of 1996 with the sale of two idle facilities.

Net loss for the 1996 third quarter was $816,000 versus a $3.3 million net loss in 1995.

The third quarter is traditionally the low point in the Company's sales cycle. Net sales in the third quarter were 35% lower than in the first quarter of 1996. Fourth quarter sales are expected to be modestly higher than third quarter sales due to normal seasonal increases.

The Company is attempting to develop new business and continues to evaluate further cost reduction opportunities to achieve consistent profitability. There can be no assurances that the Company will be successful in these efforts.

Nine Months Ended September 29, 1996 Compared to Nine Months Ended
October 1, 1995

Net sales for the nine months of 1996 were $20.7 million, 55% less than net sales of $46.3 million for the nine months of 1995. Net sales to the Company's major current customers for the first nine months of 1996 were approximately 39% higher than in the first nine months of 1995. This increase mitigated the impact of lower sales resulting from the Company's 1995 decision to exit the manufacture and sale of passenger car electrical and mechanical products and the loss of two large carburetor and two large constant velocity joint customers in 1995.

1995 results reflected higher product and core returns which are reflected as reductions to arrive at net sales. The higher returns were due to customers returning units without replacement sales. Total product and core returns, reflected as reductions in net sales, were 39% in 1996 compared to 45% in 1995.

Carburetor sales were 62% of net sales in the first nine months of 1996 compared to 30% in 1995.

Cost of products sold was 83% of net sales in 1996 compared to 101% in 1995. The reduction in cost of products sold is attributed to the Company's 1995 decision to exit lower margin passenger car electrical and mechanical product lines. 1995 results were also negatively impacted by a $3.5 million write down of inventories due to that decision.

Selling, distribution and administrative expenses were $3.4 million in the first nine months of 1996 compared to $10.6 million for the same period in 1995. Cost reductions resulting from the Company's 1995 decision to exit certain markets, close one manufacturing facility and downsize another manufacturing facility accounted for a large part of the decrease.

1995 results reflect a $1.3 million pretax special charge to earnings reflecting the company's decision to exit the manufacture and sale of passenger car electrical and mechanical products to wholesale distributors and retailers.

Interest expense was $1.2 million in 1996 compared to $1.8 million in the prior year due to lower average outstanding borrowings. The Company reduced borrowings through 1996 primarily through sales of assets related to the discontinued business lines. Interest expense is expected to be lower in future periods as a result of the lower debt levels. Income tax provisions in 1996 and 1995 were minimal due to the company's net operating loss carry forward position.


Liquidity and Capital Resources

Working Capital

Net working capital on September 29, 1996 was negative $(8.6) million compared to negative $(11.2) million on December 31, 1995.

The improvement in net working capital primarily arose from proceeds from the sale of idle facilities and equipment being used to pay down bank debt, which is classified as a current liability. These assets were held as security under the bank agreement.

At September 29, 1996 the Company has classified $6 million of outstanding debt and a $1.5 million capitalized lease obligation as current liabilities. The amount of outstanding loans under the bank lines were $5.9 million on September 29, 1996 versus $11.6 million on December 31, 1995.

The Company is continuing to generate cash from assets idled by its 1995 decision. However, the amount of cash generated in the future is expected to be significantly lower than that generated in the prior three quarters. In the fourth quarter, the Company completed the sale of its last remaining idle facility for approximately $300,000. The proceeds of the sale were used to reduce bank debt.

The Company has had discussions with a representative group of its trade creditors regarding an agreement to settle their unsecured claims. The Company cannot predict the outcome of these discussions. The result of these discussions could have a significant impact on future operations and on net working capital.

Debt

The Company amended its bank credit agreement on July 1, 1996. This amendment expired on September 30, 1996. The banks have continued to fund the Company's operations under substantially the same terms as in effect under the expired extension.

The Company has been in discussion with its banks regarding a long term financing arrangement through 1997 which contemplates an agreement with its unsecured creditors. Discussions between the Company and a panel representing its unsecured creditors have continued through the third quarter. The Company is working to finalize agreements with the banks and unsecured creditors in the fourth quarter. There can be no assurance, however, that such agreements will be obtained. Without long term financing and an agreement with the unsecured creditors, the Company would not have sufficient funds to meet its obligations and would need to seek court protection.

The Company's financial statements are prepared on a going concern basis and do not contain adjustments which may be necessary should the Company be forced to liquidate assets or take other actions to satisfy debt payments.

As previously reported, the Company received notice in September 1995 that the lending bank to its 50% owned Canadian joint venture had demanded payment on its loan and guarantees from the Company. In July 1996, the joint venture's debt was refinanced with another lender. The Company provides, through a wholly owned foreign subsidiary, a guarantee on the outstanding debt.


Cash Flow

The Company decreased its long-term debt, net of cash, by $6.6 million in the nine months ended September 29, 1996. Funds generated by operations, and sales of inventories, plants and equipment related to discontinued product lines accounted for the decrease. The following summarizes significant items affecting the change in total debt, (amounts in thousands).


                                                Sept. 29,      Oct. 1,
                                                  1996          1995
                                               -----------   ----------

Net income (loss)
   Changes in working capital, other             $  2,214     $  5,839

Depreciation and Amortization                         729        1,129

Capital Expenditures                                  (47)        (162)

Proceeds from fixed asset sales                     3,677           10
                                                ----------   ---------

(Increase) Decrease in total debt, net of cash   $  6,573     $  6,816
                                                ==========   =========




PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings

In the second quarter the current owner of a former plant site filed a complaint against the Company and two other parties. The complaint seeks, among other things, an order compelling the Company to investigate and clean the site and related liabilities from a CERCLA action in which the site is located, and other related costs and damages. Several of the Company's insurance carriers have agreed, under a reservation of rights, to provide a defense. The Company is also in negotiations with certain carriers regarding settlement of indemnification coverage for this matter.

The Company continues to be a defendant in three lawsuits from former trade vendors and one former insurance carrier seeking payments of outstanding balances. Negotiations with each of the plaintiffs have continued.


Item 6.     Exhibits and Reports on Form 8-K

            (a)  Exhibits

            (27)  Financial Data Schedules





                       SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



        CHAMPION PARTS, INC.
                   (Registrant)




        DATE:
        By:             /s/ Mark Smetana
               Mark Smetana
               Vice President - Finance
               Corporate Secretary