Form 10-K
period 1996-12-29
CHAMPION PARTS INC
filed 1997-03-31
CIK 19161

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                               FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended December 29, 1996
                                   OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from        to

                        Commission  File No. 1-7807

                  ________CHAMPION PARTS, INC._________
         (Exact name of Registrant as specified in its charter)


          Illinois                              36-2088911
________________________________   _______________________________________
(State or other jurisdiction of      (IRS Employer Identification Number)
incorporation or organization)
2525 22nd Street, Oak Brook, Illinois             60521
(Address of Principal Executive Offices)     ______________
                                               (Zip Code)

Registrant's telephone number, including area code:     630/573-6600

Securities Registered Pursuant to Section 12(b) of the Act:	None

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

As of March 7, 1997, 3,655,266 Common Shares were outstanding and the aggregate market value of the Common Shares held by non-affiliates of the Registrant (based on the closing price as reported on the National Quotation Bureau Incorporated) was approximately $1,011,000. For information as to persons considered to be affiliates for purposes of this calculation, see "Item 5. Market for the Company's Common Shares and Related Shareholder Matters".



PART I

Item 1.	Business

Unless the context indicates otherwise, the term "Company" as used herein means Champion Parts, Inc. and its subsidiaries.


Products

The Company remanufactures and sells replacement fuel systems (carburetors and diesel fuel injection systems) and constant velocity drive assemblies for substantially all makes and models of domestic and foreign automobiles and trucks. It also remanufactures and sells replacement electrical and mechanical products for certain passenger car, agricultural and heavy duty truck original equipment applications.

In 1995, the Company exited the manufacture and sale of passenger car electrical (alternators and starters) and mechanical (clutches and water pumps) products sold to traditional warehouse distributors and retailers. Sales of these product lines accounted for approximately 56% of the Company's 1995 net sales.

During the fiscal years ended December 29, 1996, December 31, 1995, and January 1, 1995, the Company's sales of parts for automobiles (including light duty trucks) accounted for approximately 74%, 89% and 92%, respectively, of the Company's net sales, and sales of parts for heavy duty trucks and farm equipment accounted for approximately 26%, 11% and 8%, respectively, of such net sales.


Marketing and Distribution

The Company's products are marketed throughout the continental United States and in a limited manner in Canada. The Company sells carburetors and constant velocity drive assemblies to automotive warehouse distributors, which in turn sell to jobber stores and through them to service stations, automobile repair shops and individual motorists. In addition, the Company sells to aftermarket retail chains that distribute products through their stores. The Company sells electrical and mechanical products to manufacturers of automobiles, trucks and farm equipment, which purchase the Company's products for resale through their dealers. Of the Company's net sales in the year ended December 29, 1996, approximately 10% were to automotive warehouse distributors; approximately 38% were to manufacturers of automobiles, truck and farm equipment and heavy duty fleet specialists; and approximately 52% were to retailers and other customers.

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

During the fiscal year ended December 29, 1996, the four largest customers of the Company accounted for approximately 37% (AutoZone, Inc.), 17%
(John Deere), and 14% each (Advance Auto Parts and Chrysler Corp.) respectively, of net sales, and no other customer accounted for more than 10% of net sales.

The Company makes available to its customers the MEMA TransnetTM computerized order entry system which is administered by the Motor Equipment Manufacturers Association. The MEMA TransnetTM system enables a customer in any area of the United States to place orders into the Company's central computer, which transmits the orders to the Company's plant servicing that customer's geographic area. It also had direct Electronic Data Interchange with its largest customers.

As of December 29, 1996, sales were made by three direct salesmen and 11 sales agencies.

The Company's sales are typically higher in the first and second quarters than in the third and fourth quarters as there are more repairs of fuel systems, agricultural and heavy duty products in those periods.


Materials

In its remanufacturing operations, the Company obtains used units, commonly known as "cores". A majority of the units remanufactured by the Company are purchased from customers as trade-ins, which are encouraged by the Company in the sale of remanufactured units.

The price of a finished product is comprised of a separately invoiced amount for the core included in the product ("core value") and an amount for remanufacturing. Upon receipt of a core as a trade-in, credit is given to the customer for the then current core value of the part returned. The Company limits trade-ins to cores for units included in its sales catalogs and in rebuildable condition, and credit for cores is allowed only against purchases by a customer of similar remanufactured products within a specified time period. A customer's total allowable credit for core trade-ins is further limited by the dollar volume of the customer's purchases of similar products within wuch time period. In addition to allowing core returns, the Company permits warranty and stock adjustment returns ( generally referred to as "product returns") pursuant to established policies. The Company's core return policies are consistent with industry practice, whereby remanufacturers accept product returns from current customers regardless of whether the remanufacturer actually sold the product. The Company has no obligation to accept product returns from customers that no longer purchase from the Company.

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


Backlog

The Company did not have a significant order backlog at any time during the fiscal years 1996 or 1995.


Competition

The remanufactured automotive parts industry is highly competitive as the Company competes with a number of other companies (including certain original equipment manufacturers) which sell remanufactured automotive parts.
The Company competes with several large regional remanufacturers and with remanufacturers which are franchised by certain original equipment manufacturers to remanufacture their products for regional distribution.
The Company also competes with numerous remanufacturers which serve comparatively local areas. In addition, sales of remanufactured parts compete with sales of similar new replacement parts. Manufacturers of kits used by mechanics to rebuild carburetors may also deemed to be competitors of the Company.

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


Employees

As of December 29, 1996, the Company employed approximately 590 persons, including 70 salaried employees at corporate headquarters and plant locations; and approximately 520 production, warehouse and maintenance employees.

The Collective Bargaining Agreement between the Company and the United Auto Workers (UAW) at the Company's Hope, Arkansas facility expired on April 26, 1991. At the expiration of the contract, the Company implemented its final offer with respect to workers at the facility. The union went on strike effective September 4, 1991. In 1996, the UAW made an unconditional offer to return to work. The company continues to operate the facility with permanent replacements.

The Collective Bargaining Agreement between the Company and the International Brotherhood of Electrical Workers at the Company's Pennsylvania facilities was renewed, for a three year term, in December 1996 effective as of September 1, 1996.





Item 2.            Properties

The Company's corporate headquarters are presently located at 2525 22nd Street, Oak Brook, Illinois. It leases 6,000 square feet of office space at that location. The Company has leased space and intends to relocate the Corporate Offices to a nearby location in early 1997. The facility houses the Company's corporate office functions, including executive administration, finance, and data processing.

The following table sets forth certain information with respect to each of the Company's remanufacturing, warehousing and service facilities other than the corporate headquarters:


                                       Warehouse        Remanufacturing
                                          Area                Area
Location                               (sq. ft.)           (sq. ft.)
                                     -------------     ----------------

OWNED:
-------------------------------
Beech Creek, Pennsylvania                 40,000              160,000



HELD UNDER INDUSTRIAL
REVENUE FINANCING ARRANGEMENTS:
-------------------------------
Hope, Arkansas                            55,000              221,000


LEASED:
-------------------------------
Fresno, California                         4,000
Concord, Ontario, Canada                   4,000


In 1996 the Company sold its Fresno, California, and two Lock Haven, Pennsylvania plants in connection with its restructuring plan.

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

In addition to the EPA letter, the Company received a letter from a group of other PRPs at the Site. Based on the allegations on the quantity of materials sent to the Spectron Site from the Company, the allegations on materials sent to the Spectron Site by other PRPs, and the Steering Committee PRPs' prediction of total costs of investigation and cleanup at the Spectron Site, the Company's share of the liability would be approximately $158,000. This amount would be payable over several years. In addition, the Steering Committee PRPs appear to be offering a quick de minimis settlement option. Pursuit of the de minimis settlement option would cost the Company $229,471 to $305,961, depending on reopener provisions.

The Company has demanded defense and indemnity from its insurance carriers for any liability at the Spectron Site. The Company plans to vigorously pursue its claims against its insurance carriers. Further, the Company believes that its former solvent supplier and waste solvent transporter is responsible for a share of any liability the Company incurs for the Spectron Site cleanup.

City of Industry, California

Lawson Street Matter

In June, 1992, the Company was notified that contamination was discovered in soil at a site at 825 Lawson Street, City of Industry, California at which the Company conducted operations from 1969 to 1981. Solvents of the type used by the Company in its operations had impacted the soil and shallow groundwater at the site. These same solvents are found in the soil and groundwater at numerous other sites in the City of Industry and surrounding Puente Valley. To date, the Company's response to the matter has been one of cooperation with the authorities and other potentially reponsible parties.

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

The Water Board has indicated it will require cleanup of the property. While it is too early to predict the cleanup methodology the Water Board would accept, the Company has retained a consultant who has proposed a plan which would cost in the range of $500,000 to $750,000. The group intends to present its plan to the Water Board in the Spring of 1997.

Under the Cost Sharing Agreement with the other two parties who funded the Site Assessment Report, the Company paid one-third of the cost of the investigatory costs incurred to date. There is no agreement between the 825 PRP group to share the remediation costs. The 825 PRP group is actively pursuing the current property owner for its share of the cleanup costs.

Puente Valley

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

On September 30, 1993, this group of potentially responsible parties entered into an administrative Consent Order (the "Consent Decree") with EPA, pursuant to which the participants would perform a remedial investigation and feasibility study (RI/FS) for the Puente Valley operable unit. The participants also executed an allocation agreement covering the payments required by the Consent Decree, under which the 825 Lawson Street property was assigned approximately 3.75 percent of the cost. The Company has agreed to pay one-third of this amount. The Company was responsible for paying approximately $50,000 toward the RI/FS, most of which was reimbursed by the Company's insurance carries.

The Puente Valley Steering Committee submitted an RI/FS to the USEPA in 1995 which presented various remediation alternatives, including doing nothing based on the low level of contamination. In 1996, the USEPA indicated that they would require monitoring or remediation of the deep water aquifer.
The possible remedies it has identified range in cost from $6 million to $27 million. The Puente Valley Steering Committee has not responded to USEPA pending completion of its study. It is impossible at this time to predict the Company's ultimate share of the potential cleanup costs which is dependent on, among other things, the remediation method selection and allocation to the Company.


Soto Litigation

In the second quarter of 1996 the current owner of the Lawson Street site filed a complaint (the Soto Litigation) against the 825 PRP group seeking, among other things, an order compelling the 825 PRP group to investigate and clean the site and pay for related liabilities from the Puente Valley Superfund Site matter, and other related costs and damages. Several of the Company's insurance carriers have agreed, under a reservation of rights, to provide a defense. The Company is also in negotiations with certain carriers regarding settlement of indemnification coverage for this matter.


Beech Creek, Pennsylvania TCE Contamination

In 1995 the Company began remediation of volatile organic compounds found in the soil and shallow groundwater at its Beech Creek plant. The remediation consists of the venting of volatile organic gases from soil, and the pumping and treating of groundwater. While there are always uncertainties in predicting future cleanup costs, the Company's consultant has predicted annual costs would be approximately $72,000. The consultant currently is unable to predict how long the groundwater pump and treat system will have to operate.

The Company is considering alternative approaches to the Beech Creek remediation. One approach is to excavate and dispose of contaminated soil offsite which would provide quicker cleanup of both soil and groundwater, and cost between $451,000 and $537,000, according to environmental consultants. Of this cost, approximately one-half would be incurred up front, and the remainder would be incurred over a five year period. The Company is also reviewing other viable remediation alternatives under Pennsylvania's new Act 2 legislation.



Insurance Coverage Litigation

The Company has filed a complaint in Illinois State Court, in DuPage County, against its insurance carriers for a declaration that the insurance carriers are liable for all the Company's defense, investigation and cleanup costs at the Beech Creek, City of Industry, Puente Valley and Spectron sites and for any liability in the Soto litigation.

In 1995, the Company entered into a partial settlement agreement with certain carriers whereby these carriers paid a significant percentage of past defense costs through November, 1995 on the Beech Creek and City of Industry sites. Some of these carriers are also paying for the Company's defense, with a reservation of rights, in the Soto litigation. The Company and certain insurance carriers are in negotiations over the payment of future costs at the open sites.


Summary

Although the ultimate outcome of its environmental matters and potential insurance settlements is not determinable, given the Company's current financial condition resolution of these matters could have a material impact on the Company's financial condition and operating results.


Other Litigation

The Company is a defendant in lawsuits from trade creditors seeking payment of outstanding amounts. Other trade vendors have asserted that they may take legal action to collect outstanding balances. The Company has been negotiating with a panel representing certain of its unsecured creditors on a plan to settle these obligations. See Management's Discussion and Analysis Part II, (Item 7) for further discussion. Should the Company not be able to consummate the settlement plan, it is uncertain as to the ultimate outcome of the current or threathen litigation.



Item 4.            Submission of Matters to a Vote of Shareholders


                               	None



PART II


Item 5.            Market for the Company's Common Shares and
                        Related Shareholder Matters

The Company's Common Shares are traded over the counter on the NASD Electronic Bulletin Board under the symbol "CREB". As of March 7, 1997, there were 822 holders of record of the Company's Common Shares. This number does not include beneficial owners of Common Shares whose shares are held in the name of banks, brokers, nominees or other fiduciaries.

The information appearing in the following table on the range of high and low trade prices for the Company's Common Shares was obtained from NASDAQ quotations in the NASD's Monthly Statistical Reports and NASD Quotation Service Reports.


                                    Fiscal             Fiscal
                                  Year Ended         Year Ended
                              December 29, 1996   December 31, 1995
                              -----------------   -----------------

Quarter                         Low       High     Low       High
Ended:                         Price      Price   Price      Price
----------------              ------     ------   ------    ------

March 31                        3/16      15/16    3-1/8     3-5/8

June 30                         1/4        1         7/8     1-1/2

September 30                   11/32       .5        3/4     1-1/8

December 31                     3/8        .5        1/4       5/8


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


Item 6.

Selected Financial Data (Note 1)
(Data in thousands, except per share data)

                             1996      1995       1994      1993      1992

NET SALES (Note 2)          $27,556    $52,954    $95,337   $100,040  $96,743

COSTS AND EXPENSES:

  Operating costs (Note 3)   27,527     69,454     99,050     95,769  103,923
  Interest - net              1,489      2,339      2,423      2,282    2,248
                            -------    -------    -------    -------  -------
                             29,016     71,793    101,473     98,051  106,171

EARNINGS (LOSS) BEFORE
   INCOME TAXES              (1,460)   (18,839)    (6,136)     1,989   (9,428)

INCOME TAXES (BENEFIT)            7          1       (297)       176   (1,644)
                             ------    -------    -------     ------   ------

NET EARNINGS (LOSS)         $(1,467)  $(18,840)   $(5,839)    $1,813  $(7,784)
                            =======   ========    =======     ======  =======

AVERAGE COMMON SHARES
  OUTSTANDING AND COMMON
  SHARE EQUIVALENTS       3,655,266  3,655,266  3,655,266  3,655,266 3,655,266


NET EARNINGS (LOSS) PER
   COMMON SHARE:            $ (0.40)   $ (5.15)   $ (1.60)    $ 0.50  $ (2.13)
                            =======    =======    =======     ======  =======

AT YEAR-END

  Total assets             $19,666     $28,565    $55,312    $56,147  $59,895

  Long-term obligations
  (Note 4)                 $    43     $   701    $ 1,451    $19,281  $24,802


Note 1: Results for 1992 reflect the reclassification of a foreign joint venture.
Note 2: In 1995 the Company adopted a plan to refocus its business and exit the manufacture and sale of passenger car electrical products. Sales to those customers affected by the Company's announcement accounted for approximately 56% of sales in 1995.
Note 3: Special Charges and Restructuring Charges of $1,602,000 in 1995, $3,400,000 in 1994, and $3,223,000 in 1992, are included in operating costs. Included in 1995 results are $6.1 million in write downs of inventory due to the Company's decision to exit certain product lines. Included in 1994 results were $2.2 million in inventory provisions to revalue the Company's inventory.
Note 4: In 1996, 1995 and 1994 long term obligations do not reflect amounts due on the bank credit agreement and other maturities. See Note 3 to the Company's Consolidated Financial Statements.




Item 7.          Management's Discussion and Analysis of Financial
                         Condition and Results of Operations

Results of Operations

Significant Developments

The Company has reached a preliminary understanding with a panel representing certain of its unsecured trade creditors. The understanding would provide for the Company to pay approximately $1.7 million (or 31%) in full settlement of approximately $5.5 million in specified unsecured claims ("the settlement class"). These claims consist primarily of certain trade obligations arising prior to April 1995 and certain retrospective insurance premiums. Since that time, the Company has only been paying for current purchases due to its limited financial resources.

To fund the settlement the Company contemplates using $600,000 in existing cash reserves and a $1.175 million cash infusion from Raymond G. Perelman, or a company affiliated with him. Mr. Perelman is a principal stockholder and director of the Company. Mr. Barry Katz, also a director of the Company, is the President a company affiliated with Mr. Perelman. In exchange for the proposed cash infusion, RGP would receive from the Company one million newly issued common shares, warrants to purchase two million common shares at 50 cents per share of which 1,100,000 would be callable at $0.50 per warrant, 1,250,000 cumulative redeemable 7% preferred shares with voting rights and a stated value of $0.40 per share, and a $275,000 promissory note carrying a 7% interest rate. The note would be partially secured by certain Company-owned real estate. For a three year period, the Company would have the right to repurchase warrants covering 1,100,000 shares for $550,000. The proposed agreement with RGP would also increase the Company's board from seven to nine members and allow Mr. Perelman to designate a majority of the Board.

The creditor settlement would be subject to ratification by members of the settlement class, of which there are approximately 40 members, and
completion  of   the  necessary  agreements  with the creditors and
Mr.  Perelman.

The Company, at present, intends to solicit the unsecured creditors' participation through a composition agreement early in the second quarter. It is contemplated that this settlement would be accomplished out of court and completed in the second quarter. Because this plan contemplates the participation of each unsecured creditor in the class, there is no assurance that the Company will be able to complete this process. If prior agreement among those creditors approving a settlement is obtained, the Company may seek court protection under Chapter 11 of the Bankrupcy Code to confirm the plan. If this occurs, there are certain inherent legal and business risk that could cause the actual reorganization plan to be different than that proposed.

The unsecured debt restructuring described above is a result of the Company's overall restructuring plan announced in 1995. The plan resulted in the Company exiting the manufacture and sale of passenger car electrical (alternators and starters) and mechanical (clutches and water pumps) products to the traditional warehouse distributor and retail markets in the United States and Canada. These products accounted for about 56% of the Company's total 1995 sales. The Company posted $7.7 million in special charges and inventory provisions in 1995 related to this decision.

In connection with that restructuring plan, the Company obtained continued financing from its banks subject to declining commitment levels and certain collateral coverage requirements. In order to meet these requirements, the Company restructured its operations and sold assets, primarily inventory, property and equipment related to the discontinued product lines. The Company has been in default of various covenants of its bank credit agreement since April 1995. The banks have conditionally waived the defaults and have provided short term extension pending completion of settlement negotiations with the unsecured creditors. However, the Company's banks have indicated that they do not intend to provide long term financing to the Company. The current bank agreement expires on March 31, 1997. There can be no assurance that the banks will continue to extend financing to the Company beyond that date.


1996 Compared to 1995

Net sales for 1996 were $27.6 million or 48% lower than 1995 net sales of $53 million. As previously discussed, 1995 net sales included approximately $30 million in sales (56% of total sales) to customers affected by the Company's decision to exit certain product lines and the loss of three large carburetor and constant velocity joint customers. With the restructuring, the Company has narrowed its product line to certain niche markets: fuel systems, constant velocity joints and certain passenger car, agricultural and heavy duty applications. IN 1996, sales to the Company's six largest customers, which accounted for 92% of total sales, were 35% higher than 1995 sales to these customers. The increase was primarily due to those customers' reaction to the Company's focus on niche markets and expansion of the Company's business with them. The Company has also focused on expanding its business in these niche markets.

The Company's primary product line is remanufactured carburetors which accounted for 63% of 1996 net sales compared to 35% in 1995. The Company's main distribution channel is through two large retailers which accounted for 80% of 1996 net carburetor sales. The balance of the carburetor sales were to original equipment aftermarket customers, traditional warehouse distributors and jobbers.

The Company believes it continues to be a significant supplier of carburetors to the aftermarket. Since the mid-1980's carburetors have been installed in fewer new vehicles sold in the United States due to the increased use of fuel injection systems. However, the Company continues to sell replacement units for older vehicles, many of which use carburetors. Overall carburetor sales are declining in the U.S. market. The Company believes that the retail segment will continue to expand its sales of carburetors in the futue while the traditional channels will continue to decrease. Factors contributing to this trend include the overall growth of the retailers' market share in the automotive parts aftermarket, consolidation of traditional distribution channels, price competitiveness and traditional distributors' desire to limit their investment in the carburetor product line. The Company has introduced various marketing programs in recent years, including an overnight delivery program, to help enhance sales to traditional distributors.

The Company is making efforts to grow its constant velocity joint business to replace 1995 lost business. The Company anticipates continued overall market volume growth in the constant velocity joint product line as the number of front wheel drive vehicles entering the prime repair age increases. However, there can be no assurances the Company will be able to replace the lost constant velocity joint business.

Reflected in net sales are deductions for product and core returns which were 38% and 44% of total sales in 1996 and 1995, respectively. The lower return percentage in 1996 is a function of the decrease in core sales and return volume. 1995 returns were also impacted by lost customers making final product and core returns in a period of declining demand. The Company has a customer product return policy to control product and core returns. It has also established reserves against expected future declining core values.

Cost of products sold was 84% of net sales in 1996 compared to 94% in 1995. The prior year percentage was adjusted for $6.1 million in special inventory provisions to write down discontinued inventory to estimated net realizable values. The improvement in 1996 is principally due to the increased sales mix to the carburetor and original equipment markets, which carry higher margins, compared to the 1995 sales mix.

Selling, distribution and administration expenses were $4.4 million in 1996, 63% lower than 1995 expenses of $11.9 million. The principal reason for the significant reduction was the downsizing of the Company's operations as a result of its strategic decision to exit certain product lines. 1995 results also reflected a $1.6 million special charge related to the restructuring decision.

Interest expense declined to $1,500,000 in 1996 from $2.3 million in 1995. Total debt reduction was $6.6 million (47%) in 1996 as the Company sold inventory, equipment and facilities related to the discontinued business. The Company did not record a tax benefit on 1996 or 1995 losses due to uncertainties over the realization of tax loss carry forwards.

The net loss for 1996 was $1.5 million compared to $18.8 million in 1995.


1995 Compared to 1994

Net sales for 1995 were $53 million, 44% less than net sales of $95.3 million for 1994. The Company experienced lower sales in all of its major product lines due to its decision to exit the sale of passenger car electrical and mechanical products to traditional warehouse distributors and retailers.
The Company also lost its two largest carburetor customers in the third quarter and two large constant velocity customers in the second and third quarters. Sales to the customers affected by the Company's decision accounted for approximately 56% of 1995 sales. The Company began to experience higher product and core returns at the end of the second quarter, which are reflected as deductions to net sales, as lost customers made final returns in a period of declining sales. Total product and core returns, reflected as deduction in net sales, were 44% of gross sales in 1995 compared to 38% in 1994.

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

At the end of the first quarter of 1995, one of the Company's primary constant velocity joint customers changed to a competitor. The other primary constant velocity joint customer, which was the Company's largest customer, changed to a competitor in the third quarter of 1995. These customers accounted for approximately 65% of 1995 constant velocity joint net sales and 3% of total 1995 net sales.

Cost of products sold was 94% of net sales in 1995 compared to 84.4% in 1994. The 1995 percentage has been adjusted for $6.1 million in special inventory provisions to write down discontinued inventory to estimated net realizable value. The Company experienced labor inefficiencies and underabsorbed plant overhead costs resulting from the 45% decrease in 1995 unit volume as compared to 1994. 1995 costs of products sold were also impacted by $6.1 million in inventory write downs as described above. In 1994, cost of products sold included $2.2 million of fourth quarter provisions to reflect adjustments to the Company's constant velocity drive assembly inventory and a change in inventory management practices.

Selling, distribution and administrative expenses were $11.9 million in 1995 compared to $15.2 million in 1994. The Company recorded $0.7 million in legal and professional fees related to a proposed equity infusion, restructuring plan and amendment of the bank credit agreement in 1995.
These expenses offset decreases in distribution costs due to lower unit sales and in selling and administrative costs resulting from 1995 headcount reductions.

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





Factors Which May Affect Future Results

This annual report contains forward looking statements that are subject to risks and uncertainties, including but not limited to the following:

The Company has reached a preliminary understanding with a panel representing certain of its unsecured trade creditors. This understanding is subject to ratification by the settlement class, completion of agreements with the class and Raymond G. Perelman and related documents. There are no assurances that the Company will be able to complete these items. If it cannot, the Company may be forced to file for legal protection from its creditors under U. S. Bankruptcy Code. Because of the inherent legal and business risks involved in a bankruptcy filing, there is no assurance that the Company would continue as a going concern. Refer also to the "Liquidity and Capital Resources" section below.

The Company expects the existing over-capacity in the automotive aftermarket and consolidation within its distribution channels to cause continued selling price pressure for the foreseeable future. The present competitive environment is causing change in traditional aftermarket distribution channels resulting in retailers gaining additional market presence at the expense of traditional wholesalers. In response, the Company has diversified its customer base and currently serves all major segments, including automotive warehouse distributors and jobbers, original equipment manufacturers of automotive equiment and large volume automotive retailers. The anticipated decline in sales from the profitable carburetor product line over the longer term will impact future restuls. The Company will seek to offset these impacts through development of niche product markets, improvements in its manufacturing processes and cost containment with a strong focus on capacity utilization.

The Company's six largest customers accounted for an aggregate of 92% of the Company's total sales in 1996. Given the Company's current financial condition and its manufacturing cost structure, the loss of a large customer could have a materially adverse impact on the Company's results and could affect the Company's ability to remain a going concern.

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


Liquidity and Capital Resources

Working Capital

Working capital at December 29, 1996, was ($9.9) million, compared to ($11.2) million at the end of 1995. This increase was primarily attributable to reduction of bank loans from the net proceeds from the sale of certain property and equipment.

Accounts receivable at the end of 1996 were $5.1 million, up $.4 million, or 8.5%, from the previous year-end balance of $4.7 million. The increase was directly attributable to the larger sales volume at the end of the fourth quarter of 1996 compared to 1995.

Net inventory at the end of 1996 decreased to $7.0 million, from $10.7 million at the end of the prior year as the Company reduced overall inventory levels, particularly in its discontinued product lines.

Accounts payable and interest and other accrued expenses were approximately at the same levels in 1996 and 1995.


Debt

As previously disclosed, the Company reduced its total debt to $7.6 million at December 29, 1996 from $14.2 million at December 31, 1995. The reduction was primarily due to reductions in working capital (inventory) and sales of property and equipment related to discontinued product lines.

At December 29, 1996, the Company had available $6.4 million under the Company's credit agreement of which $5.9 million was borrowed.

The Company has been in default of various covenants of its bank credit agreement and, by cross default, reimbursement agreements supporting letters of credit since April 1995. The Company's banks have agreed to forebear from declaring a default on the Company's credit facility and extend it through March 31, 1997. They have indicated a willingness to continue to extend the facility at the current levels on a short-term basis as the Company attempts to finalize a settlement with its unsecured creditors; however, there can be no assurance that they will continue to fund the Company. The banks have also indicated that they do not intend to finance the Company on a long term basis. The Company has reflected outstanding amounts under the credit agreement and a $1,500,000 capitalized lease obligation as current maturities in its 1996 financial statements.

Without an extension of the current credit agreement or a replacement facility, the Company would not have sufficient funds to pay its debts should the lenders demand payment and would not be able to continue as a going concern.

The Company is also indebted to various unsecured creditors, including current and former trade vendors. Given the Company's current financial situation and the lack of a long-term financing agreement, it currently does not have the ability to pay these debts should the creditors demand payment. As previously disclosed, the Company has reached a preliminary understanding with a panel representing certain of its unsecured creditors. There can be no assurances that the Company and the members of the settlement class will be able to consummate the settlement.

The Company's financial statements have been prepared on a going concern basis and do not contain adjustments which may be necessary should the Company be forced to liquidate assets or take other actions to satisfy debt payments or discontinue its business.

The Company, through a wholly owned foreign subsidiary, is a joint and several guarantor of Canadian $1.75 million of bank debt with its partner in a 50% owned Canadian venture. As part of the 1992 restructuring charge, the Company provided a reserve for a contingent liability to the venture's bank. The amount of the loan plus accrued and unpaid interest was Canadian $1,100,000 at December 29, 1996.


Cash Flow

The Company decreased its debt, net of cash, by $6.4 million in 1996. Cash flow was generated primarily from reductions in working capital and net proceeds from the sale of property and equipment related to discontinued product lines. Cash flow from operations was a breakeven levels for the year. Capital expenditures on equipment were not significant. The following summarizes significant items affecting the change in total debt (amounts in thousands).


                                            December 29,       December 31,
                                                1996               1995
                                           --------------    --------------
Net income (loss),
  changes in working capital, other          $     4,052       $    18,063
Special Charges                                      ---            (1,602)
Noncash Depreciation, Amortization
  and Provisions                                  (1,021)           (8,660)
Capital Expenditures                                 (47)             (122)
Proceeds from sale of
  property, plant and equipment                    3,419                42
                                            -------------     -------------
Decrease in total debt, net of cash          $     6,403        $    7,721
                                            -------------     -------------


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

	 PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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


                                     Principal Occupation            Served as
                                      and Positions with            a Director
Name (Age)                               the Company                    Since
------------------------- ------------------------------------------ ---------

Thomas W. Blashill (37)   Director,  President and CEO of the Company     1993

John R. Gross (65)        Owner, Chaney Auto Parts, Inc., Crest Hill,
                          Illinois                                        1966

Raymond F. Gross (58)     Vice President, Erecta Shelters, Inc.,
                          Ft. Smith, Arkansas; consultant to the
                          Company                                         1968

Gary S. Hopmayer (57)     Director, Original American Scones, Inc.,       1987
                          Chicago, Illinois

Barry L. Katz (45)        President and General Counsel,
                          Belmont Holdings Corp.                          1993

Edward R. Kipling (65)    Retired                                         1987

Raymond G. Perelman (79)  Chairman of the Board and Chief Executive
                          Officer,                                        1988
                          RGP Holding, Inc., Philadelphia,
                          Pennsylvania  and Belmont Holdings, Corp.,
                          Bala Cynwyd, Pennsylvania

Mark Smetana (36)         Vice-President - Finance and Corporate
                          Secretary

Richard B. Hebert (56)    Treasurer


Mr. Blashill joined the Company in August, 1992 as Director of Financial Operations. He has held the position of President and CEO since September 1995. From March 1993 to September 1995, he was Executive Vice President, Secretary and Treasurer. He was Vice President and Treasurer of Washington Steel Corporation from 1991 to 1992. He was Director of Finance of Washington Steel Corporation from 1988 to 1991.

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

Mr. Katz has served as a director of the Company since December 1993. From December 16, 1992 to January 19, 1993 he held the position of Senior Vice President of the Company. Since 1993 Mr. Katz has been President and General Counsel for RGP Holding, Inc., and was its Senior Vice President and General Counsel since May 1992. From March 1990 to 1994, he served as Senior Vice President and General Counsel for General Refractories Company, and since that time has been its President. Since 1994 Mr. Katz has been President and General Counsel for Belmont Holdings, Corp.

Mr. Kipling was Vice President and General Manager of the Rayloc Division of Genuine Parts Company, a remanufacturer of automotive parts, for more than five years prior to January, 1987, and has since been retired.

Mr. Perelman had served as Chairman of the Board from December 16, 1992 until November 1995 and was President and Chief Executive Officer from December 16, 1992 to January 19, 1993. He has been Chairman of the Board of RGP Holding, Inc., a privately-held holding company, since May 1992. Since 1985, he was the Chairman of the Board and Chief Executive Officer of General Refractories Company Since 1994 Mr. Perelman has been Chairman of the Board and CEO of Belmont Holdings, Corp., a company with subsidiaries operating mining and processing businesses.

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


                (b)  Arrangements Concerning the Board of Directors

Except for directors who are officers of the Company, each director received a fee of $10,000 for service as a director during the Company's fiscal year ended December 29, 1996. In addition, directors are reimbursed for their reasonable travel expenses incurred in attending meetings and in connection with Company business.

The Company has an indemnification agreement with each director of the Company that provides that the Company shall indemnify the director against certain claims that may be asserted against him by reason of serving on the Board of Directors.

Messrs. Hopmayer and Kipling were originally nominated to serve as directors pursuant to a Stock Purchase Agreement dated March 18, 1987 between the
Company and Echlin Inc.   See "Ownership of Voting Securities" below for
additional information concerning Echlin Inc. and transactions between the Company and Echlin Inc.

Mr. Katz serves as a director at the request of Mr. Perelman and pursuant to an agreement between Mr. Perelman, RGP Holdings, Inc. and the Company.
(See Item 12, Note 2 regarding this agreement.)



ITEM 11.       EXECUTIVE COMPENSATION

                (a)  	Executive Officer Compensation and Arrangements

Executive Compensation

The following table sets forth information with respect to all compensation paid to the Company's Chief Executive Officer and Vice President of Finance at the end of the Company's three most recent fiscal years. There were no other executives whose compensation exceeded $100,000 for services rendered in all capacities to the Company during 1996.



                         Annual Compensation
------------------------------------------------------------------------
              (a)              (b)      (c)        (d)       (e)

---------------------------- ------- ---------- -------- ------------
                                                            Other
     Name and Principal        Year    Salary     Bonus     Annual
          Position                                       Compensation
                                #        $          $         (1)
                                                               $
---------------------------- ------- ---------- -------- ------------

Thomas W. Blashill            1996     $138,450     0          ---
President and

Chief Executive Officer (3)   1995     $137,126     0          ---

                              1994     $128,173     0          ---
------------------------------------------------------------------------

Mark Smetana                  1996     $100,080     0          ---
Vice President - Finance and
Secretary (4)                 1995      $98,480     0          ---

                              1994     $104,870     0          ---
------------------------------------------------------------------------

------------------------------------------------------------------------


                           Long Term Compensation

----------------------------------------------------------------------------

                                  Awards             Payout
----------------------------------------------------------------------------

             (a)             (b)     (f)        (g)        (h)         (i)

--------------------------- ----- ---------- ----------- ---------- ---------
                                             Securities             All Other
    Name and Principal            Restricted  Underlying    LTIP    Compensa-
         Position            Year   Stock      Options/    Payouts    tion(2)
                                   Award(s)      SAR's
                              #       $            #         $          $
--------------------------- ----- ---------- ----------- ---------- ---------

Thomas W. Blashill           1996     0            0          0          0
President and

Chief Executive Officer (3)  1995     0         50,000        0        $700

                             1994     0            0          0      $3,000
-----------------------------------------------------------------------------

Mark Smetana                 1996     0            0          0          0
Vice President - Finance
and Secretary(4)             1995     0         15,000        0        $812

                             1994     0            0          0          0
-----------------------------------------------------------------------------

(1)     The  amounts are below  threshold reporting requirements.

(2)     The amounts reported are allocations under its Employee Stock
Ownership Plan.

(3) Mr. Blashill was appointed President and CEO in September 1995. He was Executive Vice President, Chief Financial Officer, Treasurer prior to that date.

(4) Mr. Smetana was appointed Vice President - Finance and Secretary in September 1995. He was Director of Finance and Corporate Controller prior to that date.

Messrs. Blashill and Smetana have severance compensation agreements with the Company that provides for severance pay equal to six months salary following termination from the Company .

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

There were no stock options granted to the named executives during 1996. The following table provides certain information with respect to the number and value of unexercised options outstanding as of December 29, 1996. (No options were exercised by the named executive officers during 1996.)

Aggregated 1996 Option Exercises and December 29, 1996 Option Values


                                               Number of
                                              Securities            Value of
                                              Underlying          Unexercised
                                             Unexercised         In-the-Money
                       Shares                  Options/             Options/
                      Acquired       Value   Exercisable/        Exercisable/
Name                 on Exercise   Realized
                          #           ($)    Unexercisable      Unexercisable
-------------------- -----------  --------- ---------------  ----------------

Thomas W. Blashill        0            0       50,000/0            $0/$0

Mark Smetana              0            0       15,000/0            $0/$0


All outstanding options were out of the money at December 29, 1996.




Compensation Committee Interlocks and Insider Participation

Messrs. Perelman, Kipling and John Gross presently serve as members of the Compensation Committee. None of these members was an officer or employee of the Company, a former officer of the Company, or a party to any relationship requiring disclosure under Item 404 of SEC Regulation S-K during 1996.



(b)                   Director Compensation Arrangements

Information regarding director compensation is set forth under Item 10(b) above.

Item 12:          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                		AND MANAGEMENT

The following tabulation shows, as of March 7, 1997, (a) the name, address and Common Share ownership for each person known by the Company to be the beneficial owner of more than five percent of the Company's outstanding
Common  Shares,   (b) the  Common  Share  ownership of each  director,
c) the Common Share ownership for each executive officer named in the compensation table, and (d) the Common Share ownership for all directors and executive officers as a group.



                                      Number of Common    Percent of Common
Beneficial Owner                     Shares Beneficially  Shares Outstanding
                                          Owned(1)

RGP Holding, Inc.
   225 City Line Avenue
   Bala Cynwyd, Pennsylvania  19004       661,600 (2)          18.1% (2)

Echlin Inc.
   100 Double Beach Road
   Branford, Connecticut 06405            600,000 (3)          16.4% (3)

John R. Gross,                            108,212               3.0%
   Director(7)

Champion Parts, Inc.
   Empolyee Stock Ownership Plan
   c/o Champion Parts, Inc.
   2525 22nd Street
   Oak Brook, Illinois 60521               61,383 (4)           1.7% (4)

Raymond F. Gross,
   Director(7)                             31,164                     *

Gary S. Hopmayer,
   Director(3)                               ---                 ---

Barry L. Katz,
   Director(2)                              7,500                     *

Edward R. Kipling,
   Director(3)                              2,000                     *

Raymond G. Perelmen,
   Director                               661,600 (2)          18.1% (2)

Thomas W. Blashill,
   Director, President and CEO              5,592 (5)                 *

Richard B. Hebert
   Treasurer                                3,754 (5)                 *

Mark Smetana
   Vice President - Finance
   and Secretary                            2,634 (5)                 *

All directors and executive officers
as a group (9 persons)(6)                 822,456              22.5%

* Not greater than 1%.


(1) Information with respect to beneficial ownership is based on information furnished to the Company or contained in filings made with the Securities and Exchange Commission.

(2) RGP Holding, Inc. is indirectly controlled by Mr. Perelman. Pursuant to an agreement between the Company, Mr. Raymond G. Perelman and RGP Holding, Inc. dated September 20, 1993 and amended October 9, 1995 Mr. Perelman and RGP granted to the proxy holders appointed by the Board of Directors of the Company the proxy to vote all shares beneficially owned by them, including shares held by any affiliates (the "Perelman Shares"), for the election of certain nominees. Mr. Perelman and RGP have also agreed, among other things, not to solicit proxies in opposition to such nominees. The Company and the Board have agreed that if shareholders of the Company votes shares in person or by proxy for nominees other than such nominees, the proxy holders appointed by the Company will cumulate their votes in such manner as to attempt to elect Mr. Katz prior to the election of Mr. Blashill

(3) All shares owned by Echlin Inc. ("Echlin") are subject to a Stock Purchase Agreement dated March 18, 1987 between the Company and Echlin.
Under the Stock Purchase Agreement, Echlin may vote its shares in its discretion. During the fiscal year ended December 31, 1996, the Company purchased approximately $1.2 million of components used in the remanufacture of automotive parts from Echlin. On March 9, 1992, Echlin notified the Company that it was exercising its limited market protection rights under the Stock Purchase Agreement. Accordingly, the Company issued a $2,400,000 promissory note to Echlin which has been and is to continue to be paid to Echlin in quarterly installments of $200,000. The note carries an interest rate of 1% above prime. In April 1995, the Company defaulted on the final installment of this note. It subsequently paid $100,000 and $100,000 remains outstanding.

Messrs. Hopmayer and Kipling were originally nominated as directors pursuant to the Stock Purchase Agreement.

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

(5) Includes 2,592, 3,754 and 1,134 shares allocated to Messrs. Blashill's, Hebert's and Smetana's accounts, respectively, under the Employee Stock Ownership Plan.

(6) Includes a total of 7,480 shares allocated to the accounts of executive officers under the Employee Stock Ownership Plan (the "Stock Ownership Plan"). Does not include 59,903 shares allocated to the accounts of employees other than executive officers. Each of the participants in the Stock Ownership Plan is entitled to direct the turstees as to the voting of shares allocated to his or her account.

(7) As of March 7, 1997 Elizabeth Gross, her children and members of their immediate families beneficially owned 200,000 Common Shares, or approximately 5.5% of the Common Shares outstanding. John R. Gross and Raymond F. Gross, children of Elizabeth Gross, are directors of the Company.


Item 13.     Certain Relationship and Related Transactions

Information required under this Item 13 is set forth above under Part III,
Item 12, Notes (2) and (3) and in Part III, Item 11, Compensation Committee Interlocks and Insider Participation.


      PART IV

Item 14.    Exhibits, Financial Statements Schedules, and Reports on Form 8-K

(a)   Consolidated Financial Statements and Schedule and Exhibits:

(1. and 2.)   The consolidated financial statements and schedule listed in the accompanying table of contents for consolidated financial statements are filed herewith.

(3.)   The exhibits required by Item 601 of Regulation S-K and filed herewith are listed in the exhibit index which follows the consolidated financial statements and financial statement schedule and immediately precedes the exhibits filed. Pursuant to Regulation S-K, Item 601(b)(4)(iii), the Company has not filed with Exhibit (4) any instrument with respect to long-term debt (including individaul bank lines of credit, mortgages and instruments relating to industrial revenue bond financing) where the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of each such instrument to the Securities and Exchange Commission on request.

(b)   Reports on Form 8-K:      None




SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



							CHAMPION PARTS, INC.



Date:  March 31, 1997               By:  /s/ Mark Smetana

                                         Mark Smetana
                                         Vice President - Finance and
                             			         Corporate Secretary


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 31, 1997.



By:  /s/  Thomas W. Blashill            By:  /s/ Gary S. Hopmayer____
     Thomas W. Blashill, President            Gary S. Hopmayer, Director
     and Director


By:  /s/ Edward R. Kipling____          By:  /s/ Raymond F. Gross_____
     Edward R. Kipling, Director             Raymond F. Gross, Director


By:  /s/ John R. Gross__________
     John R. Gross, Director




	CHAMPION PARTS, INC. AND SUBSIDIARIES


Consolidated Financial Statements and Financial Statement Schedule comprising
Item 8 and Items 14(a)(1) and (2) for the Years Ended December 29, 1996, December 31, 1995, and January 1, 1995 and Reports of Independent Certified Public Accountants.



CHAMPION PARTS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS



                                                           Page

Reports of Independent Certified Public Accountants         32-33

Consolidated Financial Statements (Item 14(a)(1)):

   The following consolidated financial statements of Champion Parts, Inc. and subsidiaries are included in
   Part II, Item 8:

Consolidated balance sheets - December 29, 1996 and
   December 31, 1995                                        34-35

Consolidated statements of operations - years ended
   December 29, 1996, December 31, 1995 and January 1, 1995 			36
Consolidated statements of stockholders' equity - years ended
   December 29, 1996, December 31, 1995 and  January 1, 1995   37
Consolidated statements of cash flows - years ended
   December 29, 1996, December 31, 1995 and January 1, 1995    38

Notes to consolidated financial statements
Consolidated Financial Statement Schedule (Item 14(a)(2)):  39-54

   Schedule II - Valuation and qualifying accounts             55



All other schedules are omitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements or notes thereto.




REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors of
Champion Parts, Inc.
Oak Brook, Illinois

We have audited the accompanying consolidated balance sheets of Champion Parts, Inc. and Subsidiaries as of December 29, 1996 and December 31, 1995 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years the period ended December 29, 1996. We have also audited the 1996 and 1995 schedules listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Champion Parts, Inc. and Subsidiaries at December 29, 1996 and December 31 1995, and the results of their operations and their cash flows for each of the two years in the period ended December 29, 1996 in conformity with generally accepted accounting principles.

Also, in our opinion, the 1996 and 1995 schedules present fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a deficiency in stockholders' equity. In addition, the Company has violated various covenants of its bank credit agreement and has not paid various unsecured creditors under the terms of sales. The Company does not have the ability to pay these debts should the lenders demand payment. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 3 and Note 16. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Seidman, LLP


Chicago, Illinois
March 10, 1997




REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and the Board of Directors of Champion Parts, Inc.

We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Champion Parts, Inc. (an Illinois Corporation) and Subsidiaries for the year ended January 1, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of its operations and cash flows of Champion Parts, Inc. for the year ended January 1, 1995, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole.The schedule listed in the Table of Contents of the consolidated financial statements is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly sates in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in violation of certain covenants of its loan agreements that give the lenders the right to accelerate the due date of their loans, which raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might results should the Company be unable to continue as a going concern.


/s/ Arthur Andersen  LLP
Chicago, Illinois,
February 21, 1995






CHAMPION PARTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------

                                            December 29,      December 31,
                                               1996               1995
                                         ----------------  ----------------
ASSETS

CURRENT ASSETS:

   Cash                                    $    707,000       $    874,000
   Accounts receivable, less
     allowance for uncollectible
     accounts of $795,000 and
     $1,715,000 in 1996 and 1995,
     respectively                             5,129,000          4,737,000
  Inventories                                 7,040,000         10,700,000
  Prepaid expenses and other assets             252,000            294,000
  Deferred income tax asset                     561,000          1,536,000
                                           ------------       ------------
           Total current assets              13,689,000         18,141,000


PROPERTY, PLANT AND EQUIPMENT: EQUIPMENT:

  Land                                          259,000            475,000
  Buildings                                   7,821,000         13,067,000
  Machinery and equipment                    12,603,000         16,524,000
  Leasehold improvements                        509,000            754,000
                                           ------------       ------------
                                             21,192,000         30,820,000
  Less:  Accumulated depreciation            15,683,000         20,986,000
                                           ------------       ------------
                                              5,509,000          9,834,000

OTHER ASSETS                                    468,000            590,000
                                           ------------       ------------
                                           $ 19,666,000       $ 28,565,000
                                           ============       ============


The accompanying notes are an integral part of these statements.



                                            December 29,      December 31,
                                                1996              1995
                                         ----------------   ---------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:


  Accounts payable                          $  8,047,000       $  7,320,000
  Accrued expenses:
  Salaries, wages and employee benefits          891,000            808,000
  Other accrued expenses                       6,914,000          7,704,000
  Taxes other than income                        228,000             76,000
  Current maturities of long-term debt         7,550,000         13,462,000
                                           -------------      -------------
         Total current liabilities            23,630,000         29,370,000


DEFERRED INCOME TAXES                            478,000          1,403,000

LONG-TERM DEBT - Less current maturities          43,000            701,000

STOCKHOLDERS' EQUITY:

  Preferred stock - No par value;
   authorized, 10,000,000 shares:
   issued and outstanding, none                      ---               ---
  Common stock - $.10 par value;
   authorized, 50,000,000 shares:
   issued and outstanding, 3,655,266             366,000            366,000
  Additional paid-in capital                  15,578,000         15,578,000
  Retained earnings                          (19,728,000)       (18,261,000)
  Cumulative translation adjustment             (701,000)          (592,000)
                                           -------------      -------------

                                              (4,485,000)        (2,909,000)
                                           -------------      -------------
                                            $ 19,666,000       $ 28,565,000
                                           =============      =============


The accompanying notes are an integral part of these statements.


CHAMPION PARTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED

                                  December 29,   December 31,   January 1,
                                      1996          1995           1995
                                 -------------  -------------  ------------

NET SALES                        $  27,556,000  $  52,954,000  $ 95,337,000
                                 -------------  -------------  ------------

COST AND EXPENSES:

  Cost of products sold             23,145,000     55,920,000    80,424,000
  Selling, distribution and
   administration                    4,382,000     11,932,000    15,226,000
  Special charges                       ---         1,602,000     3,400,000
                                 -------------  -------------  ------------
                                 $  27,527,000  $  69,454,000  $ 99,050,000

EARNINGS (LOSS) BEFORE INTEREST
    AND INCOME TAXES (BENEFIT)          29,000    (16,500,000)   (3,713,000)

INTEREST EXPENSE - Net               1,489,000      2,339,000     2,423,000
                                 -------------  -------------  ------------

(LOSS) BEFORE INCOME TAXES          (1,460,000)   (18,839,000)   (6,136,000)

INCOME TAXES (BENEFIT)                   7,000          1,000      (297,000)
                                 -------------  -------------  ------------

NET (LOSS)                       $  (1,467,000) $ (18,840,000) $ (5,839,000)
                                 =============  =============  ============

AVERAGE COMMON SHARES
  OUTSTANDING AND COMMON
  STOCK EQUIVALENTS                  3,655,266      3,655,266     3,655,266
                                  ------------  -------------  ------------

(LOSS) PER SHARE OF COMMON STOCK  $      (0.40)  $      (5.15)  $     (1.60)
                                  ============  =============  ============


The accompanying notes are an integral part of these statements.




CHAMPION PARTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 29, 1996, DECEMBER 31, 1995, AND JANUARY 1,1995

(Data in thousands of Dollars)

                                  Additional           Cumulative   Guarantee
                          Common   Paid-in    Retained Translation    of ESOP
                          Stock    Capital    Earnings  Adjustment  Borrowings
                         -------- ----------- -------- -----------  ----------

BALANCE, JANUARY 2, 1994  $   366  $  15,578   $ 6,418  $    (136)   $ (1,029)

  Net Loss                                      (5,839)

  Exchange rate changes                                      (509)

  Contribution to ESOP
   to fund ESOP debt
                                                                          515
                         -------- ----------- -------- ----------  -----------

BALANCE, JANUARY 1, 1995  $   366  $   15,578  $   579  $   (645)   $    (514)

  Net loss                                     (18,840)

  Exchange rate changes                                       53

  Contribution to ESOP
   to fund ESOP debt                                                      514
                         -------- ----------- -------- ----------  -----------

BALANCE, DECEMBER 31, 1995 $  366  $   15,578 $(18,261) $   (592)   $       0

  Net loss                                      (1,467)

  Exchange rate changes                                     (109)
                         -------- ----------- -------- ----------  -----------

BALANCE, DECEMBER 29, 1996 $  366  $   15,578 $(19,728) $   (701)   $       0


The accompanying notes are an integral part of these statements.



CHAMPION PARTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - YEARS ENDED

                                    December 29,   December 31,   January 1,
                                        1996          1995           1995
                                   -------------  ------------- ------------

CASH FLOWS FROM OPERATING
  ACTIVITIES:


  Net earnings (loss)               $(1,467,000)  $(18,840,000) $ (5,839,000)
  Adjustments to reconcile
   net earnings (loss) to net
   cash provided (used) by
   operating activities:
   Depreciation and amortization        965,000      1,477,000     1,587,000
   Provision for losses on
    accounts  receivable                  6,000        704,000        80,000
   Provision for Inventory
    write Offs                                0      6,100,000     2,200,000
   Special charges                            0      1,602,000     3,400,000
   Deferred income taxes                 50,000        379,000      (448,000)
  Changes in assets and liabilities:
   Accounts receivable                 (398,000)     7,424,000    (5,975,000)
   Inventories                        3,662,000     10,049,000     2,107,000
   Accounts payable                     727,000       (848,000)    4,176,000
   Accrued expenses and other          (403,000)      (667,000)   (1,863,000)
                                     ----------  -------------  ------------
     Net cash provided (used) by
      operating activities            3,142,000      7,380,000      (575,000)
                                     ----------  -------------  ------------

CASH FLOW FROM INVESTING ACTIVITIES:

   Capital expenditures                 (47,000)      (122,000)     (831,000)
   Proceeds from sale of property,
    plant and equipment               3,419,000         42,000       184,000
                                     ----------  -------------  ------------
     Net cash provided (used) by
      investing activities            3,372,000        (80,000)     (647,000)


CASH FLOWS FROM FINANCING ACTIVITIES:

  Net borrowings (payments) under
   line of credit agreement          (5,701,000)    (6,271,000)    2,700,000
  Principal payments on long-term
   debt obligations                    (869,000)      (529,000)   (1,195,000)
                                     ----------  -------------  ------------
    Net cash provided (used) by
     financing activities            (6,570,000)    (6,800,000)    1,505,000
                                     ----------  -------------  ------------

EFFECTS OF EXCHANGE RATE
 CHANGES ON CASH                       (111,000)        28,000       (15,000)
                                     ----------  -------------  ------------

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                  (167,000)       528,000       268,000

CASH AND CASH EQUIVALENTS -
  Beginning of year                     874,000        346,000        78,000
                                     ----------  -------------  ------------
CASH AND CASH EQUIVALENTS -
  End of year                        $  707,000   $    874,000  $    346,000
                                     ----------  -------------  ------------


  The accompanying notes are an integral part of these statements.



CHAMPION PARTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 29, 1996,  DECEMBER 31, 1995
AND JANUARY 1, 1995

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

The Company operates on a 52 week fiscal calendar.

Consolidation Policy - The consolidated financial statements include the accounts of Champion Parts, Inc. and its subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

Accounts Receivable - From time to time the Company's customers may be in a net credit balance position due to the timing of sales and core returns. At December 29, 1996 and December 31, 1995 customers in a net credit balance position totaled approximately $3,000,000 and $2,500,000, respectively, and are reported as a component of accounts payables. Merchandise purchases are normally used to offset net credit balances.

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

In 1995, the Company recorded approximately $350,000 of provision to write down certain property and equipment to estimated net realizable values in connection with its decision to exit certain product lines.

Expenditures for maintenance and repairs are charged to operations; major expenditures for renewals and betterments are capitalized and depreciated over their estimated useful lives.

Effective January 1, 1996, the Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The adoption of SFAS No. 121 did not have a material impact on the Company's financial statements.

Excess of Purchase Price Over Net Assets Acquired - The Company is amortizing the excess of purchase price over net assets acquired over a 25-year period. The unamortized amount of goodwill was $18,000 and $30,000 in 1996 and 1995, respectively. The accumulated amortization was $30,000 in 1996 and $24,000 in 1995. In 1995 the Company wrote off $104,000 of the remaining unamortized goodwill associated with its acquisition of a Canadian distributor. (See
Note 6)

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

Credits for cores are allowed only against purchases of similar remanufactured products. Total available credits are further limited by the dollar volume of purchases. Product and core returns, reflected as reductions in net sales, were $17,300,000 (1996), $43,500,000 (1995) and
$61,200,000 (1994).

Loss Per Share of Common Stock - Earnings (loss) per share of common stock are computed by dividing net income (loss) by the weighted average number of common shares outstanding. No dilution results from outstanding stock options and therefore they are not considered.

Estimates - The accompanying financial statements include estimated amounts and disclosures based on management's assumptions about future events. Actual results may differ from these estimates.



2.  INVENTORIES

Inventories consist of the following:

                                            December 29,     December 31,
                                                1996             1995
                                           -------------    -------------
Raw materials                              $   1,753,000    $   4,806,000
Work in process                                2,622,000        2,529,000
Finished goods                                 2,665,000        3,365,000
                                           -------------    -------------
                                           $   7,040,000    $  10,700,000
                                           -------------    -------------

Included in inventories were cores of $2,984,000 (1996) and $3,638,000 (1995).

In 1995 the Company recorded a $6,100,000 provision in cost of products sold to reflect the Company's decision to exit the manufacturing and sale of automotive electrical and mechanical products to traditional warehouse distributors and retailers. Writedowns reflect losses realized and expected to be realized on liquidating the inventory made excess by this decision. Included in inventories above were reserves of $2,009,000 (1996) and $5,475,000 (1995) related to discontinued product lines. The Company recorded $2,200,000 of provisions in cost of products sold in the fourth quarter of 1994 to revalue the Company's inventory. Approximately $1,000,000 of the amount related to write-downs of the Company's constant velocity joint inventory to reflect current values. The remaining amount was recorded to reflect changes in the Company's inventory policies.


3.  DEBT

Debt consists of the following:

                                             December 29,     December 31,
                                                 1996             1995
                                           --------------   ---------------
Bank loan, revolving credit
  agreement at prime (8.25% at
  December 29, 1996) plus 3-1/2%
  due March 31 , 1997 secured by
  receivables, inventory and
  certain other assets                    $    5,928,000     $   11,629,000

Note payable, past due, Interest
  at prime plus 1%.  (See Note 11)               100,000            100,000

Mortgage, 12%, originally due in monthly
  installments of $21,803 (including
  interest) to 2001 (secured by property
  having a book value of  $2,396,470 at
  December 31, 1995).  Note paid in full
  in 1996.                                             0            682,000

Capitalized lease obligations under
  Industrial Revenue Bonds, at
  approximately 60% of prime rate, due
  in 2001, varying annual sinking fund
  payments commencing in 1998                  1,500,000          1,500,000

Other                                             65,000            251,000
                                            ------------     --------------
                                               7,593,000         14,163,000
Less portion due within one year               7,550,000         13,462,000
                                            ------------     --------------
                                            $     43,000     $      701,000
                                            ------------     --------------


Long-term debt maturities (including obligations under capital leases) are $7,550,000 (1997), $23,000 (1998), and $20,000 (1999).

Under the current amended credit agreement the banks have granted a loan commitment level of $6.4 million subject to certain collateral requirements. The Company gave a security interest to the participating banks in its accounts receivable, inventories, certain real estate and other assets. The Company agreed to pay interest on outstanding borrowings at the Prime Rate plus 3-1/2% and an annual commitment fee of 1/2% of the facility.

At December 29, 1996, the Company had available $6.4 million under the Company's credit agreement of which $5.9 million was borrowed.

The Company has been in default of various covenants of its bank credit agreement and by cross default reimbursement agreements supporting letters of credit since April 1995. The Company has obtained interim extensions since that time. The Company's banks have agreed to forebear from declaring a default on the Company's credit facility and extend it through March 31, 1997. They have indicated a willingness to continue to extend the facility at the current levels on a short-term basis as the Company attempts to finalize a settlement with its unsecured creditors; however, there can be no assurance that they will continue to fund the Company. The banks also have indicated that they do not intend to finance the Company on a long term basis. (See Note 16) The Company has reflected outstanding amounts under the credit agreement and a $1,500,000 capitalized lease obligation as current maturities in its 1996 financial statements.

Without an extension of the current credit agreement or a replacement facility, the Company would not have sufficient funds to pay its debts should the lenders demand payment and would not be able to continue as a going concern.

The Company is indebted to various unsecured creditors, including current and former trade vendors. The Company has not paid these creditors under the terms of sale. Several trade creditors have initiated legal actions against the Company seeking payment. Given the Company's current financial situation and the lack of a long-term financing agreement, it currently does not have the ability to pay these debts should the creditors demand payment. The Company has reached a preliminary understanding with a panel representing certain of its unsecured creditors holding approximately $5.5 million of claims (See Note 16 for further discussion). There can be no assurances that the Company and all the unsecured creditors will be able to consummate the settlement.

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

The income tax provision (benefit)  consists of the following:


       CURRENT               1996          1995           1994
                         -----------   ------------   ------------
       Federal           $  (50,000)    $ (379,000)   $  (181,000)
       Foreign                    0              0        (27,000)
       State and local        7,000          1,000        (33,000)
                         ----------    ------------   ------------
                         $  (43,000)    $ (378,000)   $  (241,000)
                         ----------    ------------   ------------

       DEFERRED

       Federal           $   50,000     $  379,000    $   (67,000)
       Foreign                    0              0         11,000
       State and local            0              0              0
                         ----------    -----------    ------------
                             50,000        379,000        (56,000)
                         ----------    -----------    ------------

                         $    7,000    $     1,000    $  (297,000)
                         ==========    ===========    ============


The Company has provided a valuation reserve to write-down deferred tax assets due to uncertainty of its ability to utilize them in future periods.

At December 29, 1996 the Company had federal, state and foreign net operating loss carry forwards of $12,064,000, $417,000 and $548,000, respectively. Federal loss carry forwards begin to expire in 2010. The Company also had $500,000 of tax credits which can be carried forward indefinitely.

The effective tax rate differs from the U.S. statutory federal income tax rate of 34% as described below:


                                   1996           1995           1994
                              -------------   ------------   ------------

Income tax (benefit)
  at statutory rate            $  (499,000)   $ (6,406,000)  $ (2,086,000)
Valuation  allowance               499,000       6,406,000      1,884,000
State income taxes
  net of federal income tax          7,000           1,000        (22,000)
Effect of foreign operations          ---             ---         (55,000)
Other                                 ---             ---         (18,000)
                              -------------    ------------   ------------
                               $     7,000     $     1,000    $  (297,000)
                              -------------    ------------   ------------


Deferred tax assets and liabilities are comprised of the following at December 29, 1996 and December 31, 1995.

                                1996                      1995
                        --------------------------  -------------------------
                          Assets     Liabilities      Assets    Liabilities
                        ----------- -------------  ----------- -------------
Inventory reserves      $ 2,649,000                $ 3,437,000

Accrued vacation            215,000                    167,000

Fringe benefits           1,819,000                  1,596,000

Depreciation                          $   378,000               $  1,372,000

Bad debts                    83,000       417,000

Write-off of foreign
  subsidiary                547,000                    231,000

Restructuring Reserves      542,000                  1,210,000

Environmental Contingency   305,000                    248,000

Net operating loss
  carryforward            5,123,000                  4,713,000

Tax credit
  carryforward              495,000                    500,000

Valuation allowance     (11,262,000)               (11,049,000)

Other                        45,000       100,000       65,000        31,000
                        ------------ ------------  ------------  -----------

                        $   561,000  $    478,000  $ 1,536,000   $ 1,403,000
                        ============ ============  ============  ===========


5.  DEFERRED COMPENSATION

In 1984, the Company entered into a deferred compensation agreement with a former officer which is to be funded with the benefits from whole-life insurance policies. Under the agreement, the Company's obligation for future payments could be reduced if the Company did not receive benefits expected from the policies.

In November 1993 the Company and the former officer entered into a Settlement Agreement which, in part, provided for the guaranteed payment of one-half of the deferred compensation benefit irrespective of the proceeds from the life insurance policies. The remaining deferred compensation benefit is payable subject to available policy proceeds. The Company agreed to keep two of the policies in force to fund the obligation and is entitled to reimbursement for annual policy payments and its annual guaranteed deferred compensation payment from policy proceeds if they are sufficient. The company has not made the required minimum deferred compensation payments in 1996 and 1995 and is currently in discussions with the former officer on a settlement of the Company's obligation.


6.  SPECIAL CHARGES

In 1995, the Company recorded a special charge of $1,602,000 to reflect its decision to exit the manufacture and sale of automotive electrical (alternators and starters) and mechanical (clutches and water pumps) products to warehouse distributors and retailers in the United States and Canada. These charges included $710,000 in write downs of equipment, goodwill and recognition of wind down costs, $662,000 in termination benefits and $230,000 in estimated costs to exit contractual liabilities. The Company also recorded $6,100,000 in inventory adjustments as a component of cost of products sold to write down the inventory in these product lines to estimated net realizable values. Adjustments to these provisions may be necessary in future periods based on further development of restructuring costs. At December 31, 1995 the Company had $500,000 reserve to meet future cost. At December 29, 1996 the Company had $130,000 of reserves remaining to cover future costs. The Company expects these costs to be incurred in 1997.
Sales to customers affected by the Company's decision accounted for approximately 56% of 1995 sales.

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

Effective January 1, 1996, the Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". If the alternative accounting-related provisions of SFAS No. 123 had been adopted as of the beginning of 1995, the effect on 1995 and 1996 income before taxes and net income would have been immaterial.

Information with respect to stock options outstanding under this plan is as follows:


                                        1996            1995
                                   --------------  --------------

Granted                                   15,000          55,000
Average Option Price                 $      1.00    $      0.625

At Year End:
Shares Underlying Options                 70,000          55,000
Exercisable                               70,000               0
Available for Grant                       30,000          45,000



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

On August 22, 1995 (the "Grant Date"), the Company granted its President and Chief Executive Officer an option to purchase 25,000 Common Shares at a price of $1.00 per share. The option may be exercised immediately and will expire in five years from the Grant Date, subject to earlier termination of his employment. As of December 29 1996 he had not exercised any of these options.



8.  EMPLOYEE RETIREMENT AND SAVINGS PLANS

Salaried employees with one or more years of service are eligible to participate in an Employee Stock Ownership Plan ("ESOP"), which was established in 1986. The plan provides for graduated vesting of participants' interests with full vesting upon completion of the fifth year of service. The ESOP shares were fully distributed in 1995. The aggregate expense of the ESOP charged to operations was $532,000 and $573,000 for 1995 and 1994, respectively.

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

The following table sets forth the plans' funded status and amounts recognized in the Company's balance sheets for its pension plans:


                                           December 29,     December 31,
                                              1996             1995
                                         ---------------  ---------------
                                           Accumulated      Accumulated
                                            Benefits         Benefits
                                          Exceed Assets    Exceed Assets
                                         ---------------  ---------------

Actuarial present value of
  benefit obligations:
    Vested benefit obligation             $    6,562,000  $    6,491,000
    Nonvested benefit obligation                  14,000          43,000
                                         ---------------  --------------
    Accumulated benefit obligation             6,576,000       6,534,000

Plan assets at fair value,
  primarily equity funds                       6,094,000       5,584,000
                                         ---------------  --------------

Projected benefit obligations in
  excess of plan assets                         (482,000)       (950,000)

Unrecognized net (gain) from
  past experience different from that
  assumed and effects of changes in
  assumptions                                   (836,000)       (263,000)
Unrecognized prior service cost                   85,000          91,000
Unrecognized net (obligation) asset at
  January 1, 1988 being recognized
  over 18 to 26 years                              2,000               0
Adjustment to recognize minimum
  liability                                         ---          (99,000)
                                         ---------------  --------------
Accrued pension cost included in
  accrued expenses                       $    (1,231,000)  $  (1,221,000)
                                         ---------------  --------------

The weighted average discount rates used in determining the actuarial present value of the projected benefit obligation at December 29, 1996 and December 31, 1995, were 7.5%. The expected rate of return on assets was 8%. No projected wage increases are included in the calculation of the projected benefit obligation as the pension plan benefits are not based upon wage levels.

Pension cost for 1996, 1995 and 1994 consists of the following:


                                       1996          1995         1994
                                   ------------  -----------  ------------

Service cost - benefits earned
  during the period                 $   124,000  $   149,000   $   236,000
Interest cost on projected
  benefit obligation                    458,000      432,000       401,000
Actual return on plan assets           (705,000)  (1,192,000)      (19,000)
Net amortization and deferral           233,000      790,000      (331,000)
                                   ------------  -----------  ------------
                                    $   110,000  $   179,000   $   287,000
                                   ------------  -----------  ------------


9.  LEASES

The Company leases certain plants and offices, trucks and trailers, automobiles and computer equipment. Certain of the real estate leases, constituting non-financing leases, have provisions for renewal. These lease renewals are primarily for five years. Obligations under capital leases are included as a part of long-term debt.

Total rental expense charged to operations was $365,000 (1996), $621,000
(1995) and $1,927,000 (1994).

Minimum commitments under all noncancelable operating leases at December 29, 1996, are as follows:


                      1997              $    226,000
                      1998                   233,000
                      1999                   223,000
                      2000                    63,000
                      2001                    62,000
                                        ------------
                      TOTAL             $    807,000
                                        ============


10.  SALES TO MAJOR CUSTOMERS

In 1996, sales to the Company's four largest customers were approximately 37%, 17%, 14% and 14% of net sales. In 1995, sales to the Company's four largest customers were approximately 14%, 13%, 12% and 11% of net sales.
In 1994 sales to the Company's three largest customers were approximately 20%, 15% and 13% of net sales. At December 29, 1996 accounts receivable balances of the Company's four largest customers were approximately 20%, 16%, 9% and 4% of total gross receivables. At December 31, 1995 accounts receivable balances of the Company's four largest customers were approximately 22%, 17%, 7% and 3% of total receivables.

Given the Company's current financial condition and its manufacturing cost structure, the loss of a large customer could have a materially adverse impact on the Company's results and could affect the Company's ability to remain a going concern.


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

Total purchases from Echlin approximated $1,175,000, $2,030,000, and $2,606,000 in 1996, 1995 and 1994, respectively, of which $634,000,
$631,000 and  $450,000 were unpaid at year end 1996, 1995 and 1994, respectively.

In March 1997 the company announced that it had entered into negotiations with Raymond G. Perelman, a principal stockholder and director, on a stock and warrant purchase agreement. See Note 16 for additional information.


12.  ENVIRONMENTAL MATTERS

The Company is subject to various Federal, state and local environmental laws and regulations incidental to its business. The Company continues to modify, on an ongoing basis, processes that may have an environmental impact.

The Company has been named, along with a number of other companies, as a Potentially Responsible Party in several Federal and state sites where the Company had operations or where byproducts from the Company's manufacturing processes were disposed. The current landowner at a former plant site has sued the Company and two other parties. The plaintiff is seeking judgment that the Company and co-defendants cover the costs to remediate the plant site and related costs of a Federal cleanup action and unspecified damages. The Company and its insurance carriers have agreed to provide a defense, with a reservation of rights. Three of the sites are currently active, and the others have been settled or are dormant. The Company has undertaken voluntary actions at its current plant sites ranging from periodic testing to modest amounts of soil and water remediation and storage tank removal.

The Company has $900,000 in reserves for anticipated future costs of pending environmental matters at December 29, 1996. Such costs include the Company's estimated allocated share of remedial investigation/feasibility studies and clean-up and disposal costs. No recoveries from insurance policy coverage or other third parties has been recorded. The Company's ultimate costs are subject to further development of existing studies and possible readjustment of the Company's pro rata share of total costs.


13.  INVESTMENTS

The Company has a 50% equity investment in a foreign joint venture. The Company, through a wholly owned foreign subsidiary, is a joint and several guarantor of Canadian $1.75 million of bank debt with its partner in a 50% owned Canadian venture. The amount of the loan plus accrued and unpaid
interest was Canadian $1,100,000 at December 29, 1996.   In 1992, the Company
wrote off its investment in the venture and provided a reserve for a contingent liability to exit this venture. The Company accounts for this venture using the equity method. Given the venture's current financial situation and the pending guarantees from the Company, the Company has continued to record its investment at a zero estimated net realizable value and maintain a reserve for additional contingent financial exposure.


14.  OTHER ACCRUED EXPENSES.

Other accrued expenses consist of the following:

                                        December 29,      December 31,
                                           1996              1995
                                      ---------------   ---------------
Interest                               $     240,000     $     212,000
Workers' compensation                      2,374,000         1,834,000
Pension (See Note 8)                       1,231,000         1,221,000
Medical insurance                            248,000           533,000
Deferred compensation                        608,000           575,000
Rebates                                       57,000           423,000
Environmental costs                          898,000           995,000
Restructuring                                132,000           626,000
Joint venture                                802,000           802,000
Other items                                  324,000           483,000
                                      --------------   ---------------
                                       $   6,914,000    $    7,704,000
                                      ==============   ===============




15.  SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the year for interest and income taxes was as follows:


                                   1996           1995          1994
                              -------------  -------------  ------------
        Interest              $   1,489,000  $   2,237,000  $  2,363,000
        Income taxes                      0         86,000       330,000



16.  SUBSEQUENT EVENTS

The Company has reached a preliminary understanding with a panel representing certain of its unsecured trade creditors. The understanding would provide for the Company to pay approximately $1.7 million (or 31%) in full settlement of approximately $5.5 million in specified unsecured claims ("the settlement class"). These claims consist primarily of certain trade obligations arising prior to April 1995 and certain retrospective insurance premiums. Since that time, the Company has only been paying for current purchases due to its limited financial resources.

To fund the settlement, the Company contemplates using $600,000 in existing cash reserves and a $1.175 million cash infusion from Raymond G. Perelman, or a company affiliated with him. Mr. Perelman is a principal stockholder and director of the Company. Mr. Barry Katz, also a director of the Company, is the President a company affiliated with Mr. Perelman. In exchange for the proposed cash infusion, RGP would receive from the Company one million newly issued common shares, warrants to purchase two million common shares at 50 cents per share of which 1,100,000 would be callable at $0.50 per warrant, 1,250,000 cumulative redeemable 7% preferred shares with voting rights and a stated value of $0.40 per share, and a $275,000 promissory note carrying a 7% interest rate. The note would be partially secured by certain Company-owned real estate. For a three year period, the Comapny would have the right to repurchase warrants covering 1,100,000 shares for $550,000. The proposed agreement with RGP would also increase the Company's board from seven to nine members and allow Mr. Perelman to designate a majority of the Board.

The creditor settlement would be subject to ratification by members of the settlement class, of which there are approximately 40 members and completion of the necessary agreements with the creditors and Mr. Perelman. The Company at present intends to solicit the unsecured creditors' participation through a composition agreement early in the second quarter. It is contemplated that this settlement would be accomplished out of court and completed in the second quarter. Because this plan contemplates the particiation of each unsecured creditor in the class, there is no assurance that the Company will be able to complete this process. If prior agreement among those creditors approving a settlement is obtained, the Company may seek court protection under Chapter 11 of the Bankruptcy Code to confirm the plan. If this occurs, there are certain inherent legal and business risks that could cause the actual reorganization plan to be different than that proposed, could delay or jeopardize accomplishment of the reorganization.


17.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(In thousands, except per share data)

                                                                    Net
                                                       Net        earnings
                             Net         Gross       earnings      (loss)
                            sales        margin       (loss)      per share
-----------------------------------------------------------------------------

 1996                   $  27,556    $    4,411     $  (1,467)     $  (0.40)

-----------------------------------------------------------------------------
Quarters:
   Fourth                   6,812           822          (481)        (0.13)
   Third                    5,310           539          (816)        (0.22)
   Second                   7,222         1,182          (376)        (0.10)
   First                    8,212         1,868           206          0.05
-----------------------------------------------------------------------------

 1995                   $  52,954    $   (2,966)    $ (18,840)        (5.15)

-----------------------------------------------------------------------------

Quarters:
   Fourth (1)               6,613        (2,735)       (4,946)        (1.35)
   Third (1)                8,729          (796)       (3,281)        (0.90)
   Second (1)              16,308        (2,339)       (8,494)        (2.32)
   First (1)               21,304         2,904        (2,119)        (0.58)


(1) The second, third and fourth quarters reflect special charges and inventory provisions related to the Company's decisions to exit the manufacture and sale of passenger car electrical (alternators and starters) and mechanical (clutches and water pumps) products to warehouse distributors and retailers in the United States and Canada. The following table sets forth the amounts by period.


                                   Special               Inventory
                                   Charge                Provision
                                -------------        ----------------

Fourth Quarter                  $    339,000          $    2,600,000
Third Quarter                        130,000                 500,000
Second Quarter                     1,133,000               3,000,000




CHAMPION PARTS, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                   Additions to/
                         Balance at     Charged    (Deductions)    Balance
                          Beginning        to          From        at End
                          of Period   Operations     Reserves     of Period
                        ------------ ------------ -------------- -----------

ALLOWANCE FOR
UNCOLLECTIBLE
ACCOUNTS:

Year Ended
 January 1, 1995         $  406,000   $   80,000   $  (21,000)   $  465,000
                        ------------ ------------ ------------- ------------
Year Ended
 December 31, 1995       $  465,000   $  704,000   $  546,000(1)  $1,715,000
                        ------------ ------------ -------------- -----------
Year Ended
 December 29, 1996       $1,715,000   $    6,000   $ (926,000)    $  795,000
                        ------------ ------------ -------------- -----------

(1)  Represents a reclassification of previously established reserves.




CHAMPION PARTS, INC.

EXHIBIT INDEX

____________________


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





                                                                  Total
 				                                                             Pages

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




                                                  			           Total
                                                               	Pages

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


(10)(l)	Settlement Agreement dated November 23, 1993 between Registrant
	and  Charles P. Schwartz, Jr. (Incorporated by reference to Registrant's
	current report on Form 8-K dated November 23, 1993).   (1)

(10)(m)	Form of Letter from Registrant to LaSalle National Bank (the
 successor		of Exchange National Bank of Chicago), NBD Bank, N.A., and Harris
	Trust and Savings Bank (assignee of The Northern Trust Company)
	dated March 14, 1994 (incorporated by reference to Registrant's
	Annual Report on Form 10-K for the year ended January 2, 1994).

(10)(n)	First Amendment to Amended and Restated Credit Agreement
	dated March 30, 1994 among Registrant, LaSalle National Bank
	(the successor of Exchange National Bank of Chicago), NBD Bank,
	N.A., and Harris Trust and Savings Bank (assignee of The Northern
	Trust Company).   (Incorporated by reference to Registrant's
	Annual Report on Form 10-K for the year ended January 2, 1994).
(10)(o)	Indemnification Agreement dated as of March 8, 1994 between the
	Registrant and Donald G. Santucci and Schedule of Indemnification Agreements executed by directors and executive officers of the Registrant. (Incorporated by reference to Registrant's Annual Report on Form 10-K
	for the year ended January 2, 1994).  (1)

(10)(p)	Agreement, as amended, between Registrant and Raymond G. Perelman
	dated September 20, 1993 (incorporated by reference to Registrant's current Report on Form 8-K dated March 7, 1994.)



                                               			           Total
                                                             Pages

(10)(q)	Supply Agreement dated March 18, 1987 between the Registrant
	and Echlin Inc. (incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988)

(10)(s)	Settlement Agreement between Registrant and Charles P. Schwartz, Jr.
	(Incorporated by reference to the Registrant's Current Report on Form 8-K dated November 23, 1993.)

(10)(t)	Agreement between Registrant and Raymond G. Perelman dated
	September 20, 1993. (Incorporated by reference to the Registrant's Current Report on Form 8-K dated March 7, 1994.)

(10)(u)	Second Amendment to Amended and Restated Credit Agree-
	ment dated March 31, 1995 among Registrant, LaSalle National Bank (the successor of Exchange National Bank of Chicago),
	NBD Bank, N.A., and Harris Trust and Savings Bank (assignee of The Northern Trust Company). (Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 1, 1995).

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
	and Thomas W. Blashill. (Incorporated by reference to Form 10K for the year ended December 31, 1995). (1)

(10)(z)	Letter Agreement dated October 9, 1995 between Registrant and
	RGP Holding, Inc.   (Incorporated by reference to Form 10-Q
	filed November 24, 1995.)

(10)(aa)	1995 Stock Option Plan as of November 1, 1995.  (Incorporated by
	reference to Registrant's 1995 Proxy).   (1)

(10)(bb)	Severance Agreement dated November 13, 1995 between the
	Registrant and Richard B. Hebert. (Incorporated by reference to Form 10K for the year ended December 31, 1995). (1)

(10)(cc)	Severance Agreement dated August  9, 1994 between Registrant
	and Mark Smetana. (Incorporated by reference to Form 10K for the year ended December 31, 1995). (1)

						                                                          Total
                                                             		 Pages

(10)(dd)	Fourth Amendment to Amended and Restated Credit Agreement
	dated January 8, 1996 among Registrant, LaSalle National Bank, (the successor of Exchange National Bank of Chicago), NBD Bank, N.A., and Harris Trust and Savings Bank (assignee of The Northern Trust Company). (Incorporated by reference to Current Report on Form 8-K filed January 25, 1996.)

(10)(ee)	Fifth Amendment to Amended and Restated Credit Agreement
	dated May 20, 1996 among Registrant, LaSalle National Bank, (the successor of Exchange National Bank of Chicago), NBD Bank, N.A., and Harris Trust and Savings Bank (assignee of The Northern Trust Company). (Incorporated by reference to Form 10-Q filed June 3,
 1996).

(10)(ff)	Eleventh Amendment to Amended and Restated Credit Agreement
	dated March 17, 1997 among Registrant, LaSalle National Bank,
	(The successor of Exchange National Bank of Chicago), NBD Bank, N.A., and Harris Trust and Savings Bank (assignee of The Northern Trust Company). (included herein on page 61).



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


Exhibit (10) (ff)


	ELEVENTH AMENDMENT TO AMENDED AND RESTATED CREDIT AGREEMENT

This Eleventh Amendment to Amended and Restated Credit Agreement (this "Eleventh Amendment") is made and entered into as of the 17th day of March, 1997, by and among Champion Parts, Inc., an Illinois corporation
(the "Company"), LaSalle National Bank, a national banking association ("LaSalle"), as successor to both Exchange National Bank of Chicago and American National Bank and Trust Company of Chicago, NBD Bank ("NBD"), and Harris Trust and Savings Bank, an Illinois banking corporation ("Harris") [LaSalle, NBD and Harris are each a "Bank" and collectively, together with their respective successors and permitted assigns, the "Banks"], and LaSalle in its capacity as both Agent and Collateral Agent for the Banks.

                          	W I T N E S S E T H:

WHEREAS, the Banks have provided certain extensions of credit, loans and other financial accommodations to the Company pursuant to (a) that certain Amended and Restated Credit Agreement dated as of March 31, 1993, by and among the Company, the Banks, the Agent and the Collateral Agent, as amended, modified or supplemented from time to time (collectively the "Credit Agreement"), (b) (i) that certain Reimbursement Agreement dated as of December 1, 1991, by and between the Company and NBD (the "IRB Agreement"), and (ii) that certain Standby Letter of Credit application and Reimbursement and Security Agreement dated December 30, 1991, by and between the Company and NBD (the "Workmen's Compensation Agreement"), and (c) any and all other agreement, documents and instruments executed and delivered by the Cmpany to any or all of the Banks, the Agent or the Collateral Agent, whether in connection with the Credit Agreement, the IRB Agreement, the Workmen's Compensation Agreement or otherwise (collectively the "Other Agreements"), including, but not limited to, that certain Forbearance Agreement dated
May 19, 1995 (the "Forbearance Agreement"), as extended from time to time, and the other agreements, documents and instruments executed and delivered in connection therewith (collectively the "Forbearance Documents") [the
Other Agreements, together with the Credit Agreement, the IRB Agreement and the Workmen's Compensation Agreement are collectively the "Champion Loan Documents");

WHEREAS, the Company has requested, among other things, that the Banks extend the Termination Date from March 17, 1997, to March 31, 1997; and

WHEREAS, the Banks are willing to extend the Termination Date from March 17, 1997, to March 31, 1997, but solely on the terms and subject to the conditions set forth in this Eleventh Amendment.

NOW, THEREFORE, in consideration of the foregoing, the mutual promises and understandings of the parties hereto set forth herein, and other good and valuable consideration, the receipt and sufficiency of which consideration is hereby acknowledged, the parties hereto hereby agree as set forth in this Eleventh Amendment.

1. Terms. All terms which have an initial capital letter in this Eleventh Amendment where not required by the rules of grammar, and are not defined herein, are defined in the Credit Agreement.

2. Extension of Term of Credit Agreement. Subject to the conditions precedent contained in Section 4 of this Eleventh Amendment, the Termination Date of the Credit Agreement is hereby extended to and including March 31, 1997.

3. Trade Creditors. The Company acknowledges that it is currently engaged in and shall continue to engage in negotiations with various trade creditors of the Company (collectively the "Trade Creditors"), for the purpose of, among other things, discussing the obligations owed to the Trade Creditors. The Company covenants and agrees to promptly deliver to the Collateral Agent upon the Collateral Agent's request a report setting forth the progress and status of the negotiations with the Trade Creditors, such report being certified as to accuracy and completeness by the President or the Vice President - Finance of the Company (the "Trade Creditors Report"). The Trade Creditors Report shall be in form and substance acceptable to the Bank. In addition, the Company covenants unto the Banks, the Agent and the Collateral Agent to deliver to the Agent, immediately upon the Company's receipt or delivery thereof, any and all agreements, whether a draft or otherwise, received from or forwarded to the Trade Creditors.

4. 	Conditions Precedent.

A. The Banks shall be obligated to extend the Termination Date through March 31, 1997, and to enter into this Eleventh Amendment, subject to the full and timely performance of any conditions precedent contained in the Champion Loan Documents and this Eleventh Amendment and the full and timely performance of the following covenants either prior to or contemporaneously with the execution and delivery of this Eleventh Amendment.

		1.	The Company will execute and deliver or cause to be
executed and delivered the following documents, all in form and substance acceptable to the Banks, the Agent and the Collateral Agent:

		(a)	that certain opinion of counsel letter executed and
delivered by Lord, Bissell & Brook, which opinion letter shall opine that this Eleventh Amendment and the "Other Eleventh
Amendment Documents" (hereinafter defined) have been duly and properly executed and delivered by a duly authorized officer of the Company.

		(b)	that certain Promissory Note of even date herewith
executed and delivered by the Company to LaSalle in the principal amount of Three Million Six Hundred Fifty-Three
Thousand One Hundred Sixty-Seven and 34/100 Dollars
($3,653,167.34);

		(c)	that certain Promissory Note of even date herewith
executed and delivered by the Company to Harris in the principal amount of One Million One Hundred Eighty-Nine
Thousand Four Hundred Fifty and 18/100 Dollars
($1,189,450.18);

		(d)	that certain Promissory Note of even date herewith
executed and delivered by the Company to NBD in the principal amount of One Million Five Hundred Seventy-Eight
Thousand Three Hundred Eighty-Two and 48/100 Dollars
($1,578,382.48); and

		(e)	such other agreements, documents and instruments
necessary to effectuate the transactions described herein as the Banks, the Agent and the Collateral Agent may reasonably request.

		2.	The Company acknowledges and agrees that the Agent will
debit the Company's accounts on the last business day of each and every month, and the Company agrees to pay each of and all of the Banks, the Agent and the Collateral Agent, for all accrued interest, reasonable attorneys' fees, other professional fees, and other fees, costs, charges, obligations and expenses which the Banks, the Agent and/or the Collateral
Agent have incurred and will continue to incur in connection with the Champion Loan Documents, this Eleventh Amendment, any other agreements, documents and instruments executed and delivered in connection with this Eleventh Amendment (the
"Other Eleventh Amendment Documents"), and the indebtedness evidenced by the Champion Loan Documents, this Eleventh
Amendment and/or the Other Eleventh Amendment Documents
(collectively the "Champion Indebtedness"). The Agent acknowledges that it will use its best efforts to provide copies of any bills and statements relating thereto at least five (5) business days prior to the last business day of each month, but the failure to deliver copies thereof will not affect the Company's obligation to pay such fees, costs, charges, obligations and expenses.

		3.	Other than (a) the alleged default described in Section
3 of that certain Fifth Amendment to Amended and Restated
Credit Agreement dated as of May 20, 1996, effective as of March 31, 1996, by and among the Company, the Agent, the Collateral Agent and the Banks (the "Fifth Amendment"), (b) those defaults described in Section 3 of that certain Sixth
Amendment to Amended and Restated Credit Agreement dated as of August 30, 1996, effective as of July 1, 1996, by and among the Company, the Agent, the Collateral Agent and the Banks (the "Sixth Amendment"), (c) those defaults described in Section 9.A. of this Eleventh Amendment, and (d) those defaults described in those certain letters dated August 3, 1995 and May 31, 1996, from the Banks to the Company
(collectively the "Default Letter"), no breach, default or event of default has occurred pursuant to the Champion Loan
Documents, this Eleventh Amendment or the Other Eleventh
Amendment Documents.


		4.	The representations and warranties contained in the
Champion Loan Documents, this Eleventh Amendment and the
Other Eleventh Amendment Documents shall be true and correct.

		5.	The Company has not spent or withdrawn all or any
portion of the "Life Insurance Proceeds" (as defined in the Fifth Amendment) on deposit in the LaSalle Account, except in accordance with the Fifth Amendment.

	B.	The Banks', the Agent's and the Collateral Agent's obligation to make any subsequent Advances pursuant to the Champion Loan Documents, as amended by this Eleventh Amendment, is subject to the full and timely performance of each of the following covenants and the full and timely performance of any conditions precedent contained in the Champion Loan Documents, either prior to or contemporaneously with, as the case may be, the making of each subsequent Advance.

		1.	The Company will execute and deliver or cause to be
executed and delivered such agreements, documents and instruments necessary to effectuate the transactions described herein as the Banks, the Agent and the Collateral Agent may reasonably request, all in form and substance acceptable to the Banks, the Agent and the Collateral Agent.

		2.	The Company acknowledges and agrees that the Agent will debit the Company's accounts on the last business day of each and every month, and the Company agrees to pay each of and all of the Banks, the Agent and the Collateral Agent, for all accrued interest, reasonable attorneys' fees, other professional fees, and other fees, costs, charges, obligations and expenses which the Banks, the Agent and/or the Collateral
Agent have incurred and will continue to incur in connection with the
Champion Loan Documents, this Eleventh Amendment, the Other Eleventh
Amendment Documents and the Champion indebtedness.  The Agent acknowledges that it will use its best efforts to provide copies of any bills and statements relating thereto at least five (5) business days prior to the last business day of each month, but the failure to deliver copies thereof will not affect the Comany's obligations to pay such fees, costs, charges, obligations and expenses.

		3.	Other than (a) the alleged default described in Section
3 of the Fifth Amendment, (b) those defaults described in Section 3 of the Sixth Amendment, (c) those defaults described in Section 9.A.
of this Eleventh Amendment, and (d) those defaults described in the Default Letter, no breach, default or event of default has occurred pursuant to the Champion Loan Documents, this Eleventh Amendment or the Other Eleventh Amendment Documents.

		4.	The representations and warranties contained in the
Champion Loan Documents, this Eleventh Amendment and the Other
Eleventh Amendment Documents shall be true and correct.

		5.	The Company has not spent or withdrawn all or any
portion of the Life Insurance Proceeds on deposit in the LaSalle
Account, except in accordance with the Fifth Amendment.

5. Revolving Commitment. The amount of each Bank's Commitment and each Bank's Percentage Share is set forth on the signature pages hereto. The Total Revolving Commitment of all of the Banks from the date hereof through and including March 31, 1997, is Six Million Four Hundred Twenty-One Thousand and no/100 Dollars ($6,421,000.00).

6. Additional Covenants. The Company covenants unto the Banks, the Agent and the Collateral Agent as follows:

		A.	The Company shall fully and timely pay the Champion
Indebtedness as evidenced by the Champion Loan Documents, this Eleventh Amendment and the Other Eleventh Amendment Documents, and fully and timely perform, subject to the applicable cure period, if any, all of the covenants, duties, obligations and agreements contained in the Champion Loan Documents, this Eleventh Amendment and the Other Eleventh Amendment Documents.

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

		C.	The Company covenants that a petition under the United
States BankruptcyCode or any similar federal, state or local law, statute or regulation has not been filed by or against the Company.

7. Default. The Company shall be in default under the terms and provisions of this Eleventh Amendment upon the occurrence of any of the following events (an "Event of Default"):

		A.	The Company fails to fully and timely pay all sums due
pursuant to the Champion Loan Documents, this Eleventh Amendment or the Other Eleventh Amendment Documents;

		B.	Other than (1) the alleged default described in Section
3 of the Fifth Amendment, (2) those defaults described in Section 3 of the Sixth Amendment, (3) those defaults described in Section 9.A.
of this Eleventh Amendment, and (4) those defaults described in the Default Letter, the Company breaches any covenant, agreement or obligation set forth in the Champion Loan Documents, this Eleventh
Amendment or the Other Eleventh Amendment Documents, which remains uncured after the expiration of the applicable cure period, if any;
or

		C.	Other than (1) the alleged default described in Section
3 of the Fifth Amendment, (2) those defaults described in Section 3 of the Sixth Amendment, (3) those defaults described in Section 9.A.
of this Eleventh Amendment, and (4) those defaults described in the Default Letter, any other or further breach, default or event of default occurs under the Champion Loan Documents, which remains uncured after the expiration of the applicable cure period, if any.

In addition, the Company covenants and agrees that an Event of Default under this Eleventh Amendment is and shall constitute an Event of Default under the Champion Loan Documents and the Other Eleventh Amendment Documents. Upon an Event of Default, all of the Champion Indebtedness shall be immediately due and payable, and shall be paid by the Company to the Banks, the Agent and the Collateral Agent, as the case may be, without any further notice or demand whatsoever, and the Banks, the Agent and the Collateral Agent, as the case may be, may, without notice, immediately (i) exercise all of their rights and remedies under the Champion Loan Documents, including, but not limited to, the Forbearance Documents, this Eleventh Amendment and the Other
Eleventh Amendment Documents, as well as any and all other rights and remedies available at law, in equity or otherwise, and (ii) take any action, legal or equitable, to collect the Champion Indebtedness and any and all other sums now hereafter due and owing from the Cmpany to the Banks, the Agent and the Collateral Agent. The Company acknowledes and agrees that the Banks, the Agent and the Collateral Agent have made no assurances, have not committed and are under no obligation to extend the Termination Date.

	8.	Reaffirmation.  The Company hereby reaffirms to the Banks, the
Agent and the Collateral Agent its pledge and grant of the security interests, liens, mortgages, other encumbrances and interests described in the Champion Loan Documents. The Company and the Banks hereby affirm the continued validity of the Champion Loan Documents, including, but not limited to, the Forbearance Documents, and acknowledge that all of the terms and provisions of the Champion Loan Documents, including, but not limited to, the Forbearance Documents, are and remain in full force and effect, are enforceable in accordance with their terms and the Banks, the Agent and the Collateral Agent are not in breach or default of any of the terms, conditions and provisions of the Champion Loan
Documents, including, but not limited to, the Forbearance Documents.

	9.	Reservation of Rights.

		A.	The Company acknowledges and agrees that it is and will
continue from time to time to be in default under the terms and provisions of the Champion Loan Documents pursuant to Sections
6.1(a), 6.1(b), 6.2 (b), 6.2(f), 6.13, 6.14, 6.15, 6.29, 9.1(a) and
9.1 (n) of the Credit Agreement, Article V of the IRB Agreement and
Section 5(h) of the Workmen's Compensation Agreement, the Event of
Default described in Section 3 of the Sixth Amendment and the alleged default described in Section 3 of the Fifth Amendment (collectively the "Continuing Covenant Defaults"). In addition, reference is hereby made to the Default Letter which describes other possible defaults of the Company. To the best of the Company's knowledge after due and diligent inquiry, the Company represents and warrants unto the Banks, the Agent and the Collateral Agent that no other breach, default or event of default exists under the terms and provisions of the Champion Loan Documents. To the Banks', the Agent's and the Collateral
Agent's knowledge, without any inquiry or investigation of any kind whatsoever, the Banks, the Agent and the Collateral Agent are not aware of any other breach, default or event of default under the terms and provisions of the Champion Loan Documents.

		B.	The Banks, the Agent and the Collateral Agent hereby
continue to reserve all of their rights and remedies in connection with the Continuing Covenant Defaults and the defaults described in the Default Letter, whether such rights and remedies are pursuant to the Champion Loan Documents, including, but not limited to, the Forbearance Documents, this Eleventh Amendment, the Other Eleventh
Amendment Documents, at law, in equity or otherwise; provided, however, the Continuing Covenant Defaults shall be deemed conditionally waived and the defaults described in the Default Letter shall be conditionally waived only as expressly provided in the Default Letter, all such defaults subject to reinstatement and enforcement upon the occurrence of an Event of Default under this Eleventh Amendment or the Other
Eleventh Amendment Documents or upon an additional or other default or event of default under the Champion Loan Documents. Upon the occurrence of an Event of Default under this Eleventh Amendment or the Other
Eleventh Amendment Documents or upon an additional or other default or event of default under the Champion Loan Documents, then the Continuing Covenent Defaults shall be deemed reinstated and existing, without further act or deed, as if no conditional waiver were granted and any and all rights of the Banks, the Agent or the Collateral Agent with respect thereto shall remain reserved, unimpaired and full enforceable.

		C.	Nothing contained in this Eleventh Amendment or the
Other Eleventh Amendment Documents shall be or be deemed to be an unconditional waiver by the Banks, the Agent and the Collateral Agent of any default, breach or event of default, whether now existing or hereafter arising or occurring. The Company expressly acknowledges and agrees that, upon an Event of Default, the Banks, the Agent and the Collateral Agent may exercise any of their rights and remedies pursuant to the Champion Loan Documents, including, but not limited to, the Forbearance Documents, this Eleventh Amendment or the Other Eleventh Amendment Documents, at law, in equity or otherwise.
Nothing contained in this Eleventh Amendment or the Other Eleventh Amendment Documents shall affect the Company's obligation to fully and timely pay the Champion Indebtedness.


	10.	Waiver and Release.  In consideration of the Banks', the Agent's and the Collateral Agent's execution and delivery of this Eleventh
Amendment, the Company hereby waives, releases and forever discharges the Banks, the Agent and the Collateral Agent, their predecessors, parents, subsidiaries, affiliates, agents, employees, officers, directors, shareholders, attorneys, legal representatives, successors and assigns, and each of them, of and from any and all claims, demands, counterclaims, set-offs, defenses, debts, liabilities, obligations, costs, expenses, actions, causes of action and damages of every kind, nature and description whatsoever, known or unknown, foreseeable and unforeseeable, liquidated and unliquidated, insured and uninsured, which the Cmpany heretofore and/or presently owns, holds or has by reason of any matter, cause or thing whatsoever, arising from, relating to or in connection with the Champion Loan Documents, this Eleventh
Amendment, the Other Eleventh Amendment Documents, the Champion
Indebtedness or the default by the Company. The Company hereby acknowledges and agrees that the foregoing release shall not be or be deemed to create, construe or admint any liability on behalf of the Banks, the Agent and the Collateral Agent.


	11.	Authority To Execute This Eleventh Amendment.  The Company
represents and warrants to the Banks, the Agent and the Collateral Agent that (a) it has obtained all necessary consents to enter into, execute, deliver and perform this Eleventh Amendment and the Other Eleventh Amendment Documents, including, but not limited to, resolutions of the Board of Directors of the Company, (b) the Company has the right, power and capacity and is duly authorized and empowered to enter into, execute, deliver and perform this Eleventh Amendment and the Other Eleventh Amendment Documents, and (c) the execution and delivery of this Eleventh Amendemtn and the Other Eleventh Amendment Documents shall not breach any agreement, instrument or document to which the Comany is a party or by which it is bound.

	12.	Construction.  This Eleventh Amendment shall be interpreted, construed and governed by and under the laws of the State of Illinois.

		A.	Wherever possible, each provision of this Eleventh
Amendment shall be interpreted in such manner as to be valid and enforceable under applicable law, but if any provision of this Eleventh Amendment is held to be invalid or unenforceable by a court of competent jurisdiction, such provision shall be severed herefrom and such invalidity or unenforceability shall not affect any other provision of this Eleventh Amendment, the balance of which shall remain in and have its intended full force and effect; provided, however, if such provision may be modified so as to be valid and enforceable as a matter of la, such provision shall be deemed to be modified so as to be valid and enforceable to the maximum extent permitted by law.

		B.	The Paragraph headings contained in this Eleventh
Amendment are solely for the purpose of reference, are not part of the agreement among the Company, the Banks, the Agent and the Collateral Agent and shall not in any way affect the meaning or interpretation of this Eleventh Amendment, or any Paragraph or provision hereof.

		C.	This Eleventh Amendment shall be binding on the Company
and its successors, and shall inure to the benefit of the Banks, the Agent and the Collateral Agent, their respective successors, assigns, affiliates, divisions and parent.

		D. 	This Eleventh Amendment cannot be assigned by the
Company without the Banks', the Agent's and the Collateral Agent's prior written consent; provided, however, the Banks, the Agent and the Collateral Agent may assign the Champion Loan Documents, this Eleventh Amendment and the Other Eleventh Amendment Documents without notice to or the consent of the Company.

		E.	No failure to exercise, and no delay in exercising, any
of the Banks', the Agent's and the Collateral Agent's rights, powers or privileges shall operate as a waiver thereof.

			1.	No waiver of any breach of any provision shall
be deemed to be a waiver of any preceding or succeeding breach of the same or any other provision.

			2. 	No extension of time for the payment of any of
the Champion Indebtedness or any other sum to be paid pursuant to the Champion Loan Documents, this Eleventh Amendment or the Other
Eleventh Amendment Documents, or the performance of any other obligation or act, shall be deemed to be an extension of the time for payment or performance of any other obligation or act.

			3.	This Eleventh Amendment may not be altered,
changed, amended or modified, except in accordance with Section 11.1 of the Credit Agreement.

		F.	This Eleventh Amendment, together with the Other
Eleventh Amendment Documents, constitutes the entire agreement among the Company, the Banks, the Agent and the Collateral Agent with regard to the subject matter hereof.

		G.	If, and to the extent the terms and provisions of this
Eleventh Amendment contradict, modify, supersede or conflict with the terms and provisions of the Champion Loan Documents, including, but not limited to, the Forbearance Documents, then the terms and provisions of this Eleventh Amendment shall govern and control; provided, however, to the extent the terms and provisions of this Eleventh Amendment do not contradict, modify, supersede or conflict with the terms and provisions of the Champion Loan Documents, including, but not limted to, the Forbearance Documents, then the Champion Loan Documents, including, but not limited to, the Forbearance Documents, shall remain in and have their intended full force and effect, and the Company, the Banks, the Agent and the Collateral Agent hereby affirm, confirm and ratify the same.



	IN WITNESS WHEREOF, the parties have caused this Eleventh Amendment to be executed and delivered by their duly authorized officers as of the date first set forth above.

		CHAMPION PARTS, INC.,												an Illinois corporation

		By:	\s\ Mark Smetana
     -----------------------------
 	Title: Vice President of Finance
        --------------------------

Amount of LaSalle's           Percentage		LA SALLE NATIONAL BANK, individually
Revolving Commitment          Share     		as Agent and as Collateral Agent

As of March 17, 1997, 			     56.894056%		By:	/s/ Christopher G. Cllifford
                                              ----------------------------
through and including 						              Title:	Senior Vice President
m                                                -------------------------
March 31, 1997, $3,653,167.34


Amount of NBD's				           Percentage		NBD BANK
Revolving Commitment          Share

As of March 17, 1997,         24.581568%		By:	/s/ P. McCaffrey
                                              ---------------------------
through and including                     Title:	Vice President
                                                 ------------------------

March 31, 1997, $1,578,382.48

Amount of Harris'             Percentage		HARRIS TRUST AND
Revolving Commitment          Share      		SAVINGS BANK

As of March 17, 1997, 			     18.524376%		By:	/s/ Michael Wood
                                              ----------------------------
through and including 						              Title:	Vice President
                                                 -------------------------
March 31, 1997, $1,189,450.18

TOTAL REVOLVING COMMITMENT

As of March 17, 1997, through and including
March 31, 1997, $6,421,000.00