Form 10-Q
period 1997-03-30
CHAMPION PARTS INC
filed 1997-05-14
CIK 19161

FORM 10-Q
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC   20549


         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934


             For the quarterly period ended    March 30, 1997


                  Commission file number           1-7807

                           Champion Parts, Inc.
          (Exact name of registrant as specified in its charter)


	            Illinois            	            36-2088911
(State or other jurisdiction of     I.R.S. Employer Identification No.
	incorporation or organization)


   751 Roosevelt Road, Building 7, Suite 110, Glen Ellyn, IL   60137
   (Address of principal executive offices)


                            630-942-8317
         (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

	Yes   X  	No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             Class               		  Outstanding at May 1, 1997
     Common Shares - $.10 par value		         3,655,266




CHAMPION PARTS, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONDENSED)


                                        March 30, 1997   December 29, 1996
                                                 (Unaudited)

ASSETS
  Current Assets
    Cash and cash equivalents           $      621,000      $      707,000
    Accounts Receivable,
     less allowance for uncollectible
     accounts                                4,756,000           5,129,000
    Inventories                              7,273,000           7,040,000
    Prepaid expenses and other                 796,000             813,000
                                        --------------      --------------
          Total current assets              13,446,000          13,689,000

  Property, plant and equipment (net)        5,431,000           5,509,000
  Other assets                                 469,000             468,000
                                        --------------      --------------
          Total Assets                  $   19,346,000      $   19,666,000
                                        ==============      ==============


LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities
    Accounts Payable                    $    7,823,000      $    8,047,000
    Accrued expenses and other payables      7,616,000           8,033,000
    Current maturities on long-term
     debts                                   7,652,000           7,550,000
                                        --------------      --------------
          Total current liabilities     $   23,091,000      $   23,630,000


  Deferred income taxes                        478,000             478,000
  Long-term debt, less current maturities
  Notes payable to banks and other              35,000              43,000
                                        --------------      --------------
         Total liabilities              $   23,604,000      $   24,151,000

  Stockholders' Equity
    Preferred stock - no par value                   0                   0
     Authorized 10,000,000 shares
     issued and outstanding, none
    Common stock - $.10 par value              366,000             366,000
     Authorized 50,000,000 shares
     issued and outstanding 3,655,266
     shares
    Additional paid-in capital              15,578,000          15,578,000
    Cumulative translation adjustment         (674,000)           (701,000)
  Retained earnings                        (19,528,000)        (19,728,000)
                                        --------------      --------------
          Total stockholders' equity    $   (4,258,000)     $   (4,485,000)

  Total Liabilities and Stockholders'
   Equity                               $   19,346,000      $   19,666,000
                                        ==============      ==============

See notes to condensed consolidated financial statements.











CHAMPION PARTS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS (CONDENSED)


                                              Three Months Ended
                                           March 30,        March 31,
                                             1997             1996
                                        --------------   --------------
                                                  (Unaudited)

NET SALES                                $   7,638,000   $    8,212,000

    Cost and Expenses:
    Cost of products sold                    6,182,000        6,344,000
    Selling, distribution and
     administration                            998,000        1,191,000
                                         -------------   --------------
                                             7,180,000        7,535,000

EARNINGS BEFORE INTEREST AND INCOME TAXES      458,000          677,000

INTEREST                                       258,000          464,000
                                         -------------   --------------

EARNINGS BEFORE INCOME TAXES                   200,000          213,000

INCOME TAX                                       ---              7,000
                                         -------------   --------------
NET EARNINGS                             $     200,000   $      206,000
                                         =============   ==============

AVERAGE SHARES OUTSTANDING                   3,655,266        3,655,266
                                         =============   ==============

NET EARNINGS PER COMMON SHARE                    $0.06            $0.06


See notes to condensed consolidated financial statements.










CHAMPION PARTS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Three Months Ended
                                             March 30,       March 31,
                                               1997            1996
                                         --------------   --------------
                                                   (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

    Net earnings                         $      200,000    $     206,000
    Adjustments to reconcile net earnings
     to net cash provided by operating
     activities:
       Depreciation and amortization            201,000          256,000
       Provision for losses on accounts
        receivable                                    0           37,000
       Deferred income taxes                      1,000                0
       Change in assets and liabilities:
        Accounts receivable                     373,000       (1,072,000)
        Inventories                            (233,000)       1,514,000
       Accounts payable and accrued expenses   (641,000)         664,000
       Other                                     20,000           (6,000)
                                          -------------    -------------

      NET CASH PROVIDED BY (USED IN)
       OPERATING ACTIVITIES                     (79,000)       1,599,000

CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures (net)              (146,000)         (41,000)
       Proceeds from sales of property,
        plant & equipment                        18,000          864,000
                                          -------------    -------------
      NET CASH USED IN INVESTING ACTIVITIES    (128,000)         823,000

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net borrowings (payments) under
        bank credit agreements                  102,000       (2,402,000)
       Principal payments on long-term debt      (8,000)         (41,000)
                                          -------------    -------------
      NET CASH PROVIDED BY (USED IN)
       FINANCING ACTIVITIES                      94,000       (2,443,000)
                                          -------------    -------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH          27,000            6,000

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                    (86,000)         (15,000)

CASH AND CASH EQUIVALENTS, beginning of
 period                                         707,000          874,000
                                           ------------    -------------
CASH AND CASH EQUIVALENTS, end of period   $    621,000     $    859,000
                                           ============    =============

See notes to condensed consolidated financial statements.


                             CHAMPION PARTS, INC.
                               AND SUBSIDIARIES
                          ________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
___________________________________________________________________________

1.The accompanying financial statements for the three months ended March 30, 1997 have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements and these notes should be read in conjunction with the consolidated financial statements of the Company included in the Company's Annual Report on Form 10K for the year ended December 29, 1996.

The consolidated balance sheet at December 29, 1996 has been derived from the audited financial statements at that date and condensed.

2.The information furnished herein reflects, except as discussed in Note 5, all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operation for the interim period. Results of operations for the three months ended March 30, 1997 are not indicative of results to be expected for the entire year.

3.Inventories are valued at the lower of cost (first-in, first-out method) or market. A summary of the inventories follows:


                                            March 30,       December 29,
                                              1997             1996
                                       ----------------  ----------------

Raw Materials                           $    2,009,000    $    1,753,000
Work-in-Process                              2,588,000         2,622,000
Finished Goods                               2,676,000         2,665,000
                                       ----------------  ----------------
                                        $    7,273,000    $    7,040,000
                                       ================  ================


Included in inventory above were cores of $2.9 million (March 30, 1997) and $3.0 million (December 29, 1996).

4.For reporting purposes, product and core returns are offset against gross sales in arriving at net sales. For the three months ended March 30, 1997 and March 31, 1996 returns were $3,852,000, and $5,239,000, respectively.

5.The Company's banks have extended the $6.4 million facility for short term periods during the first quarter. The Company had used $6 million of the available facility at March 30, 1997. The current extension expires on May 19, 1997. The Company and banks initiated discussions regarding the continued extension of the facility in light of the currently proposed creditor settlement and recapitalization plan. (See Footnote 6)
There can be no assurance that the banks will continue to extend the facility beyond the current expiration date.

The Company is also indebted to various unsecured creditors, including current and former trade vendors. Given the Company's current financial situation and the lack of a long-term financing agreement, it currently does not have the ability to pay these debts should the creditors demand payment. As indicated in Footnote 6, the Company is in negotiations with an ad hoc panel representing certain of its unsecured creditors. There can be no assurances that the Company and the panel will be able to reach agreement.

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

6.The Company's previously disclosed negotiations are continuing with a panel representing certain of its unsecured trade creditors and Raymond G. Perelman, a principal shareholder and director, to recapitalize the Company and settle certain unsecured obligations. The Company cannot predict when such negotiations will conclude. The current proposed terms would provide for the company to pay the holders of certain specified unsecured claims ("settlement class") 31 cents on the dollar in full settlement of such claims. The settlement class consists of about 40 current and former trade vendors holding approximately $4 million in unsecured claims against the Company. The settlement is subject to ratification by members of the settlement class representing at least 90% of the total claims of the class, settlement of certain insurance obligations, which the Company values at approximately $1.5 million, and certain other conditions.

It is currently contemplated that the settlement would be made with existing Company funds and a $1.175 million cash infusion from Raymond G. Perelman, or an entity affiliated with him. Mr. Perelman would pay $760,000 for
1.9 million common shares plus warrants to purchase an additional 1.1 million common shares, $140,000 for non-voting cumulative redeemable 7% preferred shares, and to make a $275,000 partially secured loan carrying an interest rate of 7%. For a three year period, the Company would have the right to repurchase all the warrants for $550,000 or if the warrants have been exercised the outstanding common shares at $550,000 plus the exercise price.

Upon the closing of these transactions, Mr. Perelman would obtain control of the Company's Board and the Board of Directors would be reduced to five members. It is anticipated that prior to closing a date would be set to hold the next meeting of shareholders, and Mr. Perelman would designate a slate of directors for election. In connection with his equity infusion, Mr. Perelman has designated a new operating officer for the corporation. The three current executive officers have entered into agreements providing for certain termination benefits subject to their remaining with the Company through a specified transition period.

These transactions would close when the requisite percentage of the settlement class approves the agreement and the other conditions are met. Mr. Perelman's performance would be guaranteed with a standby letter of credit. This plan would require the acceptance of a high percentage of unsecured creditors in the class. There is no assurance that the Company would be able to complete this process.

If the Company cannot reach agreement with the vendor panel and Mr. Perelman, it would seek other options which may include court protection from creditors under Chapter 11 of the Bankruptcy Code.






Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operations
----------

Recent Events
--------------

The Company's previously disclosed negotiations are continuing with a panel representing certain of its unsecured trade creditors and Raymond
G. Perelman, a principal shareholder and director, to recapitalize the Company and settle certain unsecured obligations. The Company cannot predict when such negotiations will conclude. The current proposed terms would provide for the company to pay the holders of certain specified unsecured claims ("settlement class") 31 cents on the dollar in full settlement of such claims. The settlement class consists of about 40 current and former trade vendors holding approximately $4 million in unsecured claims against the Company. The settlement is subject to ratification by members of the settlement class representing at least 90% of the total claims of the class, settlement of certain insurance obligations, which the Company values at approximately $1.5 million, and certain other conditions.

It is currently contemplated that the settlement would be made with existing Company funds and a $1.175 million cash infusion from Raymond G. Perelman, or an entity affiliated with him. Mr. Perelman would pay $760,000 for
1.9 million common shares plus warrants to purchase an additional 1.1 million common shares, $140,000 for non-voting cumulative redeemable 7% preferred shares, and to make a $275,000 partially secured loan carrying an interest rate of 7%. For a three year period, the Company would have the right to repurchase all the warrants for $550,000 or if the warrants have been exercised the outstanding common shares at $550,000 plus the exercise price.

Upon the closing of these transactions, Mr. Perelman would obtain control of the Company's Board and the Board of Directors would be reduced to five members. It is anticipated that prior to closing a date would be set to hold the next meeting of shareholders, and Mr. Perelman would designate a slate of directors for election. In connection with his equity infusion, Mr. Perelman has designated a new operating officer for the corporation. The three current executive officers have entered into agreements providing for certain termination benefits subject to their remaining with the Company through a specified transition period.

These transactions would close when the requisite percentage of the settlement class approves the agreement and the other conditions are met. Mr. Perelman's performance would be guaranteed with a standby letter of credit. This plan would require the acceptance of a high percentage of unsecured creditors in the class. There is no assurance that the Company would be able to complete this process.

If the Company cannot reach agreement with the vendor panel and Mr. Perelman, it would seek other options which may include court protection from creditors under Chapter 11 of the Bankruptcy Code.


Results

Net sales for the quarter ended March 30, 1997 were $7.6 million, 7% less than net sales of $8.2 million for the same period of 1996. This decline was primarily due to 1996 benefiting from initial stocking sales to a major carburetor customer and to lower heavy duty product sales than in 1996. Total product and core returns, which are reflected in reductions in net sales, were 33% and 38% of gross sales in 1997 and 1996, respectively.

Carburetor sales were 65% and 61% of net sales in the first quarter of 1997 and 1996, respectively. The Company believes it continues to be a significant supplier of carburetors to the aftermarket. Since the mid-1980's carburetors have been installed in fewer new vehicles sold in the United States and Canada due to the increased use of fuel injection systems.
However, the Company continues to sell replacement units for older vehicles, many of which use carburetors. The Company expects that carburetor sales will decline in future years. In addition, carburetor margins may be negatively impacted in the future as customers seek to return product during periods of declining demand. The Company has a customer product return policy and has established reserves to mitigate this effect.

Cost of products sold was 82% of net sales in the first quarter of 1997 compared to 77% in the first quarter of 1996. The increase in costs of products sold is attributed primarily to the higher labor cost during the quarter.

Selling, distribution and administrative expenses were $1.0 million in the first quarter of 1997 compared to $1.2 million in the first quarter of 1996. Reductions due to downsizing of operations in early 1996 accounted for the decrease.

Interest expense was $258,000 in the first quarter of 1997 compared to $464,000 in the prior year due to lower average outstanding borrowings in 1997 compared to 1996.

Net income for the 1997 first quarter was $200,000 versus $206,000 in 1996.

The Company continues to seek new business; however, without an increase in the customer base, the Company expects sales in 1997 subsequent quarters to be lower than in the first quarter due to lower seasonal demand for carburetors and heavy duty and agricultural products.


Liquidity and Capital Resources

Working Capital

Net working capital on March 30, 1997 was negative $(9.6) million compared to negative $(9.9) million on December 29, 1996.

The Company classifies outstanding loans under its bank credit agreement as short-term obligations due to their maturity. The amount of outstanding loans under the bank lines were $6.0 million on March 30, 1997 and $5.9 million on December 29, 1996. The Company has also classified as short-term obligations the outstanding principal on a $1.5 million capitalized lease obligation which is supported with a letter of credit issued by one of the Company's banks.

Debt

The Company's banks have extended the $6.4 million facility on short term periods during the first quarter. The Company had used $6 million of the available facility at March 30, 1997. The current extension expires on May 19, 1997. The Company and banks initiated discussions regarding the continued extension of the facility in light of the currently proposed creditor settlement and recapitalization plan. There can be no assurance that the banks will continue to extend the facility beyond the current expiration date.

The Company is also indebted to various unsecured creditors, including current and former trade vendors. Given the Company's current financial situation and the lack of a long-term financing agreement, it currently does not have the ability to pay these debts should the creditors demand payment. As previously disclosed, the Company is in negotiations with an ad hoc panel representing certain of its unsecured creditors. There can be no assurances that the Company and the panel will be able to reach agreement.

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

Cash Flow

The Company decreased its long-term debt, net of cash, by $180,000 in the quarter ended March 30, 1997. The following summarizes significant items affecting the change in total debt, (amounts in thousands).


                                         March 30,         March 31,
                                           1997              1996
                                      -------------     -------------

Net Income
  Changes in working capital, other   $       107       $     1,349
Depreciation and Amortization                 201               256
Proceeds from Sales of Assets                  18               864
Capital Expenditures                         (146)              (41)
                                      -------------     -------------
Increase (Decrease) in total debt,
  net of cash                          $      180       $     2,428
                                      =============     =============



PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

    (27) Financial Data Schedules


                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       CHAMPION PARTS, INC.
                                          (Registrant)

DATE:  May 14, 1997              By:    /s/ Mark Smetana
      ______________                _______________________________
                                     Mark Smetana
                                     Vice President - Finance
                                     Corporate Secretary