Form 10-Q/A
period 1997-03-30
CHAMPION PARTS INC
filed 1997-05-22
CIK 19161

FORM 10-Q/A
                            AMENDMENT # 1
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



PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

    (27) Financial Data Schedules

    (99.1) Management Retention Agreement

    (99.2) Management Retention Agreement

    (99.3) Management Retention Agreement

    (99.4) Indemnification Agreement



                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       CHAMPION PARTS, INC.
                                          (Registrant)

DATE:  May 21, 1997              By:    /s/ Mark Smetana
      ______________                _______________________________
                                     Mark Smetana
                                     Vice President - Finance
                                     Corporate Secretary