Form 10-Q/A
period 1997-03-30
CHAMPION PARTS INC
filed 1997-05-22
CIK 19161

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

The Company is also indebted to various unsecured creditors, including current and former trade vendors. Given the Company's current financial situation and the lack of a long-term financing agreement, it currently does not have the ability to pay these debts should the creditors demand payment. As indicated in Footnote 6, the Company intends to continue negotiations with an ad hoc panel representing certain of its unsecured creditors. There can be no assurances that the Company and the panel will be able to reach agreement.

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

6. Previously disclosed negotiations between the Company, an ad hoc panel representing certain unsecured creditors and Mr. Raymond G. Perelman, a principal shareholder and director, to settle certain unsecured obligations and recapitalize the Company have discontinued. The Company intends to continue discussions and make a proposal to the panel. The panel has informed the Company that it intends to disband unless it receives a satisfactory proposal. The Company is also pursuing other options, including a solitication of offers from parties previously expressing interest in the Company or other options that may become available.

There is no assurance that the Company can reach agreement with its creditors and if it cannot, it may need to seek court protection from creditors under Chapter 11 of the Bankruptcy Code.





Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operations
----------

Recent Events
--------------

Previously disclosed negotiations between the Company, an ad hoc panel representing certain unsecured creditors and Mr. Raymond G. Perelman, a principal shareholder and director, to settle certain unsecured obligations and recapitalize the Company have discontinued. The Company intends to continue discussions and make a proposal to the panel. The panel has informed the Company that it intends to disband unless it receives a satisfactory proposal. The Company is also pursuing other options, including a solicitation of offers from parties previously expressing interest in the Company or other options that may become available.

There is no assurance that the Company can reach agreement with its creditors and if it cannot, it may need to seek court protection from creditors under Chapter 11 of the Bankruptcy Code.

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

The Company is also indebted to various unsecured creditors, including current and former trade vendors. Given the Company's current financial situation and the lack of a long-term financing agreement, it currently does not have the ability to pay these debts should the creditors demand payment. The Company intends to continue negotiations with an ad hoc panel representing certain of its unsecured creditors. There can be no assurances that the Company and the panel will be able to reach agreement.

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
                                      =============     =============



PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

    (27) Financial Data Schedules

    (99.1) Management Retention Agreement between the Company and
           Thomas W.Blashill at 4/1/1997

    (99.2) Management Retention Agreement between the Company and
           Mark Smetana at 4/1/1997

    (99.3) Management Retention Agreement between the Comapany and
           Richard B. Hebert at 4/1/1997

    (99.4) Indemnification Agreement between the Company and
           Jerry A. Bragiel at 4/14/1997



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