Form 10-Q
period 1997-06-29
CHAMPION PARTS INC
filed 1997-08-13
CIK 19161

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC   20549


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


           For the quarterly period ended    June 29, 1997


               Commission file number           1-7807

                         Champion Parts, Inc.
        ______________________________________________________
        (Exact name of registrant as specified in its charter)


	            Illinois            	                  36-2088911
 _______________________________     __________________________________
	(State or other jurisdiction of    	I.R.S. Employer Identification No.
	incorporation or organization)


          751 Roosevelt Road, #7-110, Glen Ellyn, Illinois   60137
          ________________________________________________________
                  (Address of principal executive offices)


                               630-942-8317
           _______________________________________________________
            (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes   X  	 No
             ____     _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             Class                     Outstanding at June 29, 1997
______________________________         ____________________________
Common Shares - $.10 par value	                 3,655,266








                           CHAMPION PARTS, INC.
                             AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS (CONDENSED)


                                                                  Pro Forma
                                     June 29,     December 29,  Balance Sheet
                                       1997           1996      June 29, 1997
                                  ____________   ____________  _____________
                                   (Unaudited)     (Audited)     (Unaudited)

ASSETS

  Current Assets
   Cash and cash equivalents      $    611,000   $    707,000  $     264,000
   Accounts Receivable,
    less allowance for
    uncollectible accounts           3,514,000      5,129,000      3,514,000

   Inventories                       7,181,000      7,040,000      7,181,000

   Prepaid expenses and other          811,000        813,000        811,000
                                   ___________   ____________   ____________

     Total current assets           12,117,000     13,689,000     11,770,000


  Property, plant and
   equipment (net)                   5,381,000      5,509,000      5,381,000

  Other assets                          68,000        468,000         68,000
                                  ____________   ____________   ____________

  Total Assets                    $ 17,566,000   $ 19,666,000   $ 17,219,000
                                  ============   ============   ============


LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities

   Accounts Payable               $  7,926,000   $  8,047,000   $  4,492,000

   Accrued expenses and
    other payables                   7,043,000      8,033,000      7,043,000

   Current maturities on
    long-term debts                  6,485,000      7,550,000      6,485,000
                                  ____________   ____________   ____________

      Total current liabilities   $ 21,454,000   $ 23,630,000   $ 18,020,000


  Deferred income taxes                478,000        478,000        478,000
  Notes payable to banks and other           0         43,000      2,495,000
                                  ____________   ____________   ____________

      Total liabilities           $ 21,932,000   $ 24,151,000   $ 20,993,000


  Stockholders' Equity

   Preferred stock - no par value            0              0              0
    Authorized 10,000,000 shares
    issued and outstanding, none
   Common stock - $.10 par value       366,000        366,000        366,000
    Authorized 50,000,000 shares
    issued and outstanding
    3,655,266 shares
   Additional paid-in capital       15,578,000     15,578,000     15,578,000
   Cumulative translation adjustment  (680,000)      (701,000)      (680,000)
   Retained earnings               (19,630,000)   (19,728,000)   (19,038,000)
                                  ____________   ____________   ____________

      Total stockholders' equity  $ (4,366,000)  $ (4,485,000)  $ (3,774,000)

  Total Liabilities and
   Stockholders' Equity           $ 17,566,000   $ 19,666,000   $ 17,219,000
                                  ============   ============   ============

See notes to condensed consolidated financial statements.




                          CHAMPION PARTS, INC.
                            AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS (CONDENSED)


(Amounts in thousands)
                                    Six Months Ended     Three Months Ended
                                  June 29,    June 30,   June 29,   June 30,
                                    1997        1996       1997       1996
                                 __________  _________  _________  _________
                                       (Unaudited)           (Unaudited)

Net Sales                        $   13,617  $  15,434  $   5,980  $   7,222
                                 __________  _________  _________  _________

Cost and Expenses
  Cost of products sold              11,077     12,384      4,894      6,040
  Selling, distribution and
   administration                     1,934      2,345        938      1,154
                                 __________  _________  _________  _________

                                     13,011     14,729      5,832      7,194

Earnings before interest
   and income taxes                     606        705        148         28
Interest                                508        868        250        404
                                 __________  _________  _________  _________

Earnings (loss) before
   income taxes                          98       (163)      (102)      (376)
Income Tax                                           7
                                 __________  _________  _________  _________

Net earnings (loss)              $       98  $    (170)  $   (102)      (376)
                                 ==========  =========  =========  =========

Average Shares Outstanding        3,655,266  3,655,266   3,655,266  3,655,266

Net Earnings (loss)
   per common share               $    0.03  $   (0.05)  $   (0.03)  $  (0.10)


See notes to condensed consolidated financial statements.





                         CHAMPION PARTS, INC.
                           AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                  Six Months Ended
                                               June 29,       June 30,
                                                 1997           1996
                                            _____________  ____________
                                             (Unaudited)     (Audited)


CASH FLOWS FROM OPERATING ACTIVITIES:

  Net earnings (loss)                        $     98,000   $  (170,000)

  Adjustments to reconcile net earnings (loss)
  to net cash provided by operating activities:
   Depreciation and amortization                  407,000       503,000
   Provision for losses on accounts receivable    155,000        42,000
   Change in assets and liabilities:
    Accounts receivable                         1,460,000       444,000
    Inventories                                  (141,000)    2,509,000
    Accounts payable and accrued expenses      (1,111,000)     (497,000)
    Other                                         406,000        25,000
                                              ___________   ___________

   NET CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES                        1,274,000     2,854,000


CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures (net)                     (332,000)      (47,000)
  Proceeds from sales of property, plant &
   equipment                                       49,000       765,000
                                               __________  ____________

    NET CASH USED IN INVESTING ACTIVITIES        (283,000)      718,000


CASH FLOWS FROM FINANCING ACTIVITIES:

  Net borrowings (payments) under credit
   agreements                                  (1,065,000)   (3,365,000)
  Principal payments (borrowings) on
   long-term debt                                 (43,000)     (114,000)
                                              ___________  ____________

   NET CASH PROVIDED BY (USED IN)
    FINANCING ACTIVITIES                       (1,108,000)   (3,479,000)
                                              ___________  ____________

EFFECT OF EXCHANGE RATE CHANGES ON CASH            21,000        (9,000)

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                (96,000)       84,000

CASH AND CASH EQUIVALENTS, beginning of period    707,000       874,000
                                              ___________  ____________

CASH AND CASH EQUIVALENTS, end of period      $   611,000   $   958,000
                                              ===========  ============

See notes to condensed consolidated financial statements.





                               CHAMPION PARTS, INC.
                                AND SUBSIDIARIES
                            ________________________

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
      ________________________________________________________________

1.	The accompanying financial statements for the six months ended
June 29, 1997 have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been
condensed or omitted pursuant	to such rules and regulations, although the
Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements and these notes should be read in conjuntion with the consolidated financial statements of the Company's Annual Report on Form 10-K for the year ended December 29, 1996.

The consolidated balance sheet at December 29, 1996 has been derived from the audited financial statements at that date and condensed.

2.	The information furnished herein reflects, except as discussed in Note 5, all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operation for the interim period. Results of operations for the six months ended June 29, 1997 are not indicative of results to be expected for the entire year.

3.	Inventories are valued at the lower of cost (first-in, first-out method)
or market.  A summary of the inventories follows:

                                         June 29,      December 29,
                                           1997           1996
                                     _____________   _______________

Raw Materials                        $   2,238,000   $    1,753,000
Work-in-Process                          2,342,000        2,622,000
Finished Goods                           2,601,000        2,665,000
                                     _____________   ______________

                                     $   7,181,000   $    7,040,000
                                     =============   ==============

Included in inventory above were cores of $2.9 million (June 29, 1997) and $3.0 million (December 29, 1996).

4.	For reporting purposes, product and core returns are offset against gross sales in arriving at net sales. For the six months ended June 29, 1997 and June 30, 1996 returns were $7,586,000, and $9,829,000 respectively.

5.	The Company's banks have extended the $6.4 million facility for short term periods during the second quarter. The Company had used $5.0 million of the available facility at June 29, 1997. The bank facility has been extended to August 31, 1997 with a $6.0 million limit. The Company has been informed by its banks that the current facility is being reviewed and a decision will be made regarding further loan extensions. There can be no assurance that the banks will provide additional extensions on this facility.

Without an extension of the current credit agreement or a replacement facility, the Company will not have sufficient funds to continue as a going concern and would have to consider available alternatives, including seeking protection under bankruptcy laws.

The Company's financial statements have been prepared on a going concern basis and do not contain adjustments which may be necessary should the Company be forced to liquidate assets or take other actions to satisfy debt payments or discontinue its business.

6.	Previously disclosed negotiations between the Company, an ad hoc panel representing certain unsecured creditors and Mr. Raymond G. Perelman, a principal shareholder and director, to settle certain unsecured obligations and recapitalize the Company were discontinued in May 1997. On
July 1, 1997, the Company reached a separate composition agreement with approximately 90% of its unsecured trade creditors to restructure approximately $3.4 million in past due obligations. Under the terms of this agreement, the Company made a cash distribution in the amount of 10% of the total restructured indebtedness, issued approximately $1.0 million in non-interest bearing promissory notes and issued other obligations entitling the trade creditors to a portion of the Company's defined free cash flow in years 2005 to 2009 of up to an aggregate of approximately $1.5 million. (The impact of this agreement is presented in pro forma format on the Company's Consolidated Balance Sheet.) Discussions are continuing with the remaining of the unsecured trade creditors with a balance of approximately $275,000.

The Company is also continuing discussions with other unsecured creditors to restructure $1.8 million of associated indebtedness upon substantially the same terms as the settlement with the trade creditors. There is no assurance that these creditors will accept the proposal.

The Company also settled a deferred compensation agreement with a former CEO of the Company. Under the agreement, Champion Parts has received $195,000 in cash and a release of the deferred compensation obligation from the former CEO in exchange for assignment of two policies insuring the former CEO.



Management's Discussion and Analysis of Financial Condition and Results of
___________________________________________________________________________
Operations
__________

Recent Events

Previously disclosed negotiations between the Company, an ad hoc panel representing certain unsecured creditors and Mr. Raymond G. Perelman, a principal shareholder and director, to settle certain unsecured obligations and recapitalize the Company were discontinued in May 1997. On July 1, 1997, the Company reached a separate composition agreement with approximately 90% of its unsecured trade creditors to restructure approximately $3.4 million in past due obligations. Under the terms of this agreement, the Company made a cash distribution in the amount of 10% of the total restructured indebtedness, issued approximately $1.0 million in non-interest bearing promissory notes and issued other obligations entitling the trade creditors to a portion of the Company's defined free cash flow in years 2005 to 2009 of up to an aggregate of approximately $1.5 million. (The impact of this agreement is presented in pro forma format on the Company's Consolidated Balance Sheet.) Discussions are continuing with the remaining unsecured trade creditors with a balance of approximately $275,000.

In conjunction with the restructuring, the Company is also continuing discussions with other unsecured creditors to restructure $1.8 million of associated indebtedness upon substantially the same terms as the settlement with the trade creditors. There is no assurance that these creditors will accept the proposal.

The Company also settled a deferred compensation agreement with a former CEO of the Company. Under the agreement, Champion Parts has received $195,000 in cash and a release of the deferred compensation obligation from the former CEO in exchange for assignment of two policies insuring the former CEO.

Results of Operations
_____________________

Three Months Ended June 29, 1997 Compared to June 30, 1996
__________________________________________________________

Net sales for the quarter ended June 29, 1997 were $6.0 million, 17% less than net sales of $7.2 million for the same period of 1996. This decline was primarily due to a benefit in 1996 of initial stocking sales to a major carburetor customer and to lower heavy duty product sales to another major customer in 1997 than in 1996. Total product and core returns, which are reflected in reductions in net sales, were 35% and 38% of gross sales in 1997 and 1996, respectively.

Carburetor sales were 68% and 59% of net sales in the second quarter of 1997 and 1996, respectively. The Company believes it continues to be a significant supplier of carburetors to the aftermarket. Since the mid-1980's carburetors have been installed in fewer new vehicles sold in the United States and Canada due to the increased use of fuel injection systems. However, the Company continues to sell replacement units for older vehicles, many of which use carburetors. The Company expects that carburetor sales will decline in future years. In addition, carburetor margins may be negatively impacted in the future as customers seek to return product during periods of declining demand. The Company has a customer product return policy and has established reserves to mitigate this effect.

Cost of product sold was 82% of net sales in the second quarter of 1997 compared to 84% in the second quarter of 1996. The reduction in the cost of products sold is attributed to the favorable material utilization during the quarter.

Selling, distribution and administrative expenses were $0.9 million in the second quarter of 1997 compared to $1.2 million in the second quarter of 1996. Reductions due to downsizing of operations since early 1996 accounted for the decrease.

Interest expense was $250,000 in the second quarter of 1997 compared to $404,000 in the prior year due to lower average outstanding borrowings in 1997 compared to 1996.

Net loss for the 1997 second quarter was $102,000 versus a net loss of $376,000 in 1996.


Six Months Ended June 29, 1997 Compared to Six Months Ended June 30, 1996
_________________________________________________________________________

Net sales for the first half of 1997 were $13.6 million, 12% less than net sales of $15.4 million for the first half of 1996. This decline was primarily due to the Company benefiting from increased sales from two large carburetor customers in 1996, and to lower heavy duty product sales in 1997 than in 1996.

Carburetor sales were 68% of net sales in the first half of 1997 compared to 60% in 1996.

Cost of product sold was 81% of net sales in 1997 compared to 80% in 1996. This slight increase in cost of product sold is attributed to higher labor costs than during the first half of 1996.

Selling, distribution and administrative expenses were $1.9 million in the first half of 1997 compared to $2.3 million in the first half of 1996. Cost reductions resulted from downsizing and cost control efforts.

Interest expenses was $508,000 in the first half of 1997 compared to $868,000 in the prior year due to lower average outstanding borrowings in 1997 compared to 1996.

Net income for the first half of 1997 was $98,000 compared to a net loss of $170,000 in the prior year.

The Company continues to seek new business; however, without an increase in the customer base, the Company expects sales in 1997 subsequent quarters to continue to be lower than in the first quarter due to lower seasonal demand for carburetors, heavy duty and agricultural products.


Liquidity and Capital Resources
_______________________________

Working Capital
_______________

Net working capital on June 29, 1997 was negative $(9.3) million compared to negative $(9.9) million on December 29, 1996.

Inventories were up about $140,000 in the first half of 1997 primarily due to higher core returns and purchases. A decline in receivables of approximately $1.6 million resulted from higher collections than sales in the same period.

In the first half of 1997, accrued expenses and other payables declined approximately $1.0 million primarily due to a release of the deferred compensation obligation on insurance policies of a former CEO of the Company and a reduction in workers' compensation expense.

The Company classifies outstanding loans under its bank credit agreement as short-term obligations due to their maturity. The amount of outstanding loans under the bank lines was $5.0 million on June 29, 1997 and $5.9 million on December 29, 1996. The decline in bank debt can be attributed to the higher receivable collections during the first half of 1997.
The Company has also classified as short-term obligations the outstanding principal on a $1.5 million capitalized lease obligation which is supported with a letter of credit issued by one of the Company's banks.

As indicated above, the Company has reached an agreement with certain of its trade creditors to restructure approximately $3.4 million in past due obligations. The Company is also continuing discussions with other unsecured creditors to restructure the associated indebtedness upon substantially the same terms as that settlement.


Debt
_____

The Company's banks have extended the $6.4 million facility for short term periods during the second quarter. The Company had used $5.0 million of the available facility at June 29, 1997.

The bank facility has been extended to August 31, 1997 with a $6.0 million limit. The Company has been informed by its banks that the current facility is being reviewed and a decision will be made regarding further loan extensions. There can be no assurance that the banks will provide additional extensions on this facility.

Without an extension of the current credit agreement or a replacement facility, the Company would not have sufficient funds to be able to continue as a going concern and would have to consider available alternatives, including seeking protection under bankruptcy laws. There is no assurance that the credit agreement will be extended or that replacement financing would be available. The Company's financial statements have been prepared on a going concern basis and do not contain adjustments which may be necessary should the Company be forced to liquidate assets or take other actions to satisfy debt payments or discontinue its business. The Company needs to generate new business and continue its cost containment efforts in order to be able to return to profitability. However, there is no assurance that the Company will be able to return to profitability in the near future.


Cash Flow
_________

The Company decreased its long-term debt, net of cash, by $1.0 million in the six months ended June 29, 1997. The following summarizes significant items affecting the change in total debt, (amounts in thousands).


                                            June 29,          June 30,
                                              1997              1996
                                        ______________    ______________

Net income (loss)
  Changes in working capital, other      $        888      $      2,342
Depreciation and Amortization                     407               503
Proceeds from fixed asset sales                    49               (47)
Capital Expenditures                             (332)              765
                                         ____________      ____________

Decrease in total debt, net of cash      $      1,012      $      3,563
                                         ============      ============





PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits

	(27)	Financial Data Schedules





	SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






       CHAMPION PARTS, INC.
       (Registrant)
DATE:    August 13, 1997   		By:  /s/ Roland H. Millington
                                      ________________________

                                      Roland H. Millington
                                      Corporate Secretary and
                                      Treasurer