Form 10-Q
period 1997-09-28
CHAMPION PARTS INC
filed 1997-11-12
CIK 19161

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934


              For the quarterly period ended   September 28, 1997

                    Commission file number           1-7807

                           Champion Parts, Inc.
           ______________________________________________________
           (Exact name of registrant as specified in its charter)


               Illinois                            36-2088911
    _______________________________     __________________________________
    (State or other jurisdiction of     I.R.S. Employer Identification No.
     incorporation or organization)


             751 Roosevelt Road, #7-110, Glen Ellyn, IL   60137
             __________________________________________________
                  (Address of principal executive offices)


                               630-942-8317
         ____________________________________________________
         (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           Yes   X     	No
               ____    ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class           	 Outstanding at September 28, 1997
____________________________    _________________________________
Common Shares-$.10 par value	               3,655,266






                           CHAMPION PARTS, INC.
                             AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS (CONDENSED)


                                            September 28,    December 29,
                                                1997             1996
                                            _____________    ____________
                                             (Unaudited)       (Audited)
ASSETS
  Current Assets
    Cash and cash equivalents               $     252,000    $    707,000
    Accounts Receivable,
     less allowance for
     uncollectible accounts                     3,252,000       5,129,000
  Inventories                                   7,137,000       7,040,000
  Prepaid expenses and other                      948,000         813,000
                                             ____________     ___________
     Total current assets                      11,589,000      13,689,000

  Property, plant and equipment (net)           5,298,000       5,509,000
  Other assets                                     63,000         468,000
                                              ___________     ___________
       Total Assets                           $16,950,000     $19,666,000
                                              ===========     ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable                            $ 4,677,000     $ 8,047,000
  Accrued expenses and other payables           6,821,000       8,033,000
  Current maturities on long-term debts         6,624,000       7,550,000
                                              ___________     ___________
     Total current liabilities                $18,122,000     $23,630,000

  Deferred income taxes                           478,000         478,000
  Notes payable                                 2,494,000          43,000
                                              ___________     ___________
       Total liabilities                      $21,094,000     $24,151,000

Stockholders' Equity
  Preferred stock - no par value                        0               0
   Authorized 10,000,000 shares
   issued and outstanding, none
  Common stock - $.10 par value                   366,000         366,000
   Authorized 50,000,000 shares
   issued and outstanding 3,655,266 shares
  Additional paid-in capital                   15,578,000      15,578,000
  Cumulative translation adjustment              (682,000)       (701,000)
  Retained earnings                           (19,406,000)    (19,728,000)
                                             ____________    ____________
       Total stockholders' equity            $ (4,144,000)   $ (4,485,000)

         Total Liabilities and Stockholders'
         Equity                              $ 16,950,000    $ 19,666,000
                                             ============    ============

See notes to condensed consolidated financial statements.


                            CHAMPION PARTS, INC.
                              AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS (CONDENSED)

(Amounts in thousands)

                                  Nine Months Ended     Three Months Ended
                                 Sept. 28,  Sept. 29,  Sept. 28,  Sept. 29,
                                   1997       1996       1997       1996
                                 _________  _________  _________  _________
                                     (Unaudited)           (Unaudited)

Net Sales                        $  18,464  $  20,744  $   4,847  $   5,310
                                 _________  _________  _________  _________
Cost and Expenses
  Cost of product sold              15,352     17,115      4,276      4,771
  Selling, distribution and
   administration                    2,639      3,408        704      1,023
                                 _________  _________  _________  _________
                                    17,991     20,523      4,980      5,794
                                 _________  _________  _________  _________

Earnings (loss) before interest,
  income taxes, extraordinary gain     473        221       (133)      (484)
Interest Expense                       743      1,200        235        332
                                 _________  _________  _________  _________
Earnings (loss) before income
  taxes and extraordinary gain        (270)      (979)      (368)      (816)
Income taxes                                        7
                                 _________  _________  _________  _________
Earnings (loss) before
  Extraordinary Gain                  (270)      (986)      (368)      (816)
Extraordinary Gain                     592                   592
                                  ________  _________  _________  _________
Net earnings (loss)               $    322  $    (986) $     224  $    (816)

Average Shares Outstanding       3,655,266  3,655,266  3,655,266  3,655,266
                                 =========  =========  =========  =========
Net Earnings (loss) from
  operations per common share     $  (0.07) $   (0.27) $  (0.10)  $   (0.22)
                                  ========  =========  =========  =========
Extraordinary Gain per
 common share                     $   0.16  $       0  $    0.16  $       0
                                  ========  =========  =========  =========
Net Earnings (loss) per
 common share                     $   0.09  $   (0.27) $    0.06  $   (0.22)
                                  ========  =========  =========  =========

See notes to condensed consolidated financial statements.




                             CHAMPION PARTS, INC.
                               AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Nine Months Ended
                                                Sept. 28,    Sept. 29,
                                                  1997         1996
                                             _____________  ____________
                                                      (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings (loss)                          $     322,000  $   (986,000)
Adjustments to reconcile net earnings
  (loss) to net cash provided by
  operating activities:
  Extraordinary Gain                              (592,000)
  Depreciation and amortization                    613,000       729,000
  Provision for losses on accounts receivable      130,000       (25,000)
  Change in assets and liabilities:
    Accounts receivable                          1,747,000       979,000
    Inventories                                    (97,000)    3,254,000
    Accounts payable and accrued expenses       (1,496,000)     (983,000)
    Other                                          272,000        14,000
                                             _____________  ____________

    NET CASH PROVIDED BY (USED IN)
     OPERATING ACTIVITIES                          899,000     2,982,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures (net)                     (473,000)       (47,000)
  Proceeds from sales of property,
   plant & equipment                               69,000      3,677,000
                                              _____________  ____________

NET CASH USED IN INVESTING ACTIVITIES            (404,000)     3,630,000

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments) under
   credit agreements                             (926,000)    (5,761,000)
  Principal payments (borrowings)
   on long-term debt                              (43,000)      (871,000)
                                              _____________  _____________

NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                           (969,000)    (6,632,000)
                                              _____________  _____________

EFFECT OF EXCHANGE RATE CHANGES ON CASH            19,000        (34,000)

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                               (455,000)       (54,000)

CASH AND CASH EQUIVALENTS, beginning of period    707,000        874,000
                                               ____________  ____________

CASH AND CASH EQUIVALENTS, end of period       $  252,000     $  820,000
                                               ============  ============

See notes to condensed consolidated financial statements.





                           CHAMPION PARTS, INC.
                             AND SUBSIDIARIES
                         _______________________

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)
_____________________________________________________________________________



1. The accompanying financial statements for the nine months ended
September 28, 1997 have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements and these notes should be read in conjunction with the consolidated financial statements of the Company included in the Company's Annual Report on Form 10-K for the year ended December 29, 1996.

The consolidated balance sheet at December 29, 1996 has been derived from the audited financial statements at that date and condensed.

2. The information furnished herein reflects, except as discussed in Note 5, all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period. Results of operations for the nine months ended September 28, 1997 are not indicative of results to be expected for the entire year.

3.Inventories are valued at the lower of cost (first-in, first-out method) or market. A summary of the inventories follows:


                                           September 28,     December 29,
                                               1997	             1996
                                           _____________    _____________
Raw Materials                              $  2,222,000     $  1,753,000
Work in Process                               2,362,000        2,622,000
Finished Goods                                2,553,000        2,665,000
                                           _____________    _____________
                                           $  7,137,000     $  7,040,000

Included in inventory above were cores of $3.0 million on both
September 28,1997 and December 29, 1996.

4. For reporting purposes, product and core returns are offset against gross sales in arriving at net sales. For the nine months ended September 28, 1997 and September 29, 1996 returns were $10,786,000, and $13,174,000 respectively.

5. The Company's banks have extended the $6.0 million facility for short term periods during the third quarter. The Company had used $5.1 million of the available facility at September 28, 1997. The current facility expired on August 31, 1997, however, the Company's banks have continued advancing funds after the expiration. The Company has been asked to replace the current facility with another credit facility.

The Company is in the process of seeking a replacement borrowing facility; however, there is no assurance that the Company will secure a replacement facility. Without a replacement facility or additional advances, the Company will not have sufficient funds to continue as a going concern and would have to consider available alternatives, including seeking protection under bankruptcy laws.

The Company's financial statements have been prepared on a going concern basis and do not contain adjustments which may be necessary should the Company be forced to liquidate assets or take other actions to satisfy debt payments or discontinue its business.

6. On July 1, 1997, the Company reached a composition agreement with approximately 90% of its unsecured trade creditors with past due balances to restructure approximately $3.4 million. Under the terms of this agreement, the Company made a cash distribution in the amount of 10% of the total restructured indebtedness, issued approximately $1.0 million in non-interest bearing promissory notes and issued other obligations entitling the trade creditors to a portion of the Company's defined free cash flow in years
2005 to 2009 of up to an aggregate of approximately $1.5 million. This resulted in an extraordinary gain of $592,000 for the quarter ended September 28, 1997. Discussions are continuing with unsecured trade creditors with past due balances of approximately $275,000.

In addition, the Company is continuing discussions with other unsecured creditors to restructure $1.8 million of associated indebtedness upon substantially the same terms as the settlement with the trade creditors. There is no assurance that any of these creditors will accept the proposal.


Management's Discussion and Analysis of Financial Condition and Results of
                                 Operations
_____________________________________________________________________________


Recent Events
_____________

As previously disclosed, on July 1, 1997 the Company reached a composition agreement with approximately 90% of its unsecured trade creditors with past due balance to restructure approximately $3.4 million. Under the terms of this agreement, the company made a cash distribution in the amount of 10% of the total restructured indebtedness, issued approximately $1.0 million in non-interest bearing promissory notes and issued other obligations entitling the trade creditors to a portion of the company's defined free cash flow in years 2005 to 2009 of up to an aggregate of approximately $1.5 million.
This resulted in an extraordinary gain of $592,000 for the quarter ended September 28, 1997. Discussions are continuing with unsecured trade creditors with past due balances of approximately $275,000.

In addition, the Company is continuing discussions with other unsecured creditors to restructure $1.8 million of associated indebtedness upon substantially the same terms as the settlement with the trade creditors. There is no assurance that any of these creditors will accept the proposal.


Results of Operations
_____________________

Three Months Ended September 28, 1997 Compared to September 29, 1996
_____________________________________________________________________

Net sales for the quarter ended September 28, 1997 were $4.8 million, 9% less than net sales of $5.3 million for the same period of 1996. This decline was primarily due to slow O.E. heavy duty product sales to two major customers. One of these customers switched to a dealer direct shipment program. The program had a slow start, the other implemented an inventory reduction program. Stronger than projected carburetor sales partially offset the shortfall of O.E. heavy duty product sales. Total product and core returns, which are reflected in reductions in net sales, were 39% and 38% of gross sales in the third quarters of 1997 and 1996, respectively.

Carburetor sales were 76% and 65% of net sales in the third quarter of 1997 and 1996, respectively. The Company believes it continues to be a significant supplier of carburetors to the aftermarket. Since the mid-1980's carburetors have been installed in fewer new vehicles sold in the United States and Canada due to the increased use of fuel injections systems. However, the Company continues to sell replacement units for older vehicles, many of which use carburetors. The Company expects that carburetor sales will decline in future years. The Company has a customer return policy and has established reserves in order to mitigate the loss of margins during periods of declining demand.

The cost of product sold was 88% of net sales in the third quarter of 1997 compared to 90% in the third quarter of 1996. The reduction in the cost of products sold is attributed to the product mix and favorable material utilization during the quarter.

Selling, distribution and administrative expenses were $0.7 million in the third quarter of 1997 compared to $1.0 million in the third quarter of 1996. Reductions due to downsizing of operations since early 1996 accounted for the decrease.

Interest expense was $235,000 in the third quarter of 1997 compared to $332,000 in the prior year due to lower average outstanding borrowings in 1997 compared to 1996.

Net income for the 1997 third quarter was $224,000 versus a net loss of $816,000 in 1996. The net income for 1997 included an extraordinary gain of $592,000 resulting from the vendor debt restructuring. Without the extraordinary gain, the Company would have reported a net loss of $368,000.


Nine Months Ended September 28, 1997 Compared to Nine Months Ended
                           September 29, 1996
_____________________________________________________________________________

Net sales for the nine months of 1997 were $18.5 million, 11% less than net sales of $20.7 million for the nine months of 1996. This decline was primarily due to lower heavy duty product sales in 1997 than in 1996.

Carburetor sales were 65% of net sales in the first nine months of 1997 compared to 62% in 1996.

The average cost of products sold percentage was, 83% of the net sales, the same as 1996.

Selling, distribution and administrative expenses were $2.6 million in the first nine months of 1997 compared to $3.4 million for the nine months in 1996. Cost reductions resulted from downsizing and cost control efforts.

Interest expense was $743,000 in the first nine months of 1997 compared to $1.2 million in the prior year due to lower average outstanding borrowings in 1997 compared to 1996.

Net income for the first nine months of 1997 was $322,000 compared to a net loss of $986,000 in the prior year. Net income in 1997 included an extraordinary gain of $592,000 as a result of the vendor debt settlement. Without the extraordinary gain, the Company would have reported a net loss of $270,000.

The Company continues to seek new business; however, without an increase in the customer base, the Company expects sales in the final quarter of 1997 to continue to be lower than the previous year due to lower seasonal demand for carburetors, heavy duty and agricultural products.


Liquidity and Capital Resources
_______________________________

Working Capital
_______________

Net working capital on September 28, 1997 was negative $(6.5) million compared to negative $(9.9) million on December 29, 1996. This improvement was mostly due to the vendor debt restructuring of $3.4 million in July 1997.

Inventories were up about $100,000 in the first nine months of 1997 compared to December 29, 1996 balances primarily due to higher core returns. A decline in receivables of approximately $1.9 million resulted from higher collections and lower sales.

In the first nine months of 1997, accrued expenses and other payables declined approximately $1.2 million primarily due to a release of the deferred compensation obligation on insurance policies of a former CEO of the Company and a reduction in workers' compensation accruals.

The Company classifies outstanding loans under its bank credit agreement as short-term obligations due to their maturity. The amount of outstanding loans under the bank lines was $5.1 million on September 28, 1997 and $5.9 million on December 29, 1996. The decline in bank debt can be attributed to the higher receivable collections during the nine months of 1997. The Company has also classified as short-term obligations the outstanding principal on a $1.5 million capitalized lease obligation which is supported with a letter of credit issued by one of the Company's banks.

As indicated above, the Company has reached an agreement with approximately 90% of its unsecured trade creditors with past due balances to restructure approximately $3.4 million. The Company is also continuing discussions with other unsecured creditors to restructure the associated indebtedness upon substantially the same terms as that settlement.


Debt
____

The Company's banks have extended the $6.0 million facility for short term periods during the third quarter. The Company had used $5.1 million of the available facility at September 28, 1997. The current facility expired on August 31, 1997, however, the Company's banks have continued advancing funds after the expiration. The Company has been asked to replace the current facility with another credit facility.

The Company is in the process of seeking a replacement borrowing facility with another lender; however, there is no assurance that the Company will secure a replacement facility. Without a replacement facility or additional advances, the Company will not have sufficient funds to continue as a going concern and would have to consider available alternatives, including seeking protection under bankruptcy laws.

The Company's financial statements have beem prepared on a going concern basis and do not contain adjustments which may be necessary should the Company be forced to liquidate assets or take other actions to satisfy debt payments or discontinue its business.


Cash Flow
_________

The Company increased its long-term debt, net of cash, by $2.0 million in the nine months ended September 28, 1997. The following summarizes significant items affecting the change in total debt, (amounts in thousands).


                                               Sept. 28,       Sept. 29,
                                                 1997            1996
                                              __________      __________

Net Income (Loss),
  Changes in working capital, other             ($ 2,189)         $2,214
Depreciation and Amortization                        613             729
Capital Expenditures                                (473)            (47)
Proceeds from fixed asset sales                       69           3,677
                                              __________       _________

(Increase) Decrease in total debt, net of cash   ($1,980)         $6,573
                                              ==========       =========



The increase resulted from the reclassification of $2.5 million of short term payables as long term liabilities due to debt restructuring.


PART II.	OTHER INFORMATION


Item 6.	Exhibits and Reports on Form 8-K

        (a)	 Exhibits

        (27) Financial Data Schedules

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



CHAMPION PARTS, INC.
           (Registrant)




DATE:
     _____________________________


By:  /s/ Roland H. Millington
     ______________________________
     Ronald H. Millington
     Corporate Secretary and Treasurer