Form 10-K
period 1997-12-28
CHAMPION PARTS INC
filed 1998-06-17
CIK 19161

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 28, 1997

                                   OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from        to

                        Commission  File No. 1-7807

                            CHAMPION PARTS, INC.
                           _____________________
            (Exact name of Registrant as specified in its charter)
          Illinois                               36-2088911
___________________________________     _____________________________________
(State or other jurisdiction             (IRS Employer Identification Number)
 of incorporation or organization)

751 Roosevelt Rd., Bldg. 7, Suite 110, Glen Ellyn, IL          60137
_____________________________________________________       ___________
 (Address of Principal Executive Offices)                   (Zip Code)

Registrant's telephone number, including area code: 630 942-8317
__________________________________________________  ____________

Securities Registered Pursuant to Section 12(b) of the Act:        None
__________________________________________________________

Securities Registered Pursuant to
 Section 12(g) of the Act:                      Common Shares, $.10 Par Value
__________________________________                     (Title of Class)

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

As of March 7, 1998, 3,655,266 Common Shares were outstanding and the aggregate market value of the Common Shares held by non-affiliates of the Registrant (based on the closing price as reported on the National
Quotation Bureau Incorporated) was approximately $1,169,685. For information as to persons considered to be affiliates for purposes of this calculation, see "Item 5. Market for the Company's Common Shares and Related Shareholder Matters".





PART I

Item 1.             Business

Unless the context indicates otherwise, the term "Company" as used herein means Champion Parts, Inc. and its subsidiaries.

Products

The Company remanufactures and sells replacement fuel system components (carburetors and diesel fuel injection components) and constant velocity drive assemblies for substantially all makes and models of domestic and foreign automobiles and trucks. It also remanufactures and sells replacement electrical and mechanical products for certain passenger car, agricultural and heavy duty truck original equipment applications.

In 1995, the Company exited the manufacture and sale of passenger car electrical (alternators and starters) and mechanical (clutches and water pumps) products sold to traditional warehouse distributors and retailers. Sales of these product lines accounted for approximately 56% of the Company's 1995 net sales.

During the fiscal years ended December 28, 1997, December 29, 1996, and December 31, 1995, the Company's sales of parts for automobiles (including light duty trucks) accounted for approximately 78%, 74% and 89%, respectively, of the Company's net sales, and sales of parts for heavy duty trucks and farm equipment accounted for approximately 22%, 26% and 11%, respectively, of such net sales.

Marketing and Distribution

The Company's products are marketed throughout the continental United States and in a limited manner in Canada. The Company sells carburetors and constant velocity drive assemblies to automotive warehouse distributors, which in turn sell to jobber stores and through them to service stations, automobile repair shops and individual motorists. In addition, the Company sells to aftermarket retail chains that distribute products through their stores. The Company sells electrical and mechanical products to manufacturers of automobiles, trucks and farm equipment, which purchase the Company's products for resale through their dealers. Of the Company's net sales in the year ended December 28, 1997, approximately 10% were to automotive warehouse distributors; approximately 33% were to manufacturers of automobiles, trucks and farm equipment and heavy duty fleet specialists;
and approximately 57% were to retailers and other customers.

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

During the fiscal year ended December 28, 1997, the four largest customers of the Company accounted for approximately 38% (AutoZone, Inc.),19% (Advance Auto Parts), 18% (John Deere), and 12% (Chrysler Corp.) respectively, of net sales, and no other customer accounted for more than 10% of net sales.

The Company makes available to its customers the MEMA Transnet computerized order entry system which is administered by the Motor Equipment Manufacturers Association. The MEMA Transnet system enables a customer in any area of the United States to place orders into the Company's central computer, which transmits the orders to the Company's plant servicing that customer's geographic area. It also has direct Electronic Data Interchange with its largest customers.

As of December 28, 1997, sales were made by two direct salesmen and 11 sales agencies.

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

Backlog

The Company did not have a significant order backlog at any time during the fiscal years 1997 or 1996.

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

The Company retains a Director of Quality Assurance who conducts periodic quality audits of the Company's plants under its quality improvement program to test product quality and compliance with specifications.

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

Environmental Matters

The Company is subject to various federal, state and local environmental laws and regulations incidental to its business. The Company continues to modify, on an ongoing basis, processes that may have an environmental impact. Although management believes that the current level of Environmental Reserves are adequate to satisfy the future compliance with the environmental laws, the ultimate outcome of its environmental matters and potential insurance settlements are undeterminable. Given the Company's current financial condition, the resolution of these matters could have a material impact on the Company's financial condition and operating results. See Item 3, Legal Proceedings - Environmental Matters for additional discussion.

Employees

As of December 28, 1997, the Company employed approximately 430 persons, including 60 salaried employees at corporate headquarters and plant locations; and approximately 370 production, warehouse and maintenance employees.

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



The Collective Bargaining Agreement between the Company and the International Brotherhood of Electrical Workers at the Company's Pennsylvania facilities was renewed, for a three year term, in December 1996 effective as of September 1, 1996. In September 1997, the International Brotherhood of Electrical Workers at the Company's Pennsylvania facility, reopened its three year contract. The reopener was to address a wage increase and was settled in February, 1998 with a modest increase and gain sharing program.

Item 2.            Properties

The Company's corporate headquarters are presently located at 751 Roosevelt Rd., Bldg. 7, Suite 110, Glen Ellyn, Illinois. It leases 3,600 square feet of office space at that location. The facility houses the Company's corporate office functions, including executive administration, finance, and data processing.

The following table sets forth certain information with respect to each of the Company's remanufacturing, warehousing and service facilities other than the corporate headquarters:


                                           Warehouse    Remanufacturing
                                              Area           Area
Location                                   (Sq. Ft.)        (Sq. Ft)

OWNED:
Beech Creek, Pennsylvania                     40,000            160,000

HELD UNDER INDUSTRIAL
REVENUE FINANCING ARRANGEMENTS:

Hope, Arkansas                                55,000            221,000

LEASED:

Fresno, California                             4,000                -0-

Oshawa, Ontario, Canada                        4,000                -0-

The Company's plants are well maintained and are in good condition and repair. A substantial portion of the machinery and equipment has been designed by the Company for its particular purposes and, in many instances, has been built by it.

Item 3.            Legal Proceedings

Environmental Matters


1. Beech Creek, Pennsylvania Facility Soil and Groundwater Contamination. In May, 1991, the Pennsylvania Department of Environmental Resources ("PADER") notified the Company that there was evidence of trichloroethylene and trichloroethane in the soil, and possibly the groundwater under the Beech Creek facility. Further, PADER was concerned that the contamination had migrated off site. PADER demanded that the Company conduct an investigation to determine the source and extent of the contamination, and perform any required cleanup.

The Company retained a qualified environmental consultant, Todd Giddings & Associates, Inc. ("TGAI") to prepare a site investigation plan. In June of 1992 PADER approved the investigation plan. The plan included extensive soil testing and groundwater monitoring. TGAI completed the investigation in 1995.

Cleanup commenced in 1995 at the Beech Creek plant. Cleanup activities consist of the venting of volatile organic gases from soil, and the pumping and treating of groundwater. While there are always uncertainties in predicting future cleanup costs, recent experience has shown that the maintenance and operation of the system has been approximately $20,000 per year. The Company's current consultant, Advanced Resource Management
Group, Inc. ("ARMG") currently is unable to predict how long the groundwater pump and treat system will have to operate.

The Company is currently considering other innovative technology approaches and risk based site specific cleanup standards under Pennsylvania's new "Act Two," which might shorten the remediation period. Finally, the Beech Creek matter is a subject of the insurance carrier litigation (paragraph 3 below), and the Company has settled with one and is in settlement negotiations with the of balance of carriers.

2. Lawson Street, City of Industry, California Cleanup Proceedings, and Puente Valley, California Superfund Proceeding. The Company formerly operated a manufacturing facility at 825 Lawson Street, City of Industry, California. In response to requirements imposed by the Los Angeles Regional Water Quality Control Board (the "Los Angeles Board") in letters dated March 27, 1992, and April 18, 1994, the Company, along with another former lessee and a former owner of the Lawson Street property, retained an environmental consultant to perform a site assessment of the Lawson Street property. The site assessment, completed in July, 1994, revealed volatile organic compounds in the soil and shallow groundwater beneath the Lawson Street property. A site assessment report was submitted to the Los Angeles Board in 1995.

The Los Angeles Board has indicated that they will require cleanup of the property. It is too early to predict the cleanup methodology to be required by the Los Angeles Board, or the cost of the cleanup. The Company, along with others, has retained a consultant to prepare a remedial action plan.
The cost of implementing the plan is estimated at approximately $360,000-$500,000, but the plan has not yet been submitted to or approved by the Board. Under the present Cost Sharing Agreement with the other two parties who funded the site assessment report and the Remedial Action Plan, the Company would be responsible for paying one-third of the cost of cleanup of the Lawson Street property. The Company and the other two parties to this agreement are also in litigation (described in paragraph number 4 below) with another potentially responsible party, the current property owner, for its fair share of these costs. This could reduce the Company's liability for these costs.

The Lawson Street property is also located within the Puente Valley Operable Unit of the San Gabriel Valley Superfund Site (the "Puente Valley Site"). The Puente Valley Site is concerned with volatile organic compounds in a deep groundwater aquifer. The Puente Valley site and its associated potential liability, is also a subject of the Soto litigation described below. The Company, and approximately 42 other potentially responsible parties, are parties to an Administrative Consent Order with the United States Environmental Protection Agency to undertake a remedial investigation/feasibility study ("RI/FS") of the Puente Valley Site. The Company entered into a separate agreement with the other Respondents to the Administrative Consent Order to fund the RI/FS. The Company, and the other two companies funding the Lawson Street property investigation are jointly responsible for 3.75% of the cost of the RI/FS (the Company's share of the Puente Valley RI/FS costs, therefore, is 1.25%). The group submitted the RI/FS to USEPA for its review and USEPA approved the RI/FS. The Company was responsible for paying approximately $50,000 toward the RI/FS, most of which was reimbursed by the Company's insurance carriers (see paragraph 3 below).

While it is too early to know if cleanup of the Puente Valley aquifer will be required, or the cost of any cleanup, USEPA has published a proposed cleanup plan for public comment. The proposed plans's preferred remedial alternative is predicted to cost $27. 80 million (present value cost estimate). It is unclear over what period the amount would be payable. Other remedial alternatives discussed in USEPA'S publication range from $0 to $68.1 million. It is impossible to predict the Company's share of the potential cleanup costs, but under the previous agreement for sharing the costs of the RI/FS, the company's share was 1.25%.

3. Litigating Against Insurance Carriers. The Company has filed a complaint in Illinois State Court, in DuPage County against its insurance carriers for a declaration that the insurance carriers are liable for all of the company's investigation and cleanup costs at the Beech Creek, City of Industry, Puente Valley and Spectron Sites and for any liability in the Soto litigation.
In 1995, the Company entered into a Partial Settlement Agreement with certain primary insurance carriers, whereby those carriers paid the Company a significant percentage of its past defense and investigation costs at the Beech Creek, City of Industry and Puente Valley Sites. Some of those insurance carriers are also paying for the Company's defense, subject to a reservation of rights, in the Soto litigation described below.

The Company also reached a partial settlement with one of its insurance carriers, National Union, regarding that carrier's responsibility for Beech Creek and Spectron (See below). In that settlement, National Union paid the Company $120,000, and received a release from the Company for its liability for cleanup costs at those two sites.

The Company is also presently in settlement negotiations with most of the primary insurance carriers regarding partial settlement for the Company's liability for cleanup of the Lawson street site. Under the terms of the proposed settlement, the Company would also dismiss the litigation, without prejudice with regard to the carrier's liability for Puente Valley or any other site, with the right to refile at any time.

4. Soto Associates v. Lois Kipling, et al. On April 25, 1996, Soto Associates (Soto), a current owner of the property located at 825 Lawson Street, city of Industry, California, filed a complaint in the United States District Court for the Central District of California against the Company, Lois Kipling, and Maremont Corporation, for claims arising out of the contamination at the Lawson Street property and at the Puente Valley site. The complaint seeks relief requiring the Company and the other defendants to clean up the Lawson Street property, and payment for any liability associated with the Lawson Street property and the Puente Valley site. The complaint also seeks damages for diminution in value of the Lawson Street property, attorneys' fees, and other relief.

The Company has entered into a Joint Defense Agreement with the other defendants, and along with the other defendants, has denied the allegations and has counterclaimed against Soto for contribution for the investigation and cleanup costs at the Lawson Street property and the Puente Valley site. Champion tendered its defense and demanded indemnification from its insurance carriers and the carriers have been defending the Company under a reservation of rights.

The Company is presently in settlement negotiations with Soto and the co-defendants. Pursuant to a draft side settlement agreement between the defendants, the Company would be responsible initially for one-third of the total amount (estimated at $360,000-$500,000) subject to a possible future reallocation.

5. Spectron, Maryland Superfund Proceeding. The Company was notified in 1989 by the United States Environmental Protection Agency ("EPA") that it was a "potentially responsible party" ("PRP") with respect to the removal of hazardous substances from the Spectron, Inc. site in Elkton, Maryland (the "Spectron Site"). The Company has admitted to sending about 102,000 gallons of liquid substances to the Spectron Site. There are about 30 million gallons of materials sent to the site that have been accounted for.

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

On September 20, 1995, the United States Environmental Protection Agency (USEPA) notified the Company (along with several hundred other companies) of potential liability for response actions at the Spectron Superfund Site.
The USEPA letter asks the Company and the other PRPs to negotiate with USEPA for their performance of a remedial investigation/feasibility study at the Spectron Site.

In addition to the USEPA letter, the Company received a letter from a group of other PRPs at the Site. Based on the allegations on the quantity of materials sent to the site from the Company, the allegations on materials sent to the Site by other PRPs, and the Steering committee PRPs' prediction of total costs of investigation and cleanup at the Site, the Company's share of the liability would be approximately $158,000. This amount would be payable over several years. In addition, the Steering committee PRPs appear to be offering a de minimis settlement option. Pursuit of the de minimis settlement option would cost the Company $229,471 to $305,961, depending on reopener provisions.

The Company has demanded defense and indemnity from its insurance carriers for any liability at the Spectron Site and one of the carriers has settled with the Company. The Company plans to vigorously pursue its claims against other insurance carriers, if necessary. Further, the Company believes that its former solvent supplier and waste solvent transporter, Textile Chemical Company, Inc. (formerly known as R. W. Eaken), is responsible for a share of any liability the Company incurs for the Spectron Site cleanup. The Company plans to vigorously pursue Textile for the claim.

6. Caldwell Systems, Inc. Site. In February, 1998, the Company received a notice letter and de minimis settlement letter from USEPA regarding the Caldwell Systems, Inc. Site. The Company has elected to enter into the de minimis settlement, under which the Company will pay $631.87 to USEPA, and receive a release from any further cleanup liability at the site.

Summary
Although the ultimate outcome of its environmental matters and potential insurance settlements is not determinable, given the Company's current financial condition resolution of these matters could have a material impact on the Company's financial condition and operating results.

Other Litigation
The Company is a defendant in lawsuits from trade creditors seeking payment of outstanding amounts. See Management's Discussion and Analysis Part II, (Item 7) for further discussion. It is uncertain as to the ultimate outcome of the current or threatened litigation.

Item 4.  Submission of Matters to a Vote of Shareholders

         None


                                  PART II


Item 5.   Market for the Company's Common Shares and Related Shareholder
Matters

The Company's Common Shares are traded over the counter on the NASD Electronic Bulletin Board under the symbol "CREB". As of December 28, 1997, there were 802 holders of record of the Company's Common Shares. This number does not include beneficial owners of Common Shares whose shares are held in the name of banks, brokers, nominees or other fiduciaries.

The information appearing in the following table on the range of high and low trade prices for the Company's Common Shares was obtained from NASDAQ quotations in the NASD's Monthly Statistical Reports and NASD Quotation Service Reports.


                               Fiscal                        Fiscal
                             Year Ended                    Year Ended
                          December 28, 1997             December 29, 1996
   Quarter                   Low     High                 Low      High
   Ended:                   Price    Price               Price     Price

   March 31                  3/8      1/2                 3/16     15/16
   June 30                   3/8      1/2                 1/4        1
   September 30              9/32     3/8                11/32      1/2
   December 31               7/32     7/16                3/8       1/2

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

Item 6.

Selected Financial Data
(Data in thousands, except per share data
                            1997       1996       1995       1994       1993

Net Sales  (Note 1)      $ 24,165   $ 27,556   $ 52,954   $ 95,337  $ 100,040

Costs and Expenses:
 Operating costs (Note 2)  23,948     27,527     69,454     99,050     95,769
 Interest - net               973      1,489      2,339      2,423      2,282
                         ________   ________    _______    _______   ________
                           24,921     29,016     71,793    101,473     98,051

Earnings (Loss) Before
 Income Taxes and
 Extraordinary Gain          (756)    (1,460)   (18,839)    (6,136)     1,989
Income Taxes (Benefits)       -0-          7          1       (297)       176
                         ________   ________   ________   ________   ________
Earnings (Loss) Before
 Extraordinary Gain          (756)    (1,467)   (18,840)    (5,839)     1,813
Extraordinary Gain (Note 3)   596        -0-        -0-        -0-        -0-
                         ________   ________   ________   ________   ________
Net Earnings (Loss)          (160)    (1,467)   (18,840)    (5,839)     1,813
                         ________   ________   ________   ________   ________

Average Common Shares
 Outstanding and Common
 Share Equivalent       3,655,266  3,655,266  3,655,266  3,655,266  3,655,266

Net Earnings (Loss)
 From Operations Before
 Extraordinary Gain Per
 Common Share               (0.21)     (0.40)     (5.15)     (1.60)      0.50
                         ________   ________   ________   ________   ________

Extraordinary Gain Per
 Common Share                0.16        -0-        -0-        -0-        -0-
                         ________   ________   ________   ________   ________

Net Earnings (Loss) Per
 Common Share:              (0.05)     (0.40)     (5.15)     (1.60)      0.50
                         ________   ________   ________   ________   ________

AT YEAR-END

Total assets             $ 17,276   $ 19,666    $28,565   $ 55,312   $ 56,147

Long-Term Obligations
(Note 4)                 $  2,377   $     43    $   701   $   1,451  $ 19,281

Note 1: In 1995 the Company adopted a plan to refocus its business and exit the manufacture and sale of passenger car electrical products. Sales to those customers affected by the Company's announcement accounted for approximately 56% of sales in 1995.

Note 2: Special Charges and Restructuring Charges of $1,602,000 in 1995, and $3,400,000 in 1994, are included in operating costs. Included in 1995 results are $6.1 million in write downs of inventory due to the Company's decision to exit certain product lines. Included in 1994 results were $2.2 million in inventory provisions to revalue the Company's inventory.

Note 3: On July 1, 1997, the Company reached a composition agreement with approximately 90% of its unsecured creditors with past due balances of $3.4 million. As a result of this settlement the Company reported an extraordinary gain of $596,000.

Note 4: In 1997, 1996, 1995 and 1994 long term obligations do not reflect amounts due on the bank credit agreement and other maturities. See Note 3 to the Company's Consolidated Financial Statements.


Item 7.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations

Results of Operations

Significant Developments

On July 1, 1997, the Company reached a composition agreement with over 90% of its unsecured trade creditors with past due balances of approximately $3.4 million. Under the terms of this agreement, the Company made a cash distribution in the amount of 10% of the total restructured indebtedness, issued approximately $1.0 million in non-interest bearing promissory notes and issued other obligations entitling the trade creditors to a portion of the Company's defined free cash flow in years 2005 to 2009 of up to an aggregate of approximately $1.5 million. This resulted in an extraordinary gain of $596,000 for the year ended December 28, 1997. Discussions are continuing with unsecured trade creditors with past due balances of approximately $214,000.

In addition, the Company is continuing discussions with other creditors to restructure approximately $1.8 million of claimed associated indebtness upon substantially the same terms as the settlement with the trade creditors. There is no assurance that any of these creditors will accept the proposal.

The Company's banks have indicated that they do not intend to continue to provide long term financing to the Company, and the Company has been asked to replace the current facility with another credit facility. The current bank agreement expired on August 31, 1997. The banks are at present limiting the revolving facility to $5.2 million. The Company is seeking another credit facility to replace the expired facility. However, there is no assurance that the Company will secure a replacement facility. Without a new facility the Company will not be able to continue as a going concern and would likely have to seek court protection under the Bankruptcy Code.

1997 Compared to 1996

Net sales for 1997 of $24.2 million were 12% lower than 1996 net sales of $27.6 million. This decline in sales was primarily due to lower product shipments to two major customers. In 1997, sales to the Company's six largest customers, which accounted for 90% of total sales, were 13.1% lower than 1996 sales to these customers.

The Company's primary product line is remanufactured carburetors which accounted for 68% of 1997 net sales compared to 63% in 1996. The Company's main distribution channel is through two large retailers which accounted for 84% of 1997 net carburetor sales compared to 80% of 1996 net carburetor sales. The balance of the carburetor sales were to original equipment aftermarket customers, traditional warehouse distributors and jobbers. The loss of a major retail customer could have a material adverse impact on the Company's results and could affect the Company's ability to remain a going concern.

The Company believes it continues to be a significant supplier of carburetors to the aftermarket. Since the mid-1980's carburetors have been installed in fewer new vehicles sold in the United States due to the increased use of fuel injection systems. However, the Company continues to sell replacement units for older vehicles, many of which use carburetors. Overall carburetor sales are declining in the U.S. market. The Company believes that the retail segment will continue to expand its sales of carburetors in the future while the traditional channels will continue to decrease. Factors contributing to this trend include the overall growth of the retailers' market share in the automotive parts aftermarket, consolidation of traditional distribution channels, price competitiveness and traditional distributors' desire to limit their investment in the carburetor product line. The Company has introduced various marketing programs in recent years, including an overnight delivery program, to help enhance sales to traditional distributors.

The Company is making efforts to increase its constant velocity joint business. The Company anticipates continued overall market volume growth in the constant velocity joint product line as the number of front wheel drive vehicles entering the prime repair age increases. However, there can be no assurances the Company will be able to replace the constant velocity joint business lost over the past years.

Reflected in net sales are deductions for product and core returns which were 37% and 38% of total sales in 1997 and 1996, respectively. The lower return percentage in 1997 is a function of the decrease in core sales and return volume. The Company has a customer product return policy to control product and core returns. It has also established reserves against expected future declining core values.

Cost of products sold was 85% of net sales in 1997 and 84% in 1996. This slight increase in cost of products sold resulted from primarily higher labor costs throughout the year.

Selling, distribution and administration expenses were $3.4 million in 1997, 23% lower than 1996 expenses of $4.4 million. The principal reason for the reduction was due to lower sales volume and corporate-wide cost control efforts, primarily related to professional fees and insurance costs.

Interest expense declined to $973,000 in 1997 from $1.5 million in 1996.
The decline in interest expense was due to a lower level of average borrowing compared to the prior year. In 1997, the total bank borrowings were reduced by $770,000. The Company did not record a tax benefit on 1997 or 1996 losses due to uncertainties over the realization of tax loss carry forwards.

The Company reported a net loss of $160,000 after an extraordinary gain of $596,000. Without the extraordinary gain, the result of operations was a net loss of $756,000 compared to a net loss of $ 1.5 million in 1996.

1996 Compared to 1995

Net sales for 1996 were $27.6 million or 48% lower than 1995 net sales of $53 million. 1995 net sales included approximately $30 million in sales
(56% of total sales) to customers affected by the Company's decision to exit certain product lines and the loss of three large carburetor and constant velocity joint customers. With the restructuring, the Company has narrowed its product line to certain niche markets: fuel systems, constant velocity joints, and certain passenger car, agricultural and heavy duty applications. In 1996, sales to the Company's six largest customers, which accounted for 92% of total sales, were 35% higher than 1995 sales to these customers. The increase was primarily due to those customers' reaction to the Company's focus on niche markets and expansion of the Company's business with them.
The Company has also focused on expanding its business in these niche markets.

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

Interest expense declined to $1,500,000 in 1996 from $2.3 million in 1995. Total debt reduction was $6.6 million (47%) in 1996 as the Company sold inventory, equipment, and facilities related to the discontinued business. The Company did not record a tax benefit on 1996 or 1995 losses due to uncertainties over the realization of tax loss carry forwards.

The net loss for 1996 was $1.5 million compared to $18.8 million in 1995.


Factors Which May Affect Future Results

This annual report contains forward looking statements that are subject to risks and uncertainties, including but not limited to the following:

The Company's revolving credit facility expired on August 31, 1997. The Company's banks have requested the Company to secure a credit facility with another lender to replace the current facility and are at present limiting the revolving facility to $5.2 million. Therefore, the Company is seeking a replacement credit facility. However, there is no assurance that the Company will secure another facility. Without a new facility, the Company will not be able to continue as a going concern and will likely have to seek court protection under the Bankruptcy Code. In addition, the report of the Company's Independent Certified Public Accountants contains an explanatory paragraph, expressing substantial doubt about the Company's ability to continue as a going concern.

The Company expects the existing over-capacity in the automotive aftermarket and consolidation within its distribution channels to cause continued selling price pressure for the foreseeable future. The present competitive environment is causing change in traditional aftermarket distribution channels resulting in retailers gaining additional market presence at the expense of traditional wholesalers. In response, the Company has diversified its customer base and currently serves all major segments, including automotive warehouse distributors and jobbers, original equipment manufacturers of automotive equipment and large volume automotive retailers. The anticipated decline in sales from the profitable carburetor product line over the longer term will impact future results. The Company will seek to offset these impacts through development of niche product markets, new product development, improvements in its manufacturing processes and cost containment with a strong focus on capacity utilization. There is no assurance that the Company's efforts will be successful.

In 1997, the Company initiated a project to address Year 2000 issues. The initial stage of this project is to address its current computer systems and upgrade them to Year 2000 compliances. The Company elected to embark on a system conversion utilizing current technology and operating platforms and moving to a distributed processing structure. This stage of the project is scheduled for 3rd Quarter 1998 completion at an estimated cost of $170,000. The Company has analyzed its products and found that there are no Year 2000 issues. The second stage of the project is to address Year 2000 issues with its support operations, and its relationship with customers and vendors. This stage is in an investigative and inquiry phase, and is scheduled to be completed in the 3rd Quarter of 1999 and no costs have been estimated at this time.

The Company's six largest customers accounted for an aggregate of 90% of the Company's total sales in 1997. Given the Company's current financial condition and its manufacturing cost structure, the loss of a large customer would have a materially adverse impact on the Company's results and could affect the Company's ability to remain a going concern.

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


Liquidity and Capital Resources.

Working Capital

Working capital at December 28, 1997, was ($7.2) million, compared to ($9.9) million at the end of 1996. This improvement in working capital was primarily due to a vendor composition agreement, which resulted in approximately $3.4 million trade payables being reduced as follows: approximately $.4 million was paid to the vendors, $2.4 million was converted into long-term debt, and $.6 million was recorded as an extraordinary gain through the extinguishment of debt.

Accounts receivable at the end of 1997 were $4.5 million, down $.6 million, or 12%, from the previous year-end balance of $5.1 million. The decrease was due to higher collections and lower sales volume.

Net inventory at the end of 1997 decreased to $6.2 million, from $7.0 million at the end of the prior year as the Company reduced overall inventory levels, particularly in its discontinued product lines.

Compared to prior year, interest expense declined approximately $.5 million because of a lower level of average outstanding borrowings. In 1997, the bank borrowings were reduced by $770,000.

Debt

The Company increased its debt by $1.6 million in 1997. The long-term debt increased by $2.3 million primarily due to restructuring of approximately $2.4 million of unsecured creditors' past due debt as long-term.

As stated earlier, on July 1, 1997, the Company reached a composition agreement with over 90% of its unsecured trade creditors with past due balances of approximately $3.4 million. Under the terms of this agreement, the Company made a cash distribution in the amount of 10% of the total restructured indebtedness, issued approximately $1 million in non-interest bearing promissory notes and issued other obligations entitling the trade creditors to a portion of the Company's defined free cash flow in years 2005 to 2009 of up to an aggregate of approximately $1.5 million. These promissory notes and the defined free cash flow entitlements were classified as long-term obligations. Discussions are continuing with the remaining unsecured trade creditors.

The Company is continuing discussions with other unsecured creditors to restructure approximately $1.8 million of claimed associated indebtedness upon substantially the same terms as the settlement with the trade creditors.

The Company's revolving credit facility expired on August 31, 1997. The Company's banks had requested the Company to secure a credit facility with another lender to replace the current facility and are at present limiting the revolving facility to $5.2 million. Therefore, the Company is seeking a replacement credit facility. However, there is no assurance that the Company will secure another facility. Without a new facility, the Company will not be able to continue as a going concern and will likely have to seek court protection under the Bankruptcy Code.

The Company has reflected outstanding amounts under the credit agreement and a $1,500,000 capitalized lease obligation as current maturities in its 1997 financial statements.

The Company's wholly owned foreign subsidiary is a guarantor of Canadian $1.75 million of bank debt with its partner in a 50% owned Canadian venture. As part of the 1992 restructuring charge, the Company provided a reserve for contingent liability to the venture's bank. The amount of the loan plus accrued and unpaid interest was Canadian $935,000 at December 28, 1997.

The Company's financial statements have been prepared on a going concern basis and do not contain adjustments which may be necessary should the Company be forced to liquidate assets or take other actions to satisfy debt payments or discontinue its business.

Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income". The new standard discusses how to report and display comprehensive income and its components. This standard is effective for years beginning after December 15, 1997. When the Company adopts this statement, it is not expected to have a material impact on the presentation of the Company's financial statements.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". This standard requires enterprises to report information about operating segments, their products and services, geographic areas, and major customers. This standard is effective for years beginning after December 15, 1997. When the Company adopts this statement, it is not expected to have a material impact on the presentation of the Company's financial statements.


Item 8.   Financial Statements and Supplementary Data

The financial statements and supplementary data called for by this item are listed in the accompanying table of contents for consolidated financial statements and financial statement schedule and are filed herewith.


Item 9. Changes in and Disagreements with Accountants and Accounting and Financial Disclosure

None

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

                        Principal Occupation                     Served as
                         and Positions with                      a Director
      Name (Age)                                                the Company
                                                                   Since

John R. Gross (66)        Owner, Chaney Auto Parts, Inc.,             1966
                          Crest Hill, Illinois

Raymond Gross (59)        Vice President, Erecta Shelters, Inc.,      1968
                          Ft. Smith, Arkansas

Gary S. Hopmayer (58)     Director, Original American Scones, Inc.,   1987
                          Chicago, Illinois

Barry L. Katz (46)        President and General Counsel, Belmont      1993
                          Holdings Corp.

Edward R. Kipling (66)    Retired                                     1987

Raymond G. Perelman (80)  Chairman of the Board and Chief Executive   1988
                          Officer, RGP Holding, Inc.,
                          Philadelphia, Pennsylvania and Belmont
                          Holdings Corp., Bala Cynwyd, Pennsylvania

Jerry A. Bragiel (46)     President and CEO of the Company

Roland H. Millington (51) Treasurer and Secretary of the Company

Mr. Bragiel joined the Company in May, 1997 as President and CEO of the Company. He held the positions of General Manager and Vice President of Business Development of IPM Products Corporation from 1994 to 1997. Prior to 1994, Mr. Bragiel had 20 years of employment with the Company in various capacities. His final position prior to his resignation from the Company in 1994 was Vice President and General Manager of Operations.

Roland H. Millington joined the Company in July 1996 as Manager of Finance. In July 1997, he was appointed to Secretary and Treasurer of the Company. Prior to joining the Company, Mr. Millington held the position of Assistant Controller with SoloPak Pharmacueticals Inc. from 1989-1995. Mr. Millington resigned on June 5, 1998 in order to accept a CFO position with another Company.

In April 1997, Mr. Thomas W. Blashill resigned as President, CEO and Director. In June 1997, Mr. Mark Smetana resigned as Vice President of Finance and the Secretary of the Corporation. Mr. Richard B. Hebert also resigned from his Treasurer position during the same month.

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

Mr. Katz has served as a director of the Company since December 1993. From December 16, 1992 to January 19, 1993 he held the position of Senior Vice President of the Company. Since 1993 Mr. Katz has been President and General Counsel for RGP Holding, Inc., and was its Senior Vice President and General Counsel since May 1992. From March 1990 to 1994, he served as Senior Vice President and General Counsel for General Refractories Company, and since that time has been its President. Since 1994 Mr. Katz has been President and General Counsel for Belmont Holdings, Corp., a Company with subsidiaries operating mining and processing businesses.

Mr. Kipling was Vice President and General Manager of the Rayloc Division of Genuine Parts Company, a remanufacturer of automotive parts, for more than five years prior to January, 1987, and has since been retired.

Mr. Perelman had served as Chairman of the Board from December 16, 1992 until November 1995 and was President and Chief Executive Officer from December 16, 1992 to January 19, 1993. He has been Chairman of the Board of RGP Holding, Inc., a privately-held holding Company, since May 1992. Since 1985, he was the Chairman of the Board and Chief Executive Officer of General Refractories Company. Since 1994, Mr. Perelman has been Chairman of the Board and CEO of Belmont Holdings, Corp., a Company with subsidiaries operating mining and processing businesses.

(b)  Arrangements Concerning the Board of Directors

Except for directors who are officers of the Company, each director received a fee of $10,000 for service as a director during the Company's fiscal year ended December 28, 1997. In addition, directors are reimbursed for their reasonable travel expenses incurred in attending meetings and in connection with Company business. The Company has an indemnification agreement with each director of the Company that provides that the Company shall indemnify the director against certain claims that may be asserted against him by reason of serving on the Board of Directors.

Messrs. Hopmayer and Kipling were originally nominated to serve as directors pursuant to a Stock Purchase Agreement dated March 18, 1987 between the Company and Echlin Inc. See "Ownership of Voting Securities" below for additional information concerning Echlin Inc.

Mr. Katz serves as a director at the request of Mr. Perelman and pursuant to an agreement between Mr. Perelman, RGP Holdings, Inc. and the Company.
(See Item 12, Note 2 regarding this agreement).


ITEM 11.       EXECUTIVE COMPENSATION

(a)    Executive Officer Compensation and Arrangements

Executive Compensation

The following table sets forth information with respect to all compensation paid to the Company's Chief Executive Officer. There were no other executives whose compensation exceeded $100,000 for services rendered in all capacities to the Company, during 1997.


                                   Long Term   Compensation
                                   ________________________
                Annual   Compensation                Awards     Payout
                _____________________              _________   _______
   (a)         (b)     ( c )     (d)    (e)   (f)      (g)       (h)    (l)
                                                     Securities
Name                               Other   Restricted Underly-  LTIP    All
and              Year Salary Bonus Annual    Stock      ing    Payouts Other
Principal         No.  ($)     ($) Compen-  Award (s)  Options    ($) Compen-
Position                           sation     ($)       /SAR's       sation(2)
                                    (1)                   #             ($)
                                     $
Jerry A. Bragiel 1997  112,492 -0-  ---       -0-      25,000    -0-     -0-
President and
Chief Executive
Officer (Note 2)



(1)    The  amounts are below  threshold reporting requirements.

(2)    Mr. Bragiel was hired as President and CEO in May 1997.

Mr. Bragiel has a severance compensation agreement with the Company that provides for severance pay equal to six months salary following termination from the Company.

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

Shown below is information with respect to stock options granted during the year ended December 28, 1997.

                                                                Potential
                                                                Realizable
                        Percentage                            Value at Assumed
               Option    of Total                             Rates of Stock
              Granted    Options    Exercise                Price Appreciation
            (in common  Granted to  or Base                     for Option
             shares)     Employees  Price
Name                     in 1997   per Share Expiration Date   Term ($)  (b)
____________ ________ ____________ _________ _______________ ________________
                                                                 5%      10%
                                                              _______  _______
Jerry A.
Bragiel, CEO   25,000      25%       $.4375       03/28/02     $3,022   $6,677

( a ) The grant was made on March 28, 1997 with an exercise price equal to the market price at that time. These options are immediately exercisable.

( b ) Under the rules and regulations of the SEC, the potential realizable value of a grant is the product of ( I ) the difference between ( x ) the products of the per share market price at the time of grant and the sum of 1 plus the adjusted stock price appreciation rate (the assumed rate of appreciation compounded annually over the term of the option) and ( y ) the per share exercise price of the option and ( ii ) the number of securities underlying the grant at year-end. Assumed annual rates of stock price appreciation of 5% and 10% are specified by the SEC and are not intended to forecast possible future appreciation, if any, of the price of the shares of Common Stock of the Company. (For example, if the price of shares of Common Stock remained at the exercise price of the options, (i.e. a 0% appreciation rate), the potential realized value of the grant would be $0). The actual performance of such shares may be significantly different from the rates specified by the SEC.

The following table provides certain information with respect to the number and value of unexercised options outstanding as of December 28, 1997.
(No options were exercised  by the named executive officer during 1997.)

   Aggregated 1997 Option Exercises and December 28, 1997 Option Values

                                                  Number of
                                                  Securities       Value of
                                                  Underlying      Unexercised
                                                  Unexercised    In-the-Money
                   Shares                           Options/       Options/
                  Acquired                       Exercisable/    Exercisable/
Name            on Exercise(#) Value Realized($) Unexerciable   Unexercisable
______________  ______________ _________________ ____________   _____________

Jerry A.
 Bragiel, CEO          0                0            25,000/0         $0/$0


All outstanding options were out of the money at December 28, 1997.


Compensation Committee Interlocks and Insider Participation

Messrs. Perelman, Kipling and John Gross presently serve as members of the Compensation Committee. None of these members was an officer or employee of the Company, a former officer of the Company, or a party to any relationship requiring disclosure under Item 404 of SEC Regulation S-K during 1997.

(b)    Director Compensation Arrangements

Information regarding director compensation is set forth under Item 10(b) above.



Item 12:    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following tabulation shows, as of March 7, 1998, (a) the name, address and Common Share ownership for each person known by the Company to be the beneficial owner of more than five percent of the Company's outstanding
Common  Shares,   (b) the  Common  Share  ownership of each  director,
( c ) the Common Share ownership for each executive officer named in the compensation table, and (d) the Common Share ownership for all directors and executive officers as a group.

                                    Number of Common
                                   Shares Beneficially     Percent of Common
                                        Owned (1)         Shares Outstanding
Beneficial Owner

RGP Holding, Inc.
 225 City Line Avenue
 Bala Cynwyd, Pennsylvania 19004           661,600 (2)         18.1% (2)

Echlin Inc.
 100 Double Beach Road
 Branford, Connecticut 06405               600,000 (3)         16.4% (3)

John R. Gross,
 Director (6)                              108,212              3.0%

Champion Parts, Inc.
 Employee Stock Ownership Plan
 c/o Champion Parts, Inc.
 751 Roosevelt Rd.
 Bldg. 7, Suite 110
 Glen Ellyn, IL 60137                       48,893 (4)          1.3% (4)

Raymond F. Gross,
 Director (6)                               31,164               *

Gary S. Hopmayer,
 Director (3)                                ----               ----

Barry L. Katz,
 Director (2)                                  250               *

Edward R. Kipling,
 Director (3)                                2,000               *

Raymond G. Perelman,
 Director                                  661,600 (2)         18.1% (2)

Jerry A. Bragiel
 President and CEO                          13,984               *

Roland H. Millington
 Secretary/Treasurer                         ----               ----

All directors and executive officers
 as a group (8 persons) (5)                803,226              22.0%

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

(3) All shares owned by Echlin Inc. ("Echlin") are subject to a Stock Purchase Agreement dated March 18, 1987 between the Company and Echlin. Under the Stock Purchase Agreement, Echlin may vote its shares in its discretion. During the fiscal year ended December 28, 1997, the Company purchased approximately $750,000 of components used in the remanufacture of automotive parts from Echlin. On March 9, 1992, Echlin notified the Company that it was exercising its limited market protection rights under the Stock Purchase Agreement. Accordingly, the Company issued a $2,400,000 promissory note to Echlin which had been paid to Echlin in quarterly installments of $200,000. The note carries an interest rate of 1% above prime. In April 1995, the Company defaulted on the final installment of this note. It subsequently paid $100,000 in 1995 and in 1997 the remaining $100,000 was settled by means of the vendors' composition agreement.

Messrs. Hopmayer and Kipling were originally nominated as directors pursuant to the Stock Purchase Agreement.

(4) Shares held by this plan are voted by Mr. Jerry A. Bragiel as trustee. Employees participating in the Stock Ownership Plan are entitled to direct the trustees as to the voting of shares allocated to their accounts. Unallocated Stock Ownership Plan shares will be voted in the same manner, proportionately, as the allocated Stock Ownership Plan shares for which voting instructions are received from employees. For more information concerning the ownership and voting of shares held by the Stock Ownership Plan and the trustees, see note (5) below.

(5) Does not include 48,893 shares allocated to the accounts of employees other than executive officers. Each of the participants in the Stock Ownership Plan is entitled to direct the trustees as to the voting of shares allocated to his or her account.

(6) As of March 7, 1998 Elizabeth Gross, her children and members of their immediate families beneficially owned 200,000 Common Shares, or approximately 5.5% of the Common Shares outstanding. John R. Gross and Raymond F. Gross, children of Elizabeth Gross, are directors of the Company.


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

                    CHAMPION PARTS, INC.


Date: June 17, 1998                   By:  /s/ Jerry A. Bragiel
_________________________             _____________________________________
                                      Jerry A. Bragiel
                                      President and Chief Executive Officer
                                      and Principal Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on June 17, 1998.


By:   /s/ Jerry A. Bragiel                   By:   /s/ Gary S. Hopmayer
___--________________________                __________________________
Jerry A. Bragiel, President                  Gary S. Hopmayer, Director


By :                                         By:   /s/ Edward R. Kipling
_____________________________                ___________________________
Raymond G. Perelman, Director                Edward R. Kipling, Director


By :                                         By:   /s/ Raymond F. Gross
_____________________________                ____________________________
Barry L. Katz, Director                      Raymond F. Gross, Director


By:  /s/ John R. Gross                       By:   /s/ Taskin Akman
_____________________________                _____________________________
John R. Gross, Director                      Taskin Akman
                                             Corporate Controller



                     CHAMPION PARTS, INC. AND SUBSIDIARIES

Consolidated Financial Statements and Financial Statement Schedule comprising
Item 8 and Items 14(a)(1) and (2) for the Years Ended December 28, 1997, December 29, 1996, and December 31, 1995 and Report of Independent Certified Public Accountants.



CHAMPION PARTS, INC. AND SUBSIDIARIES TABLE OF CONTENTS


                                                                   Page
                                                                  ______

Report of Independent Certified Public Accountants                   31

Consolidated Financial Statements (Item 14(a)(1)):

The following consolidated financial statements of Champion Parts, Inc. and subsidiaries are included in
 Part II, Item 8:

Consolidated balance sheets - December 28, 1997 and
 December 29, 1996                                                 32-33

Consolidated statements of operations - years ended
 December 28, 1997, December 29, 1996 and December 31, 1995          34

Consolidated statements of stockholders' equity (deficit) -
 years ended December 28, 1997, December 29, 1996 and
 December 31, 1995                                                   35

Consolidated statements of cash flows - years ended
 December 28, 1997, December 29, 1996 and December 31, 1995          36

Notes to consolidated financial statements                         37-52

Consolidated Financial Statement Schedule (Item 14(a)(2)):

Schedule II - Valuation and qualifying accounts                      53

All other schedules are omitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors of
Champion Parts, Inc.
Glen Ellyn, Illinois

We have audited the accompanying consolidated balance sheets of Champion Parts, Inc. and Subsidiaries as of December 28, 1997 and December 29, 1996 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 28, 1997. We have also audited the 1997, 1996 and 1995 schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Champion Parts, Inc. and Subsidiaries at December 28, 1997 and December 29, 1996 and the results of their operations and their cash flows for each of the three years in the period ended December 28, 1997 in conformity with generally accepted accounting principles.

Also, in our opinion, the 1997, 1996 and 1995 schedule present fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a deficiency in stockholders' equity. In addition, the Company is in default under the terms of its revolving credit facility with its banks. The banks have requested that the Company secure a credit facility with another lender. The Company has yet to secure long-term financing with a new lender and has not paid various unsecured creditors under the terms of sales. The Company does not have the ability to pay these debts should the lenders demand payment. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Seidman, LLP



Chicago, Illinois
April 9 , 1998



CHAMPION PARTS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS



                                        December 28, 1997   December 29, 1996
                                        _________________   _________________

ASSETS

CURRENT ASSETS:

   Cash                                       $   488,000         $   707,000
   Accounts receivable, less allowance
    for uncollectible accounts of
    $448,000 and $795,000 in 1997 and
    1996, respectively                          4,497,000           5,129,000

   Inventories                                  6,192,000           7,040,000

   Prepaid expenses and other assets              342,000             252,000

   Deferred income tax asset                      417,000             561,000
                                             ____________        ____________
     Total current assets                      11,936,000          13,689,000

   PROPERTY, PLANT AND EQUIPMENT:

   Land                                           259,000             259,000
   Buildings                                    7,821,000           7,821,000
   Machinery and equipment                     12,675,000          12,603,000
   Leasehold improvements                             -0-             509,000
                                             ____________        ____________
                                               20,755,000          21,192,000

   Less:  Accumulated depreciation             15,473,000          15,683,000
                                             ____________        ____________
                                                5,282,000           5,509,000
     OTHER ASSETS                                  58,000             468,000
                                             ____________        ____________
                                             $ 17,276,000        $ 19,666,000
                                             ============        ============


   The accompanying notes are an integral part of these statements.




LIABILITIES AND STOCKHOLDERS' EQUITY      December 28, 1997 December 29, 1996
____________________________________      _________________ _________________


   CURRENT LIABILITIES:

   Accounts payable                            $  5,479,000      $  8,047,000
   Accrued expenses:
   Salaries, wages and employee
    benefits                                        778,000           891,000
   Other accrued expenses                         5,805,000         6,914,000
   Taxes other than income                          285,000           228,000
   Current maturities of long-term debt           6,773,000         7,550,000
                                               ____________      ____________
     Total current liabilities                   19,120,000        23,630,000

   DEFERRED INCOME TAXES                            351,000           478,000

   LONG-TERM DEBT - Less current maturities       2,377,000            43,000

   STOCKHOLDERS' EQUITY (DEFICIT):

     Preferred stock - No par value;
      authorized, 10,000,000 shares:
      issued and outstanding, none                      -0-               -0-

     Common stock - $.10 par value;
      authorized, 50,000,000 shares:
      issued and outstanding, 3,655,266             366,000           366,000
     Additional paid-in capital                  15,578,000        15,578,000
     Retained deficit                           (19,888,000)      (19,728,000)
     Cumulative translation adjustment             (628,000)         (701,000)
                                               ____________      ____________
                                                 (4,572,000)       (4,485,000)
                                               ____________      ____________
                                               $ 17,276,000      $ 19,666,000
                                               ============      ============



    The accompanying notes are an integral part of these statements.


CHAMPION PARTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS YEARS ENDED


                                    December 28,  December 29,   December 31,
                                        1997          1996           1995

   NET SALES                        $ 24,165,000  $ 27,556,000   $ 52,954,000

   COST AND EXPENSES:
    Cost of products sold             20,549,000    23,145,000     55,920,000
    Selling, distribution and
     administration                    3,399,000     4,382,000     11,932,000
    Special charges                          -0-           -0-      1,602,000
                                    ____________   ___________   ____________
                                      23,948,000    27,527,000     69,454,000
                                    ____________   ___________   ____________

   EARNINGS (LOSS) BEFORE INTEREST
    INCOME TAXES & EXTRAORDINARY GAIN    217,000        29,000    (16,500,000)
   INTEREST EXPENSE                      973,000     1,489,000      2,339,000
                                    ____________   ___________   ____________
   LOSS BEFORE INCOME TAXES
     AND EXTRAORDINARY GAIN             (756,000)   (1,460,000)   (18,839,000)
   INCOME TAXES                              -0-         7,000          1,000
                                    ____________   ___________   ____________
   LOSS BEFORE   EXTRAORDINARY GAIN     (756,000)   (1,467,000)   (18,840,000)
   EXTRAORDINARY GAIN                    596,000           -0-            -0-
                                    ____________   ___________   ____________

   NET LOSS                         $   (160,000)  $(1,467,000)  $(18,840,000)
                                    ============   ===========   ============

   WEIGHTED AVERAGE SHARES
    OUTSTANDING                        3,655,266     3,655,266      3,655,266
                                     ===========    ==========    ===========
   NET LOSS FROM  OPERATIONS
    BEFORE EXTRAORDINARY
    GAIN PER COMMON SHARE            $     (0.21)   $    (0.40)   $    (5.15)
                                     ===========    ==========    ===========

   EXTRAORDINARY GAIN PER
    COMMON SHARE                     $      0.16    $      -0-    $       -0-
                                     ===========    ==========    ===========

   NET LOSS PER  COMMON SHARE        $     (0.05)   $    (0.40)   $    (5.15)
                                     ===========    ==========    ===========

   The accompanying notes are an integral part of these statements.


CHAMPION PARTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 28, 1997, DECEMBER 29, 1996, AND DECEMBER 31, 1995

(Data in thousands of Dollars)
                                 Additional  Retained  Cumulative  Guarantee
                         Common   Paid-in    Earnings  Translation  of ESOP
                         Stock    Capital   (Deficit)  Adjustment  Borrowings
                        _______  _________  _________  __________  __________
BALANCE, JANUARY 1,1995 $   366  $  15,578  $     579  $    (645)  $    (514)

Net Loss                                      (18,840)

Exchange rate changes                                          53

Contribution to ESOP
  fund ESOP debt                                                          514
                        _______  _________  _________  __________  __________
BALANCE,
  DECEMBER 31, 1995     $   366  $  15,578  $ (18,261) $    (592)  $      -0-

Net loss                                      ( 1,467)

Exchange rate changes                                        (109)
                        _______  _________  _________  ___________  _________

BALANCE,
 DECEMBER 29, 1996      $   366  $  15,578  $ (19,728)  $    (701)  $     -0-

Net loss                                         (160)

Exchange rate changes                                          73
                        _______  __________  _________  __________  _________

BALANCE,
 DECEMBER 28,1997       $   366  $  15,578  $ (19,888)  $   (628)   $    -0-
                        =======  =========  ==========  ==========  =========



    The accompanying notes are an integral part of these statements.


CHAMPION PARTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - YEARS ENDED

                                      December 28  December 29,  December 31,
                                          1997         1996          1995

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                               $ (160,000) $ (1,467,000) $(18,840,000)
Adjustments to reconcile net
 loss to net cash provided  by
 operating activities:
  Extraordinary Gain                     (596,000)          -0-           -0-
  Depreciation and amortization           773,000       965,000     1,477,000
  Provision for losses on accounts
   receivable                                 -0-         6,000       704,000
  Provision for Inventory write offs      315,000           -0-     6,100,000
  Special charges                             -0-           -0-     1,602,000
  Deferred income taxes                    17,000        50,000       379,000
Changes in assets and liabilities:
  Accounts receivable                     632,000      (398,000)    7,424,000
  Inventories                             533,000     3,662,000    10,049,000
  Accounts payable                        422,000       727,000      (848,000)
  Accrued expenses and other             (852,000)     (403,000)     (667,000)
                                       __________    __________   ___________
     Net cash provided (used) by
      operating activities              1,084,000     3,142,000     7,380,000
                                       __________    __________   ___________

CASH FLOW FROM INVESTING ACTIVITIES:
  Capital expenditures                   (561,000)      (47,000)     (122,000)
  Proceeds from sale of property,
   plant and equipment                     22,000     3,419,000        42,000
                                       __________    __________   ___________

NET CASH PROVIDED (USED) BY INVESTING
 ACTIVITIES                              (539,000)    3,372,000       (80,000)
                                       __________    __________   ___________

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments) under
   line of credit agreement              (773,000)   (5,701,000)   (6,271,000)
  Principal payments on long-term
   debt obligations                       (64,000)     (869,000)     (529,000)
                                       __________    __________   ___________

NET CASH USED BY FINANCING ACTIVITIES   ( 837,000)   (6,570,000)   (6,800,000)

EFFECTS OF EXCHANGE RATE CHANGES
 ON CASH                                   73,000      (111,000)       28,000
                                       __________    __________   ___________

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                        (219,000)     (167,000)      528,000
CASH AND CASH EQUIVALENTS -
 Beginning of year                        707,000       874,000       346,000
                                      ___________    __________   ___________
CASH AND CASH EQUIVALENTS -
 End of year                          $   488,000    $  707,000   $   874,000
                                      ===========    ==========   ===========

    The accompanying notes are an integral part of these statements.


CHAMPION PARTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 28, 1997,  DECEMBER 29, 1996 AND DECEMBER 31, 1995

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

The Company operates on a 52 week fiscal calendar.

Consolidation Policy - The consolidated financial statements include the accounts of Champion Parts,Inc. and its subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

Accounts Receivable - From time to time the Company's customers may be in a net credit balance position due to the timing of sales and core returns. At December 28, 1997 and December 29, 1996 customers in a net credit balance position totaled approximately $3,800,000 and $3,000,000, respectively, and are reported as a component of accounts payables. Merchandise purchases are normally used to offset net credit balances.

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

Excess of Purchase Price Over Net Assets Acquired - The Company is amortizing the excess of purchase price over net assets acquired over a 25-year period. The unamortized amount of goodwill was $19,000 and $18,000 in 1997 and 1996, respectively. The accumulated amortization was $36,000 and $30,000 in 1997 and 1996, respectively.

Deferred Charges - Costs of issuing long-term debt are deferred and amortized over the terms of the related issues.

Line of Business - The Company remanufactures and distributes replacement fuel systems components, constant velocity joint assemblies, charging and starting components and other functional replacement parts principally for the passenger car, agricultural and heavy duty aftermarket industry in the United States and Canada, which is considered to be a single line of business.

Revenue Recognition - The Company recognizes sales when products are shipped. Net sales reflect deductions for cores (used units) returned for credit and other customary returns and allowances. Such deductions and returns and allowances are recorded currently based upon continuing customer relationships and other criteria. The Company's customers are encouraged to trade-in re-buildable cores for products which are included in the Company's current product line.

Credits for cores are allowed only against purchases of similar remanufactured products. Total available credits are further limited by the dollar volume of purchases. Product and core returns, reflected as reductions in net sales, were $14,700,000 (1997), $17,300,000 (1996) and
$43,500,000 (1995).

Translation of Foreign Currencies -The Company follows the translation policy as provided by Statement of financial accounting Standards Board No. 52. Accordingly, assets and liabilities are translated at the rates of exchange on the balance sheet dates. Income and expense items are translated at the average exchange rates prevailing throughout the years. The resultant translation gains or losses are included as a component of stockholders' equity designated as " cumulative translation adjustments". Gain and losses from foreign currency transactions are included in net income and are not significant.

Net Income (Loss) per common share - In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No.128 "Earnings Per Share", which the Company has adopted.
Pursuant to SFAS 128, the Company has replaced the reporting of "primary" earnings per share ("EPS") with "basic" EPS. Basic EPS is calculated by dividing the income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. "Fully diluted" EPS has been replaced with "diluted" EPS which is determined similarly to fully diluted EPS under the provisions of APB Opinion No. 15.

For all periods presented in the Consolidated Statements of Operations, the effect of including stock options and warrants would have been antidilutive. Accordingly, basic and diluted EPS for all periods presented are equivalent.

Estimates - The accompanying financial statements include estimated amounts and disclosures based on management's assumptions about future events. Actual results may differ from these estimates.

Recent Accounting Pronouncements - In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income". The new standard discusses how to report and display comprehensive income and its components. This standard is effective for years beginning after December 15, 1997. When the Company adopts this statement, it is not expected to have a material impact on the presentation of the Company's financial statements.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". This standard requires enterprises to report information about operating segments, their products and services, geographic areas, and major customers. This standard is effective for years beginning after December 15, 1997. When the Company adopts this statement, it is not expected to have a material impact on the presentation of the Company's financial statements.

2.     GOING CONCERN

The accompanying consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern and therefore assume the realization of the Company's assets and the satisfaction of its liabilities in the normal course of operations.

As discussed in Note 5 below, the Company is in default under the terms of its revolving credit facility with its banks. The banks have requested that the Company secure a credit facility with another lender. The Company has yet to secure long-term financing with a new lender. Additionally, in part because of that default and the resulting inability to obtain additional working capital, the Company has been unable to make timely reductions in the amount owed to its product suppliers and, as a consequence, is currently in negotiation with a few vendors for payment of amounts owed to them.

The Company's ability to continue as a going concern is ultimately dependent on its ability to increase sales to a level that will allow it to operate profitably and generate positive operating cash flows. Although the reduction of expenses, which was begun in the last half of fiscal 1995 and is continuing in fiscal 1997, can contribute to the necessary return to profitability, achieving profitability without an increase in sales would require much greater levels of expense reductions and in all likelihood could only be accomplished through a significant reduction and restructuring of the nature and scope of the Company's operations.

The Company's sales have been adversely affected by its lack of working capital and liquidity; accordingly, to increase sales the Company must first resolve its working capital shortage.

Management believes that the completion of a restructuring of its bank financing would allow it to reduce outstanding trade debt, obtain trade credit and resolve the negotiations discussed above. Those steps, taken together, would, in the opinion of management, allow the Company to achieve sales increases by reducing the limiting effects that the Company's lack of working capital have had on marketing and the ability to obtain the products necessary to accept and fill customer orders on a timely basis. The increases in sales would ultimately allow the Company to return to profitability and generate positive cash flows.

There can be no assurance that a definitive agreement for the elimination of the amounts outstanding under the expired credit facility can be reached or if one is reached, that the Company would be able to obtain the necessary new debt and equity financing to settle the expired credit facility. There can be no assurance that the completion of such a restructuring would allow the Company to increase its sales. The failure of any of these steps would force the Company to significantly reduce its operations in order to reduce expenses or take other significant actions to resolve its liquidity constraints.

The Company's financial statements have been prepared on a going concern basis and do not contain adjustments which may be necessary should the Company be forced to liquidate assets or take other actions to satisfy debt payments or discontinue its business.

3.   EXTRAORDINARY GAIN

On July 1, 1997, the Company reached a composition agreement with over 90% of its unsecured trade creditors with past due balances of approximately $3.4 million. Under the terms of this agreement, the Company made a cash distribution in the amount of 10% of the total restructured indebtedness, issued approximately $1.0 million in non-interest bearing promissory notes and issued other obligations entitling the trade creditors to a portion of the Company's defined free cash flow in years 2005 to 2009 of up to an aggregate of approximately $1.5 million. This resulted in an extraordinary gain of $596,000 for the year ended December 28, 1997. Discussions are continuing with unsecured trade creditors with past due balances of approximately $214,000.

In addition, the Company is continuing discussions with other creditors to restructure approximately $1.8 million of claimed associated indebtedness upon substantially the same terms as the settlement with the trade creditors. There is no assurance that any of these creditors will accept the proposal.


4.  INVENTORIES

Inventories consist of the following:

                                      December 28,      December 29,
                                          1997              1996

   Raw materials                      $  1,867,000     $  1,753,000
   Work in process                       2,641,000        2,622,000
   Finished goods                        1,684,000        2,665,000
                                     _____________     ____________
                                      $  6,192,000     $  7,040,000

Included in inventories were cores of $2,460,000 (1997) and $2,984,000 (1996).

In 1995 the Company recorded a $6,100,000 provision in cost of products sold to reflect the Company's decision to exit the manufacturing and sale of automotive electrical and mechanical products to traditional warehouse distributors and retailers. Write downs reflect losses realized and expected to be realized on liquidating the inventory made excess by this decision. Included in inventories above were reserves of $997,000 (1997) and $2,009,000 (1996) related to discontinued product lines.

5.  DEBT

Debt consists of the following:                    December 28,  December 29,
                                                       1997          1996

Bank loan, revolving credit at prime
 (8.50% at December 28, 1997) plus 3-1/2%
  payable on demand secured by receivables,
  inventory and certain other assets               $  5,155,000  $  5,928,000

Note payable, converted in 1997 into a
 promissory and earnout notes payable
 in connection with the vendor composition
 agreement                                                  -0-       100,000

Capitalized lease obligations under Industrial
 Revenue Bonds, at approximately 60% of prime
 rate, due in 2001, varying annual sinking
 fund payments commencing in 1998                     1,500,000     1,500,000

Promissory notes payable, non-interest bearing,
 payable in 24 equal payments starting from
 June 1998                                              940,000           -0-

Earnout notes payable, non-interest bearing,
 contingent to the availability of defined
 free cash flow, payable up to $500,000
 annually in years 2005-2009                          1,554,000           -0-

Other                                                     1,000        65,000
                                                    ___________    __________
                                                      9,150,000     7,593,000
Less portion due within one year                      6,773,000     7,550,000
                                                    ___________    __________
                                                    $ 2,377,000    $   43,000
                                                    ===========    ==========


Long-term debt maturities (including obligations under capital leases) are $6,773,000 (1998), $156,000 (1999), $156,000 (2000), $156,000 (2001),
$156,000 (2002) and $1,753,000 (after 2002).

Under the bank loans, the Company gave a security interest to the participating banks in its accounts receivable, inventories, certain real estate and other assets. The Company agreed to pay interest on outstanding borrowings at the Prime Rate plus 3-1/2% and an annual commitment fee of 1/2% of the facility.

The Company's revolving credit facility expired on August 31, 1997. The Company's banks have requested the Company to secure a credit facility with another lender to replace the current facility and are at present limiting the revolving facility to $5.2 million. Therefore, the Company is seeking a replacement credit facility. However, there is no assurance that the Company will secure another facility. Without a new facility, the Company will not be able to continue as a going concern and will likely have to seek court protection under the Bankruptcy Code.

The Company has reflected outstanding amounts under the credit agreement and a $1,500,000 capitalized lease obligation as current maturities in its 1997 financial statements.

Without a replacement facility, the Company would not have sufficient funds to pay its debts should the lenders demand payment and would not be able to continue as a going concern. The Company is in the process of seeking a replacement credit facility. There is no assurance that the Company will secure a replacement facility.

The carrying amount of long-term debt (excluding the restructured troubled debt) approximates fair value because the interest rates on substantially all the debt fluctuate based on changes in market rates.

6.  INCOME TAXES

The Company uses an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

The income tax provision (benefit)  consists of the following:

   CURRENT                      1997              1996               1995

   Federal                  $ (8,000)         $(50,000)       $  (379,000)
   Foreign                       -0-               -0-                -0-
   State and local             1,000             7,000              1,000
                           _________         _________       ____________
                           $  (7,000)        $ (43,000)       $  (378,000)
   DEFERRED

   Federal                 $   7,000         $  50,000        $  (378,000)
   Foreign                       -0-               -0-                -0-
   State and local               -0-               -0-                -0-
                           _________         _________        ___________
                           $   7,000         $  50,000        $  (378,000)
                           _________         _________        ___________
                           $     -0-         $   7,000        $       -0-
                           =========         =========        ===========


The Company has provided a valuation reserve to write-down deferred tax assets due to uncertainty of its ability to utilize them in future periods.

At December 28, 1997 the Company had federal, state and foreign net operating loss carry forwards of $16,274,000, $563,000 and $548,000, respectively. Federal loss carry forwards begin to expire in 2010. The Company also had $520,000 of tax credits which can be carried forward indefinitely.

The effective tax rate differs from the U.S. statutory federal income tax rate of 34% as described below:

                                      1997             1996            1995

Income tax (benefit) at
 statutory rate                  $ (54,000)      $ (499,000)    $ (6,406,000)
Valuation  allowance                53,000          499,000        6,406,000
State income taxes
 net of federal income tax           1,000            7,000            1,000
                                 _________       __________     ____________
                                 $     -0-       $    7,000     $      1,000

Deferred tax assets and liabilities are comprised of the following at December 28, 1997 and December 29, 1996

                                           1997                    1996
                              ________________________ ______________________
                                Assets    Liabilities   Assets   Liabilities
                              __________  ___________ __________ ___________
Inventory reserves            $1,881,000              $2,649,000
Accrued vacation                 215,000                 215,000
Fringe benefits                1,370,000               1,819,000
Depreciation                                 302,000                  378,000
Bad debts                         83,000                  83,000
Write-off of foreign
  subsidiary                     547,000                 547,000
Restructuring Reserves           154,000                 542,000
Environmental                   319,000                  305,000
Net operating loss carry
  forward                      6,499,000               5,123,000
Tax credit carry forward         520,000                 495,000
  Valuation allowance        (11,465.000)            (11,262,000)
Other                            294,000      49,000      45,000      100,000
                             ___________  __________  __________  ___________
                             $   417,000  $  351,000  $  561,000  $   478,000
                             ===========  ==========  ==========  ===========


7.  SPECIAL CHARGES

In 1995, the Company recorded a special charge of $1,602,000 to reflect its decision to exit the manufacture and sale of automotive electrical (alternators and starters) and mechanical (clutches and water pumps) products to warehouse distributors and retailers in the United States and Canada.
These charges included $710,000 in write downs of equipment, goodwill and recognition of wind down costs, $662,000 in termination benefits and $230,000 in estimated costs to exit contractual liabilities. The Company also recorded $6,100,000 in inventory adjustments as a component of cost of products sold to write down the inventory in these product lines to estimated net realizable values. Adjustments to these provisions may be necessary in future periods based on further development of restructuring costs. At December 31, 1995 the Company had $500,000 reserve to meet future cost. The remaining balance of $132,000, at the end of 1996, was used to cover the associated expenses in 1997. Sales to customers affected by the Company's decision accounted for approximately 56% of 1995 sales.

8.  EMPLOYEE STOCK OPTION AND AWARD PLANS

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

Effective January 1, 1996, the Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". If the alternative accounting-related provisions of SFAS No. 123 had been adopted as of the beginning of 1995, the effect on 1995, 1996 and 1997 income before taxes and net income would have been immaterial.


Information with respect to stock options outstanding under this plan is as follows:

                                1997            1996           1995

Granted                          25,000        15,000          55,000
Average Option Price            $ .4375       $  1.00         $ 0.625

At Year End:
Shares Underlying Options        25,000        70,000          55,000
Exercisable                      25,000        70,000             -0-
Available for Grant              75,000        30,000          45,000

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

On March 28, 1997 (the "Grant Date"), the Company granted its President and Chief Executive Officer an option to purchase 25,000 Common Shares at a price of $.4375 per share. The option may be exercised immediately and will expire in five years from the Grant Date, subject to earlier termination of his employment. As of December 28, 1997 he had not exercised any of these options.

9.  EMPLOYEE RETIREMENT AND SAVINGS PLANS

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

In connection with the Company's 1995 restructuring plans (See Note 7), curtailment losses of $40,000 were included in the special charges.

The following table sets forth the plans' funded status and amounts recognized in the Company's balance sheets for its pension plans:

                                December 31, 1997         December 31, 1996
                                _________________         _________________
                                   Accumulated              Accumulated
                                    Benefits                  Benefits
                                  Exceed Assets             Exceed Assets
                                _________________         __________________

Actuarial present value of
  benefit obligations:
    Vested benefit obligation        $  7,500,000               $  6,562,000
    Non-vested benefit obligation          26,000                     14,000

    Accumulated benefit obligation      7,526,000                  6,576,000

    Plan assets at fair value,
     primarily equity funds             7,134,000                  6,094,000

    Projected benefit obligations in
     excess of plan assets               (392,000)                  (482,000)

    Unrecognized net (gain) from past
     experience different from that
     assumed and effects of changes
     in assumptions                       (984,000)                 (836,000)

    Unrecognized prior service cost         79,000                    85,000

    Unrecognized net (obligation) asset
     at January 1, 1988 being recognized
     over 18 to 26 years                     4,000                     2,000

    Adjustment to recognize minimum
     liability                                 -0-                       -0-

                                        ____________           _____________
    Accrued pension cost included in
     accrued expenses                   $ (1,293,000)          $  (1,231,000)
                                        ============           =============

The weighted average discount rates used in determining the actuarial present value of the projected benefit obligation at December 31, 1997 and December 31, 1996, were 7.00% and 7 1/2% respectively. The expected rate of return on assets was 8.5%. No projected wage increases are included in the calculation of the projected benefit obligation as the pension plan benefits are not based upon wage levels; rather benefit payments will be equal to the number of years of benefit service multiplied by a factor as defined by each benefit plan.
Pension cost for 1997, 1996 and 1995 consists of the following:

                                             1997          1996        1995

Service cost - benefits earned
  during the period                    $  143,000     $ 124,000    $ 149,000

Interest cost on projected
  benefit obligation                      485,000       458,000      432,000

Actual return on plan assets           (1,251,000)     (705,000)  (1,192,000)

Net amortization and deferral             695,000       233,000      790,000
                                       __________    __________   __________
                                       $   72,000    $  110,000   $  179,000
                                       __________    __________   __________

10.    LEASES

The Company leases certain plants and offices, and computer equipment. Certain of the real estate leases, constituting non-financing leases, have provisions for renewal. These lease renewals are primarily for five years. Obligations under capital leases are included as a part of long-term debt.

Total rental expense charged to operations was $216,000 (1997), $365,000
(1996), and $621,000 (1995).

Minimum commitments under all noncancelable operating leases at December 28, 1997 for the following five years are as follows:

                         Year             Amount
                         1997           $  251,000
                         1998              245,000
                         1999               75,000
                         2000               74,000
                         2001               64,000
                                        __________
                         TOTAL          $  709,000
                                        ==========


11.    SALES TO MAJOR CUSTOMERS

In 1997, sales to the Company's four largest customers were approximately 38%, 19%, 18% and 12% of net sales. In 1996, sales to the Company's four largest customers were approximately 37%, 17%, 14% and 14% of net sales.
In 1995 sales to the Company's three largest customers were approximately 14%, 13% and 12% of net sales. At December 28, 1997 accounts receivable balances of the Company's four largest customers were approximately 26%, 25%, 21% and 14% of total gross receivables. At December 29, 1996 accounts receivable balances of the Company's four largest customers were approximately 20%, 16%, 9% and 4% of total gross receivables.

Given the Company's current financial condition and its manufacturing cost structure, the loss of a large customer could have a materially adverse impact on the Company's results and could affect the Company's ability to remain a going concern.

12.    RELATED PARTY TRANSACTIONS

On March 9, 1992, Echlin, Inc. exercised its market value rights under a 1992 stock purchase agreement with the Company. The Company reduced its Additional Paid-In Capital by $2,400,000 and recorded a note payable of the same amount which is being paid to Echlin in quarterly installments of $200,000. The note carried an interest rate of 1% above prime. In 1997, the balance of the note payable was restructured in conjunction with the vendor composition agreement (Notes 3 and 5).

Total purchases from Echlin approximated $750,000, $1,175,000, and $2,030,000 in 1997, 1996, 1995, respectively, of which $23,000, $634,000, and $631,000 were unpaid at year end 1997, 1996 and 1995 respectively.

13.   ENVIRONMENTAL MATTERS

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

The Company has $938,000 in reserves for anticipated future costs of pending environmental matters at December 28, 1997. Such costs include the Company's estimated allocated share of remedial investigation/feasibility studies and clean-up and disposal costs. No recoveries from insurance policy coverage or other third parties has been recorded. The Company's ultimate costs are subject to further development of existing studies and possible readjustment of the Company's pro rata share of total costs.

14.    INVESTMENTS

The Company has a 50% equity investment in a foreign joint venture. The Company, through a wholly owned foreign subsidiary, is a joint and several guarantor of Canadian $1.75 million of bank debt with its partner in a 50% owned Canadian venture. The amount of the loan plus accrued and unpaid
interest was Canadian $935,000  at December 28, 1997.   In 1992, the Company
wrote off its investment in the venture and provided a reserve for a contingent liability to exit this venture. The Company accounts for this venture using the equity method. Given the venture's current financial situation and the pending guarantees from the Company, the Company has continued to record its investment at a zero estimated net realizable value and maintain a reserve for additional contingent financial exposure.

15.   OTHER ACCRUED EXPENSES.

Other accrued expenses consist of the following:

                                            December 28,        December 29,
                                                1997                1996
                                          ______________      ______________
Interest                                  $    173,000        $     240,000
Workers' compensation                        2,195,000            2,374,000
Pension (See Note 8)                         1,293,000            1,231,000
Medical insurance                              (12,000)             248,000
Deferred compensation                              -0-              608,000
Rebates                                         56,000               57,000
Environmental costs                            938,000              898,000
Restructuring                                   22,000              132,000
Joint venture                                  802,000              802,000
Other items                                    338,000              324,000
                                          ____________        _____________
                                          $  5,805,000        $   6,914,000
                                          ============        =============


16.    SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the year for interest and income taxes was as follows:

                                         1997          1996          1995

Interest                           $1,040,000    $1,461,000    $ 2,237,000
Income taxes                              -0-           -0-         86,000

Supplemental Schedule of Noncash Investing and Financing Activities:

In 1997, as a result of the vendor composition agreement (see Note 3), approximately $2.5 million of trade payables were restructured into long-term notes payable; the extinguishment of the troubled debt resulted in an additional $596,000 of trade payables being forgiven, thus, resulting in an extraordinary gain.


CHAMPION PARTS, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                               Additions to/
                     Balance at     Charged    (Deductions)      Balance
                     Beginning         to         From           at End
                     of Period     Operations   Reserves        of Period
                    ____________   __________  ______________  _________
ALLOWANCE FOR
UNCOLLECTIBLE
ACCOUNTS:

Year Ended
December 31, 1995     $  465,000   $  704,000   $  546,000 (1)  $ 1,715,000

Year Ended
December 29, 1996     $1,715,000   $    6,000   $ (926,000)     $   795,000

Year Ended
December 28, 1997     $   795,000  $      -0-   $ (347,000)     $   448,000


(1)    Represents a reclassification of previously established reserves.

                                                    Additions to/
                        Balance at     Charged      (Deductions)   Balance
                        Beginning         to           From         at End
                        of Period     Operations     Reserves      of Period
                      _____________  _____________  _____________ ___________
INVENTORY RESERVE

Year Ended
December 31, 1995     $ 4,284,000   $ 6,100,000(1)   $   71,000   $10,455,000

Year Ended
December 29, 1996     $10,455,000   $       -0-      $(3,797,000) $ 6,658,000

Year Ended
December 28, 1997     $ 6,658,000   $   315,000      $(2,299,000) $ 4,674,000

(1) Represents a provision to reflect the Company's decision to discontinue certain products and exit certain markets (See Note 4)



                          CHAMPION PARTS, INC.
                            EXHIBIT INDEX
                              __________

(Pursuant to Item 601 of Regulation S-K)                               Total
                                                                       Pages

NO.    DESCRIPTION AND PAGE OR INCORPORATION REFERENCE
Articles of Incorporation and By-Laws

(3)(a) Articles of Incorporation (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended
June 30, 1988)

(3)(b) By Laws (incorporated by reference to Registrant's current report on Form 8-K filed June 5, 1997)

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

                                                                        Total
                                                                        Pages
(4)(f) Articles of Incorporation (see Exhibit (3)(a) above)

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

(10)(e) 1982 Incentive Stock Option Plan, as amended November 19,
1987 (incorporated by reference to Registrant's Current Report on
Form 8-K dated November 19, 1987)(1)

(10)(f) Form of Incentive Stock Option Agreement and Schedule of Incentive Stock Option Agreements executed by executive officers of the Registrant (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988)(1)

(10)(g) Amended and Restated Employment and Deferred Compensation
Agreement dated as of June 7, 1989, between Registrant and Charles P. Schwartz, Jr. (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1991)(1)

                                                                        Total
                                                                        Pages

(10)(h) Agreement dated as of June 7, 1989 between the Registrant and Robert C. Mikolashek (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1991) (1)

(10)(I) Agreement dated December 16, 1992 between the Registrant and Charles P. Schwartz, Jr. (incorporated by reference to Registrant's Current Report on Form 8-K dated December 16, 1992)(1)

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

(10)(l) Settlement Agreement dated November 23, 1993 between Registrant and Charles P. Schwartz, Jr. (Incorporated by reference to Registrant's current report on Form 8-K dated November 23, 1993).(1)

(10)(m)Form of Letter from Registrant to LaSalle National Bank (the Successor of Exchange National Bank of Chicago), NBD Bank, N.A., and Harris Trust and Savings Bank (assignee of The Northern Trust Company) dated March 14,1994 (incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended January 2, 1994).

(10)(n) First Amendment to Amended and Restated Credit Agreement dated March 30, 1994 among Registrant, LaSalle National Bank (the successor of Exchange National Bank of Chicago), NBD Bank, N.A., and Harris Trust and Savings Bank (assignee of The Northern Trust Company). (Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended January 2, 1994).

                                                                        Total
                                                                        Pages

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

(10)(u) Second Amendment to Amended and Restated Credit Agreement dated March 31, 1995 among Registrant, LaSalle National Bank (the successor of Exchange National Bank of Chicago), NBD Bank, N.A., and Harris Trust and Savings Bank (assignee of The Northern Trust Company).
(Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 1, 1995).

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


                                                                        Total
                                                                        Pages

(10)(y) Letter Agreement dated October 9, 1995 between Registrant and RGP Holding, Inc. (Incorporated by reference to form 10-Q filed November 24, 1995.)

(10)(z) 1995 Stock Option Plan as of November 1, 1995. (Incorporated by reference to Registrant's 1995 Proxy). (1)

(10)(aa) Severance Agreement dated March 28, 1997 between the
Registrant and Jerry A. Bragiel  (Included herein on page 53) (1)

(10)(bb) Severance Agreement dated March 28, 1997 between the
Registrant and Roland H. Millington.(Included herein on page 53) (1)

(10)(cc) Employment and Stock Option Agreement between the registrant and Jerry A. Bragiel dated March 28, 1997 (Included herein on
Page 53) (1).

(10)(dd) Fourth Amendment to Amended and Restated Credit Agreement dated January 8, 1996 among Registrant, LaSalle National Bank,
(the successor of Exchange National Bank of Chicago), NBD Bank, N.A., and Harris Trust and Savings Bank (assignee of The Northern Trust Company). (Incorporated by reference to Current Report on Form 8-K filed January 25, 1996.)

(10)(ee) Fifth Amendment to Amended and Restated Credit Agreement dated May 20, 1996 among Registrant, LaSalle National Bank, (the successor of Exchange National Bank of Chicago), NBD Bank, N.A., and Harris Trust and Savings Bank assignee of The Northern Trust Company).

(10)(ff) Eleventh Amendment to Amended and Restated Credit Agreement dated August 30, 1996 among Registrant, LaSalle National Bank, (The successor of Exchange National Bank of Chicago), NBD Bank, N.A., and Harris Trust and Savings Bank (assignee of The Northern Trust Company).

(10)(gg) Sixteenth Amendment to Amended and Restated Credit
Agreement dated on May 30, 1997 expiring on August 31, 1997 among Registrant, LaSalle National Bank, (The successor of Exchange National Bank of Chicago), NBD Bank, N.A., and Harris Trust and Savings Bank (assignee of The Northern Trust Company Subsidiaries).

                                                                        Total
                                                                        Pages

(10)(hh) Settlement Agreement dated July 1, 1997 between the Registrant and Unsecured Trade Creditors (Incorporated by reference to Current Report on Form 8-K July 30, 1997).

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



SIXTEENTH AMENDMENT TO AMENDED AND RESTATED CREDIT AGREEMENT

This Sixteenth Amendment to Amended and Restated Credit Agreement (this "Sixteenth Amendment") is made and entered into as of the 30th day of May, 1997, by and among Champion Parts, Inc., an Illinois corporation (the "Company"), LaSalle National Bank, a national banking association ("LaSalle"), as successor to both Exchange National Bank of Chicago and American National Bank and Trust Company of Chicago, NBD Bank ("NBD"), and Harris Trust and Savings Bank, an Illinois banking corporation ("Harris") [LaSalle, NBD and Harris are each a "Bank" and collectively, together with their respective successors and permitted assigns, the "Banks"], and LaSalle in its capacity as both Agent and Collateral Agent for the Banks.

W I T N E S S E T H:

WHEREAS, the Banks have provided certain extensions of credit, loans and other financial accommodations to the Company pursuant to (a) that certain Amended and Restated Credit Agreement dated as of March 31, 1993, by and among the Company, the Banks, the Agent and the Collateral Agent, as amended, modified or supplemented from time to time (collectively the "Credit Agreement"), (b) (I) that certain Reimbursement Agreement dated as of December 1, 1991, by and between the Company and NBD (the "IRB Agreement"), and (ii) that certain Standby Letter of Credit Application and Reimbursement and Security Agreement dated December 30, 1991, by and between the Company and NBD (the "Workmen's Compensation Agreement"), and ( c ) any and all other agreements, documents and instruments executed and delivered by the Company to any or all of the Banks, the Agent or the Collateral Agent, whether in connection with the Credit Agreement, the IRB Agreement, the Workmen's Compensation Agreement or otherwise (collectively the "Other Agreements"), including, but not limited to, that certain Forbearance Agreement dated May 30, 1995 (the "Forbearance Agreement"), as extended from time to time, and the other agreements, documents and instruments executed and delivered in connection therewith (collectively the "Forbearance Documents") [the Other Agreements, together with the Credit Agreement, the IRB Agreement and the Workmen's Compensation Agreement are collectively the "Champion Loan Documents");

WHEREAS, the Company has requested, among other things, that the Banks extend the Termination Date from May 30, 1997, to August 31, 1997; and

WHEREAS, the Banks are willing to extend the Termination Date from May 30, 1997, to August 31, 1997, but solely on the terms and subject to the conditions set forth in this Sixteenth Amendment.

NOW, THEREFORE, in consideration of the foregoing, the mutual promises and understandings of the parties hereto set forth herein, and other good and valuable consideration, the receipt and sufficiency of which consideration is hereby acknowledged, the parties hereto hereby agree as set forth in this Sixteenth Amendment.

1.Terms.

All terms which have an initial capital letter in this Sixteenth Amendment where not required by the rules of grammar, and are not defined herein, are defined in the Credit Agreement.

2.Extension of Term of Credit Agreement. /Discretionary Advances.

A. Subject to the conditions precedent contained in Section 4 of this Sixteenth Amendment, the Termination Date of the Credit Agreement is hereby extended to and including August 31, 1997.

B. The Banks, the Agent and the Collateral Agent shall not be committed to make any Advances from and after the date hereof and all Advances requested by the Company from and after the date hereof shall be made of or not made at the sole and absolute discretion of the Banks, the Agent and the Collateral Agent notwithstanding (I) any term, provision or condition the contrary contained in this Sixteenth Amendment, the "Other Sixteenth Amendment Documents" (hereinafter defined), the Champion Loan Document or otherwise,
(ii) the nature, amount or timing of such requested Advance, or (iii) the extent, priority, condition or status of the collateral securing the Liabilities.

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

4.  Conditions Precedent.

A. The Banks shall be obligated to extend the Termination Date through August 31, 1997, and to enter into this Sixteenth Amendment, subject to the full and timely performance of any conditions precedent contained in the Champion Loan Documents and this Sixteenth Amendment and the full and timely performance of the following covenants either prior to or contemporaneously with the execution and delivery of this Sixteenth Amendment.

     1. The Company will execute and deliver or cause to be executed and delivered the following documents, all in form and substance acceptable to the Banks, the Agent and the Collateral Agent:


     (a) that certain Secretary's Certificate as to Officers and Directors and Directors' Resolutions for the Company;

     (b) that certain Promissory Note of even date herewith executed and delivered by the Company to LaSalle in the principal amount of Three Million Four Hundred Thirteen Thousand Six Hundred Forty-three and 36/100 Dollars ($3,413,643.36);

     (c) that certain Promissory Note of even date herewith executed and delivered by the Company to Harris in the principal amount of One Million One Hundred Eleven Thousand Four Hundred Sixty-two and 56/100 Dollars ($1,111,462.56);

     (d) that certain Promissory Note of even date herewith executed and delivered by the Company to NBD in the principal amount of One Million Four Hundred Seventy-Four Thousand Eight Hundred Ninety-Four and 08/100 Dollars ($1,474,894.08); and

     (e) such other agreements, documents and instruments necessary to effectuate the transactions described herein as the Banks, the Agent and the Collateral Agent may reasonably request.

     2. The Company acknowledges and agrees that the Agent will debit the Company's accounts on the last business day of each and every month, and the Company agrees to pay each of and all of the Banks, the Agent and the Collateral Agent, for all accrued interest, reasonable attorneys' fees, other professional fees, and other fees, costs, charges, obligations and expenses which the Banks, the Agent and/or the Collateral Agent have incurred and will continue to incur in connection with the Champion Loan Documents, this Sixteenth Amendment, any other agreements, documents and instruments executed and delivered in connection with this Sixteenth Amendment (the "Other Sixteenth Amendment Documents"), and the indebtedness evidenced by the Champion Loan Documents, this Sixteenth Amendment and/or the Other Sixteenth Amendment Documents (collectively the "Champion Indebtedness"). The Agent acknowledges that it will use its best efforts to provide copies of any bills and statements relating thereto at least five (5) business days prior to the last business day of each month, but the failure to deliver copies thereof will not affect the Company's obligation to pay such fees, costs, charges, obligations and expenses.

     3. Other than (a) the alleged default described in Section 3 of that certain Fifth Amendment to Amended and Restated Credit Agreement dated as of May 20, 1996, effective as of March 31, 1996, by and among the Company, the Agent, the Collateral Agent and the Banks (the "Fifth Amendment"), (b) those defaults described in Section 3 of that certain Sixth Amendment to Amended and Restated Credit Agreement dated as of August 30, 1996, effective as of July 1, 1996, by and among the Company, the Agent, the Collateral Agent and the Banks (the "Sixth Amendment"), ( c ) those defaults described in Section 9.A. of this Sixteenth Amendment, and (d) those defaults described in those certain letters dated August 3, 1995 and May 31, 1996, from the Banks to the Company (collectively the "Default Letter"), no breach, default or event of default has occurred pursuant to the Champion Loan Documents, this Sixteenth Amendment or the Other Sixteenth Amendment Documents.

     4. The representations and warranties contained in the Champion Loan Documents, this Sixteenth Amendment and the Other Sixteenth Amendment Documents shall be true and correct.

     5. The Company has not spent or withdrawn all or any portion of the "Life Insurance Proceeds" (as defined in the Fifth Amendment) on deposit in the LaSalle Account, except in accordance with the Fifth Amendment.

     B. Without limiting the discretionary nature of the advances as provided in Paragraph 2 B hereof, the Banks, the Agent and the Collateral Agent will not make any advances unless the following conditions exist or occur prior to each request of the Company for an advance:

     1. The Company will execute and deliver or cause to be executed and delivered such agreements, documents and instruments necessary to effectuate the transactions described herein as the Banks, the Agent and the Collateral Agent may reasonably request, all in form and substance acceptable to the Banks, the Agent and the Collateral Agent.

     2. The Company acknowledges and agrees that the Agent will debit the Company's accounts on the last business day of each and every month, and the Company agrees to pay each of and all of the Banks, the Agent and the Collateral Agent, for all accrued interest, reasonable attorneys' fees, other professional fees, and other fees, costs, charges, obligations and expenses which the Banks, the Agent and/or the Collateral Agent have incurred and will continue to incur in connection with the Champion Loan Documents, this Sixteenth Amendment, the Other Sixteenth Amendment Documents and the Champion Indebtedness. The Agent acknowledges that it will use its best efforts to provide copies of any bills and statements relating thereto at least five (5) business days prior to the last business day of each month, but the failure to deliver copies thereof will not affect the Company's obligation to pay such fees, costs, charges, obligations and expenses.

     3. Other than (a) the alleged default described in Section 3 of the Fifth Amendment, (b) those defaults described in Section 3 of the Sixth Amendment, ( c ) those defaults described in Section 9.A. of this Sixteenth Amendment, and (d) those defaults described in the Default Letter, no breach, default or event of default has occurred pursuant to the Champion Loan Documents, this Sixteenth Amendment or the Other Sixteenth Amendment Documents.

     4. The representations and warranties contained in the Champion Loan Documents, this Sixteenth Amendment and the Other Sixteenth Amendment Documents shall be true and correct.

     5. The Company will not spend or withdraw all or any portion of the Life Insurance Proceeds on deposit in the LaSalle Account, except in accordance with the Fifth Amendment.

5. Revolving Commitment. The amount of each Bank's Commitment and each Bank's Percentage Share is set forth on the signature pages hereto. Notwithstanding the discretionary nature of the advances to be made pursuant 2 B hereunder, the Total Revolving Commitment of all of the Banks from the date hereof through and including August 31, 1997, is Six Million and no/100 Dollars ($6,000,000.00).

6. Additional Covenants. The Company covenants unto the Banks, the Agent and the Collateral Agent as follows:

    A. The Company shall fully and timely pay the Champion Indebtedness as evidenced by the Champion Loan Documents, this Sixteenth Amendment and the Other Sixteenth Amendment Documents, and fully and timely perform, subject to the applicable cure period, if any, all of the covenants, duties, obligations and agreements contained in the Champion Loan Documents, this Sixteenth Amendment and the Other Sixteenth Amendment Documents.

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

7.  Default.

    The Company shall be in default under the terms and provisions of this Sixteenth Amendment upon the occurrence of any of the following events (an "Event of Default"):

    A. The Company fails to fully and timely pay all sums due pursuant to the Champion Loan Documents, this Sixteenth Amendment or the Other Sixteenth Amendment Documents;

    B. Other than (1) the alleged default described in Section 3 of the Fifth Amendment, (2) those defaults described in Section 3 of the Sixth Amendment, (3) those defaults described in Section 9.A. of this Sixteenth Amendment, and (4) those defaults described in the Default Letter, the Company breaches any covenant, agreement or obligation set forth in the Champion Loan Documents, this Sixteenth Amendment or the Other Sixteenth Amendment Documents, which remains uncured after the expiration of the applicable cure period, if any; or

    C. Other than (1) the alleged default described in Section 3 of the Fifth Amendment, (2) those defaults described in Section 3 of the Sixth Amendment, (3) those defaults described in Section 9.A. of this Sixteenth Amendment, and (4) those defaults described in the Default Letter, any other or further breach, default or event of default occurs under the Champion Loan Documents, which remains uncured after the expiration of the applicable cure period, if any.

    In addition, the Company covenants and agrees that an Event of Default under this Sixteenth Amendment is and shall constitute an Event of Default under the Champion Loan Documents and the Other Sixteenth Amendment Documents. Upon an Event of Default, all of the Champion Indebtedness shall be immediately due and payable, and shall be paid by the Company to the Banks, the Agent and the Collateral Agent, as the case may be, without any further notice or demand whatsoever, and the Banks, the Agent and the Collateral Agent, as the case may be, may, without notice, immediately (i) exercise all of their rights and remedies under the Champion Loan Documents, including, but not limited to, the Forbearance Documents, this Sixteenth Amendment and the Other Sixteenth Amendment Documents, as well as any and all other rights and remedies available at law, in equity or otherwise, and (ii) take any action, legal or equitable, to collect the Champion Indebtedness and any and all other sums now or hereafter due and owing from the Company to the Banks, the Agent and the Collateral Agent. The Company acknowledges and agrees that the Banks, the Agent and the Collateral Agent have made no assurances, have not committed and are under no obligation to extend the Termination Date.

    8.  Reaffirmation

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

    B. The Banks, the Agent and the Collateral Agent hereby continue to reserve all of their rights and remedies in connection with the Continuing Covenant Defaults and the defaults described in the Default Letter, whether such rights and remedies are pursuant to the Champion Loan Documents, including, but not limited to, the Forbearance Documents, this Sixteenth Amendment, the Other Sixteenth Amendment Documents, at law, in equity or otherwise; provided, however, the Continuing Covenant Defaults shall be deemed conditionally waived and the defaults described in the Default Letter shall be conditionally waived only as expressly provided in the Default Letter, all such defaults subject to reinstatement and enforcement upon the occurrence of an Event of Default under this Sixteenth Amendment or the Other Sixteenth Amendment Documents or upon an additional or other default or event of default under the Champion Loan Documents. Upon the occurrence of an Event of Default under this Sixteenth Amendment or the Other Sixteenth Amendment Documents or upon an additional or other default or event of default under the Champion Loan Documents, then the Continuing Covenant Defaults shall be deemed reinstated and existing, without further act or deed, as if no conditional waiver were granted and any and all rights of the Banks, the Agent or the Collateral Agent with respect thereto shall remain reserved, unimpaired and fully enforceable.

    C. Nothing contained in this Sixteenth Amendment or the Other Sixteenth Amendment Documents shall be or be deemed to be an unconditional waiver by the Banks, the Agent and the Collateral Agent of any default, breach or event of default, whether now existing or hereafter arising or occurring. The Company expressly acknowledges and agrees that, upon an Event of Default, the Banks, the Agent and the Collateral Agent may exercise any of their rights and remedies pursuant to the Champion Loan Documents, including, but not limited to, the Forbearance Documents, this Sixteenth Amendment or the Other Sixteenth Amendment Documents, at law, in equity or otherwise. Nothing contained in this Sixteenth Amendment or the Other Sixteenth Amendment Documents shall affect the Company's obligation to fully and timely pay the Champion Indebtedness.

    10. Waiver and Release In consideration of the Banks', the Agent's and the Collateral Agent's execution and delivery of this Sixteenth Amendment, the Company hereby waives, releases and forever discharges the Banks, the Agent and the Collateral Agent, their predecessors, parents, subsidiaries, affiliates, agents, employees, officers, directors, shareholders, attorneys, legal representatives, successors and assigns, and each of them, of and from any and all claims, demands, counterclaims, set-offs, defenses, debts, liabilities, obligations, costs, expenses, actions, causes of action and damages of every kind, nature and description whatsoever, known or unknown, foreseeable and unforeseeable, liquidated and unliquidated, insured and uninsured, which the Company heretofore and/or presently owns, holds or has by reason of any matter, cause or thing whatsoever, arising from, relating to or in connection with the Champion Loan Documents, this Sixteenth Amendment, the Other Sixteenth Amendment Documents, the Champion Indebtedness or the default by the Company. The Company hereby acknowledges and agrees that the foregoing release shall not be or be deemed to create, construe or admit any liability on behalf of the Banks, the Agent and the Collateral Agent.

11. Consultant. Pursuant to the terms and provisions of the Champion Loan Documents, the Company shall fully cooperate with the management consulting firm of Glass & Associates, Inc., or such other consulting firm or firms designated by the Banks (individually, the "Consultant"), to the extent requested by the Banks or such consulting firms. Such cooperation, shall include, without limitation, the Company providing the Consultant with (i) unlimited access to the Company's assets and books and records., whether during normal business hours or otherwise, as well as use of photocopy and other office facilities, and (ii) reasonable access to the Company's offices and employees for the purpose of discussing the Company's assets and books and records. The Company shall reimburse the Banks, the Agent and the Collateral Agent for all reasonable costs, fees and expenses incurred by the Banks, the Agent and Collateral Agent in connection with the Consultant.

12. Authority To Execute This Sixteenth Amendment. The Company represents and warrants to the Banks, the Agent and the Collateral Agent that (a) it has obtained all necessary consents to enter into, execute, deliver and perform this Sixteenth Amendment and the Other Sixteenth Amendment Documents, including, but not limited to, resolutions of the Board of Directors of the Company, (b) the Company has the right, power and capacity and is duly authorized and empowered to enter into, execute, deliver and perform this Sixteenth Amendment and the Other Sixteenth Amendment Documents, and ( c ) the execution and delivery of this Sixteenth Amendment and the Other Sixteenth Amendment Documents shall not breach any agreement, instrument or document to which the Company is a party or by which it is bound.

13. Construction. This Sixteenth Amendment shall be interpreted, construed and governed by and under the laws of the State of Illinois.

     A. Wherever possible, each provision of this Sixteenth Amendment shall be interpreted in such manner as to be valid and enforceable under applicable law, but if any provision of this Sixteenth Amendment is held to be invalid or unenforceable by a court of competent jurisdiction, such provision shall be severed here from and such invalidity or unenforceability shall not affect any other provision of this Sixteenth Amendment, the balance of which shall remain in and have its intended full force and effect; provided, however, if such provision may be modified so as to be valid and enforceable as a matter of law, such provision shall be deemed to be modified so as to be valid and enforceable to the maximum extent permitted by law.

     B. The Paragraph headings contained in this Sixteenth Amendment are solely for the purpose of reference, are not part of the agreement among the Company, the Banks, the Agent and the Collateral Agent and shall not in any way affect the meaning or interpretation of this Sixteenth Amendment, or any Paragraph or provision hereof.

     C. This Sixteenth Amendment shall be binding on the Company and its successors, and shall inure to the benefit of the Banks, the Agent and the Collateral Agent, their respective successors, assigns, affiliates, divisions and parent.

     D. This Sixteenth Amendment cannot be assigned by the Company without the Banks', the Agent's and the Collateral Agent's prior written consent; provided, however, the Banks, the Agent and the Collateral Agent may assign the Champion Loan Documents, this Sixteenth Amendment and the Other Sixteenth Amendment Documents without notice to or the consent of the Company.

     E. No failure to exercise, and no delay in exercising, any of the Banks', the Agent's and the Collateral Agent's rights, powers or privileges shall operate as a waiver thereof.

     1. No waiver of any breach of any provision shall be deemed to be a waiver of any preceding or succeeding breach of the same or any other provision.

     2. No extension of time for the payment of any of the Champion Indebtedness or any other sum to be paid pursuant to the Champion Loan Documents, this Sixteenth Amendment or the Other Sixteenth Amendment Documents, or the performance of any other obligation or act, shall be deemed to be an extension of the time for payment or performance of any other obligation or act.

     3. This Sixteenth Amendment may not be altered, changed, amended or modified, except in accordance with Section 11.1 of the Credit Agreement.

     F. This Sixteenth Amendment, together with the Other Sixteenth Amendment Documents, constitutes the entire agreement among the Company, the Banks, the Agent and the Collateral Agent with regard to the subject matter hereof.

     G. If, and to the extent the terms and provisions of this Sixteenth Amendment contradict, modify, supersede or conflict with the terms and provisions of the Champion Loan Documents, including, but not limited to, the Forbearance Documents, then the terms and provisions of this Sixteenth Amendment shall govern and control; provided, however, to the extent the terms and provisions of this Sixteenth Amendment do not contradict, modify, supersede or conflict with the terms and provisions of the Champion Loan Documents, including, but not limited to, the Forbearance Documents, then the Champion Loan Documents, including, but not limited to, the Forbearance Documents, shall remain in and have their intended full force and effect, and the Company, the Banks, the Agent and the Collateral Agent hereby affirm, confirm and ratify the same.

IN WITNESS WHEREOF, the parties have caused this Sixteenth Amendment to be executed and delivered by their duly authorized officers as of the date first set forth above.

   CHAMPION PARTS, INC., an Illinois corporation

                                             By:___________________________
                                             Title:_________________________

Amount of LaSalle's              Percentage    LA SALLE NATIONAL BANK,
individually Revolving           Share
Commitment as Agent and
as Collateral Agent

As of May 30, 1997,              56.894056%     By:__________________________
through and including                           Title:_______________________

August 31, 1997,               $3,413,643.36


Amount of NBD's                  Percentage     NBD BANK Revolving Commitment
                                 Share

As of May 30, 1997,              24.581568%     By:__________________________
through and including                           Title:_______________________

August 31, 1997,                $1,474,894.08


Amount of Harris'                 Percentage     HARRIS TRUST AND SAVINGS
Revolving Commitment              Share          BANK
As of May 30, 1997,
through and including            18.524376%      By: ________________________
                                                 Title:______________________

August 31, 1997,                $1,111,462.56

TOTAL REVOLVING COMMITMENT

As of May 30, 1997,through
and including August 31, 1997,  $6,000,000.00


Doc ID: 41601-1

                             EXHIBIT "A"
                           WAIVER LETTERS


Attached.


                             EXHIBIT "B"
                         UPDATED SCHEDULES

Attached.



Doc ID: 18704-5