Form 10-Q
period 1998-03-29
CHAMPION PARTS INC
filed 1998-07-16
CIK 19161

Form 10-Q
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d ) OF THE
                    SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended March 29, 1998

                      Commission file number 1-7807

                           Champion Parts, Inc.
                           ____________________
          (Exact name of registrant as specified in its charter)


            Illinois                            36-2088911
_______________________________      ________________________________
(State or other jurisdiction of      I.R.S. Employer Identification No.
incorporation or organization)

      751 Roosevelt Road, Building 7, Suite 110, Glen Ellyn, IL 60137
      _______________________________________________________________
                 (Address of principal executive offices)

                              630-942-8317
           ____________________________________________________
           (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act or 1934 during the preceeding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes       No X
        _____    _____
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                                 Outstanding at June 29, 1998
______________________________               ______________________________
Common Shares - $.10 par value                         3,655,266





                           CHAMPION PARTS, INC.
                             AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS (CONDENSED)

                                        March 29, 1998     December 28, 1997
                                        ______________     _________________
                                                    (Unaudited)
ASSETS

  Current Assets
    Cash and cash equivalents           $      447,000       $       488,000
    Accounts Receivable, less allowance
     for uncollectible accounts              5,594,000             4,497,000
    Inventories                              6,601,000             6,192,000
    Prepaid expenses and other                 760,000               759,000
                                         _____________        ______________
         Total current assets               13,402,000            11,936,000

    Property, plant and equipment (net)      5,113,000             5,282,000
    Other assets                                53,000                58,000
                                         _____________        ______________
          Total Assets                   $  18,568,000        $   17,276,000
                                         =============        ==============


LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities
    Accounts Payable                         5,919,000             5,479,000
    Accrued expenses and other payables      7,342,000             6,868,000
    Current maturities on long-term debts    6,773,000             6,773,000
                                         _____________         _____________
         Total current liabilities          20,034,000            19,120,000

    Deferred income taxes                      351,000               351,000
    Long-term debt,
     less current maturities                 2,377,000             2,377,000
                                         _____________         _____________
         Total liabilities                  22,762,000            21,848,000

  Stockholders' Equity
    Preferred stock - no par value
     Authorized 10,000 shares
     issued and outstanding, none
    Common stock - $.10 par value              366,000               366,000
     Authorized 50,000,000 shares
     issued and outstanding
     3,655,266 shares
    Additional paid-in capital              15,578,000            15,578,000
    Cumulative translation adjustment         (564,000)             (628,000)
    Retained earnings                      (19,574,000)          (19,888,000)
                                         _____________        ______________
         Total stockholders' equity         (4,194,000)          ( 4,572,000)

     Total Liabilities and
      Stockholders' Equity               $  18,568,000        $   17,276,000
                                         =============        ==============


See notes to condensed consolidated financial statements.




                        CHAMPION PARTS, INC.
                          AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF EARNINGS (CONDENSED)


                                                 Three Months Ended
                                          ________________  ________________
                                           March 29, 1998    March 30, 1997

                                                     (Unaudited)


NET SALES                                  $     7,009,000    $    7,638,000

Cost and Expenses:
  Cost of products sold                          5,677,000         6,182,000
  Selling, distribution and administration         770,000           998,000
                                           _______________    ______________
                                                 6,447,000         7,180,000

EARNINGS BEFORE INTEREST AND INCOME TAXES          562,000           458,000

INTEREST                                           248,000           258,000

EARNINGS BEFORE INCOME TAXES                       314,000           200,000

INCOME TAXES                                          ---               ---
                                           _______________   _______________
NET EARNINGS                               $       314,000   $       200,000
                                           ===============   ===============

AVERAGE SHARES OUTSTANDING                      3,655,266         3,655,266
                                           ===============   ===============

NET EARNINGS PER COMMON SHARE                        0.09              0.06
                                           ===============   ===============


See notes to condensed consolidated financial statements.





                      CHAMPION PARTS, INC.
                        AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                    Three Months Ended
                                            ______________    ______________
                                            March 29, 1998    March 30, 1997

                                                      (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                               $     314,000     $     200,000
    Adjustments to reconcile net earnings
     to net cash provided by operating
     activities:
    Depreciation and amortization                  174,000           201,000
    Provision for loses on accounts receivable           0                 0
    Deferred income taxes                                0             1,000
    Change in assets and liabilities:
      Accounts receivable                       (1,097,000)          373,000
      Inventories                                 (409,000)         (233,000)
      Accounts payable and accrued expenses        914,000          (641,000)
      Other                                          4,000            20,000
                                              _____________    ______________

    NET CASH  USED IN  OPERATING ACTIVITIES       (100,000)          (79,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures (net)                       (10,000)         (146,000)
  Proceeds from sales of equipment                   5,000            18,000
                                              _____________    ______________

    NET CASH USED IN INVESTING ACTIVITIES           (5,000)         (128,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments) under bank
   credit agreements                                     0           102,000
  Principal payments on long - term debt                 0            (8,000)
                                              _____________    ______________

    NET CASH PROVIDED BY (USED IN)
      FINANCING ACTIVITIES                               0            94,000
                                              _____________    ______________

EFFECT OF EXCHANGE RATE CHANGES ON CASH              64,000           27,000

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                              (41,000)         (86,000)

CASH AND CASH EQUIVALENTS, beginning of period      488,000          707,000
                                              ______________   ______________

CASH AND CASH EQUIVALENTS, end of period      $     447,000    $     621,000
                                              ==============   ==============

See notes to condensed consolidated financial statements.





                      CHAMPION PARTS, INC.
                        AND SUBSIDIARIES



      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (UNAUDITED)



1.  The accompanying financial statements for the three months ended
    March 29 , 1998 have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements and these notes should be read in conjunction with the consolidated financial statements of the Company included in the Company's Annual Report on Form 10-K for the year ended December 28, 1997.

    The consolidated balance sheet at December 28, 1997 has been derived from the audited financial statements at that date and condensed.

2.  The information furnished herein reflects except as discussed in
    Note 5, all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operation for the interim period. Results of operations for the three months ended March 29, 1998 are not indicative of results to be expected for the entire year.

3. Inventories are valued at the lower of cost (first-in, first-out method) or market. A summary of the inventories follows:

                                          March 29,        December 28,
                                            1998               1997
                                       ______________    _______________

          Raw Materials                 $   2,774,000     $    1,867,000
          Work-in-Process                   2,106,000          2,641,000
          Finished Goods                    1,721,000          1,684,000
                                       ______________     ______________
                                        $   6,601,000     $    6,192,000
                                       ==============     ==============

    Included in inventory above were cores of $3.4 million (March 29, 1998) and $2.5 million (December 28, 1997).


4. For reporting purposes, product and core returns are offset against gross sales in arriving at net sales. For the three months ended
    March 29, 1998 and March 30, 1997 returns were $4,489,000 and $3,852,000, respectively.

5. As previously reported, the Company's revolving credit facility expired on August 31, 1997 and the Company's banks requested the Company to secure a credit facility with another lender. On July 7, 1998, the Company entered into a letter of commitment with another lender for a four year credit facility. The Company also entered into an agreement with its present banks which, among other things, would grant banks a greater collateral interest in the Company's Beech Creek facility, extend the expiration date of the credit facility to August 6, 1998 and reduce the credit facility to $5.2 million. The Company has since
    April, 1998 been limiting its borrowings under the credit facility to $5.2 million. There can be no assurance that the new credit facility will be closed. Without a new facility, the Company would not likely be able to continue as a going concern and will likely have to seek court protection under the Bankruptcy Code

    The Company's financial statements have been prepared on a going concern basis and do not contain adjustments which may be necessary should the Company be forced to liquidate assets or take other actions to satisfy debt payments or discontinue its business.




        Management's Discussion and Analysis of Financial Condition and
                        Results of Operations

Results

Net sales for the quarter ended March 29, 1998 were $7.0 million, 7.9 % less than net sales of $7.6 million for the same period of 1997. The decline of the net sales can be attributed to higher product stock adjustment returns in the quarter and accruals for future returns compared to the like quarter of the prior year. Total product and core returns, which are reflected in reductions in net sales, were 39% and 38% of gross sales in 1998 and 1997, respectively.

Carburetor sales were 75% and 65% of net sales in the first quarter of 1998 and 1997, respectively. The Company continues to be a significant supplier of carburetors to the aftermarket. Since the mid-1980's carburetors have been installed in fewer new vehicles sold in the United States and Canada due to the increased use of fuel injection systems. However, the Company continues to sell replacement units for older vehicles, many of which use carburetors. The Company expects that carburetor sales will decline in future years. In addition, carburetor margins may be negatively impacted in the future as customers seek to return product during periods of declining demand. The Company has a customer product return policy and has established reserves to mitigate this effect.

Cost of products sold was 81% of net sales in the first quarter of 1998 compared to 82% in the first quarter of 1997. This slight decline in the cost of product sold is primarily attributed to the cost control efforts over labor inefficiencies.

Selling, distribution and administrative expenses were $770,000 in the first quarter of 1998 compared to $1.0 million in the first quarter of 1997. Corporate-wide cost control efforts were primarily responsible for the improvement.

Interest expense was $248,000 in the first quarter of 1998 compared to $258,000 in the prior year due to lower average outstanding borrowings in 1998 compared to 1997.

Net income for the 1998 first quarter was $314,000 versus $200,000 in 1997.

The Company continues to seek new business; however, without an increase in the customer base, the Company expects sales in 1998 subsequent quarters to be lower than in the first quarter due to lower seasonal demand for carburetors and heavy duty and agricultural products.



Liquidity and Capital Resources

Working Capital

Net working capital on March 29, 1998 was negative $(6.6) million compared to negative $(7.2) million on December 28, 1997.

Accounts receivable at the end of the first quarter of 1998 were $5.6 million, $1.1 million or 24% higher than the year end balance of $4.5 million. The increase was due to higher sales volume than collections. Accounts receivable was also higher ($850,000) compared to the first quarter of 1997.

Net inventories increased $400,000 in the first quarter due to higher requirements for cores and production materials. However, inventories were $670,000 lower than the first quarter of 1997.

Accounts payable at the end of first quarter was $440,000 higher than year end 1997. The increase reflects higher purchases of production materials. Accounts payable at the end of the first quarter was $2.4 million less than the prior year due to reclassification in July 1997 of $2.4 million unsecured debt as long term resulting from the composition agreement (see Debt section below).

The Company classifies outstanding loans to its banks as short-term obligations due to their maturity. The amount of outstanding loans under the bank lines were $5.2 million on both March 29, 1998 and on December 28, 1997. The Company has also classified as short-term obligations the outstanding principal on a $1.5 million capitalized lease obligation which is supported with a letter of credit issued by one of the Company's banks.

Debt

As previously reported, the Company's revolving credit facility expired on August 31,1997 and the Company's banks requested the Company to secure a credit facility with another lender. On July 7, 1998, the Company entered into a letter of commitment with another lender for a four year credit facility. The Company also entered into an agreement with its present banks which, among other things, would grant banks a greater collateral interest in the Company's Beech Creek facility, extend the expiration date of the credit facility to August 6, 1998 and reduce the credit facility to $5.2 million. The Company has since April, 1998 been limiting its borrowings under the credit facility to $5.2 million. There can be no assurance that the new credit facility will be closed. Without a new facility, the Company would not likely be able to continue as a going concern and will likely have to seek court protection under the Bankruptcy Code.

On July 1, 1997, the Company reached a composition agreement with over 90% of its unsecured trade creditors with past due balances of approximately $3.4 million. Under the terms of this agreement, the Company made a cash distribution in the amount of 10% of the total restructured indebtedness, issued approximately $1.0 million in non-interest bearing promissory notes and issued other obligations entitling the trade creditors to a portion of the Company's defined free cash flow in years 2005 to 2009 of up to an aggregate of approximately $1.5 million. Discussions are continuing with the remaining unsecured trade creditors.

In addition, the Company is continuing discussions with other unsecured creditors to restructure approximately $1.8 million of associated indebtedness upon substantially the same terms as the settlement with the trade creditors. There is no assurance that any of these creditors will accept the proposal.

The Company's financial statements have been prepared on a going concern basis and do not contain adjustments which may be necessary should the Company be forced to liquidate assets or take other actions to satisfy debt payments or discontinue its business.

The Company's long-term debt position did not change during the first Quarter 1998.



 PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

    (b) No Form 8-K report was filed by the Company during the most recently completed fiscal quarter.

    (27)  Financial Data Schedules





                           SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   CHAMPION PARTS, INC.
                                        (Registrant)

DATE:   June 29, 1998              By:       /s/ Jerry A. Bragiel
                                   ________________________________
                                   Jerry A. Bragiel
                                   President and Chief Executive Officer
                                   and Principal Financial Officer