Form 10-Q
period 1998-06-28
CHAMPION PARTS INC
filed 1998-08-28
CIK 19161

FORM 10-Q
    SECURITIES AND EXCHANGE COMMISSION
           Washington, DC 20549


     QUARTERLY REPORT PURSUANT TO SECTION 13 OR
     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended   June 28, 1998

     Commission file number           1-7807

                Champion Parts, Inc.
    (Exact name of registrant as specified in its charter)


            Illinois                         36-2088911
   (State or other jurisdiction of       I.R.S. Employer
   incorporation or organization)       Identification No.



   751 Roosevelt Road, #7-110, Glen Ellyn, IL   60137
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

   Yes   X        No
        ---          ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


       Class                        Outstanding at June 28, 1998
Common Shares - $.10 par value                3,655,266







       PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements



          CHAMPION PARTS, INC.
            AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS (CONDENSED)




                                             June 28,     December 28,
                                               1998           1997
                                           (Unaudited)      (Audited)


ASSETS
  Current Assets
     Cash and cash equivalents               $444,000       $488,000
     Accounts Receivable,
        less allowance for
        uncollectible accounts              4,949,000      4,497,000
     Inventories                            6,505,000      6,192,000
     Prepaid expenses and other               672,000        759,000
                                           -----------    -----------
          Total current assets             12,570,000     11,936,000

     Property, plant and equipment (net)    4,961,000      5,282,000
     Other assets                              48,000         58,000
                                           -----------    -----------
     Total Assets                         $17,579,000    $17,276,000
                                           ==========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
   Current Liabilities
      Accounts Payable                     $4,824,000     $5,479,000
      Accrued expenses and other payables   7,286,000      6,868,000
      Current maturities on long-term debt  6,648,000      6,773,000
                                           -----------    -----------
          Total current liabilities       $18,758,000    $19,120,000

      Deferred income taxes                   351,000        351,000
      Notes payable                         2,378,000      2,377,000
                                           -----------    -----------

         Total liabilities                $21,487,000    $21,848,000


Stockholders' Equity
   Preferred stock - no par value                   0              0
      Authorized 10,000,000 shares
      issued and outstanding, none
   Common stock - $.10 par value              366,000        366,000
      Authorized 50,000,000 shares
      issued and outstanding 3,655,266
      shares
   Additional paid-in capital              15,578,000     15,578,000
   Cumulative translation adjustment         (508,000)      (628,000)
   Retained earnings                      (19,344,000)   (19,888,000)
                                           -----------    -----------
          Total stockholders' equity      $(3,908,000)   $(4,572,000)


Total Liabilities and Stockholders'
   Equity                                 $17,579,000    $17,276,000
                                           ==========     ==========

See notes to condensed consolidated financial statements.





          CHAMPION PARTS, INC.
             AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF OPERATIONS
               (CONDENSED)



                              Six Months Ended   Three Months Ended
                          June 28,    June 29,    June 28,   June 29,
                            1998       1997        1998       1997
                               (Unaudited)            (Unaudited)


Net Sales              $13,743,000 $13,617,000  $6,734,000 $5,980,000
                       ----------- -----------  ---------- ----------

Cost and Expenses
  Cost of product sold  11,136,000  11,077,000   5,460,000  4,894,000
Selling, distribution
  and administration     1,511,000   1,934,000     741,000    938,000
                       ----------- -----------  ---------- ----------
                        12,647,000  13,011,000   6,201,000  5,832,000
                       ----------- -----------  ---------- ----------

Earnings (loss) before
  interest and
  income taxes           1,116,000     606,000     553,000    148,000

Interest Expense           568,000     508,000     320,000    250,000
                       ----------- -----------  ---------- ----------

Earnings (loss) before
  income taxes             548,000      98,000     233,000   (102,000)

Income taxes                 4,000        ----       4,000       ----
                       ----------- -----------  ---------- ----------

Net earnings (loss)        544,000      98,000     229,000   (102,000)

Average Shares
  Outstanding            3,655,266   3,655,266  3,655,2666  3,655,266
                        ==========  ========== =========== ==========

Net Earnings (loss) per
  common share          $     0.15  $     0.03  $     0.06 $    (0.03)



See notes to condensed consolidated financial statements.







          CHAMPION PARTS, INC.
             AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Six Months Ended
                                             June 28,       June 29
                                              1998           1997
                                           (Unaudited)      (Audited)


CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                 $544,000        $98,000

Adjustments to reconcile net earnings to net cash provided by operating activities:


Depreciation and amortization                 347,000        407,000
Provision for losses on accounts receivable         0        155,000
Change in assets and liabilities:
   Accounts receivable                       (452,000)     1,460,000
   Inventories                               (313,000)      (141,000)
   Accounts payable and accrued expenses     (237,000)    (1,111,000)
   Other                                       97,000        406,000
                                           -----------    -----------

NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                       (14,000)     1,274,000


CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures (net)                  (31,000)      (332,000)
  Proceeds from sales of property,
    plant & equipment                           5,000         49,000
                                           -----------    -----------

NET CASH USED IN INVESTING
  ACTIVITIES                                  (26,000)      (283,000)


CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings (payments) under
      credit agreements                      (168,000)      (956,000)
Principal payments on long-term debt           44,000        (43,000)
                                           -----------    -----------

NET CASH PROVIDED BY (USED IN)
   FINANCING ACTIVITIES                      (124,000)      (110,800)
                                           -----------    -----------
EFFECT OF EXCHANGE RATE CHANGES ON
   CASH                                       120,000         21,000

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                           (44,000)       (96,000)

CASH AND CASH EQUIVALENTS, beginning of
   period                                     488,000        707,000
                                           -----------    -----------

CASH AND CASH EQUIVALENTS, end of period     $444,000       $611,000
                                           ==========     ==========


See notes to condensed consolidated financial statements.






           CHAMPION PARTS, INC.
             AND SUBSIDIARIES


     NOTES TO CONDENSED CONSOLIDATED
           FINANCIAL STATEMENTS
               (UNAUDITED)



1. The accompanying financial statements for the six months ended June 28, 1998 have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements and these notes should be read in conjunction with the consolidated financial statements of the Company included in the Company's Annual Report on Form 10-K for the year ended
   December 28, 1997.

   The consolidated balance sheet at December 28, 1997 has been derived from the audited financial statements at that date and condensed.

2. The information furnished herein reflects all adjustments
   (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period. Results of operations for the six months ended June 28, 1998 are not necessarily indicative of results to be expected for the entire year.

3. Inventories are valued at the lower of cost (first-in, first-out method) or market. A summary of the inventories follows:


                            June 28,             December 28,
                             1998                   1997

Raw Materials             $2,804,000              $1,867,000

Work in Process            2,166,000               2,641,000

Finished Goods             1,535,000               1,684,000
                          -----------             -----------
                          $6,505,000              $6,192,000
                          ==========              ==========




Included in inventory above were cores of $2.6 million
(June 28, 1998) and $2.5 million (December 28, 1997).

4. For reporting purposes, product and core returns are offset against gross sales in arriving at net sales. For the six months ended June 28, 1998 and June 29, 1997 returns were $8,370,000, and
   $7,586,000 respectively.

5. On August 6, 1998, the Company entered into an agreement with NationsCredit Commercial Corporation for a four year credit facility to replace its bank financing. In connection with this agreement, the Company granted NationsCredit security interests in its property, equipment, inventory and receivables. Interest on amounts outstanding under this facility is payable at 1-3/4%
   above the prime rate plus commitment fees. This compares to 3-1/2% over prime that the Company was paying under its prior bank financing. The amount available under the new credit facility varies in relationship to collateral values, up to a maximum amount of $8.5 million including credit accommodations of $2.2 million. The maximum available under the previous facility was $7.8 million.

   An extraordinary gain of approximately $200,000 resulting from the payoff of the prior loans will be recognized in August, 1998.

6. The Company's financial statements, have been prepared on a going concern basis. The Company has A negative net worth and its ability to continue as a going concern is ultimately dependent upon its ability to increase sales to a level that will allow it to operate profitably and generate positive operating cash flows.




Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations


Recent Events

On August 6, 1998, the Company entered into an agreement with NationsCredit Commercial Corporation for a four year credit facility to replace its bank financing. In connection with this agreement, the Company granted NationsCredit security interests in its property, equipment, inventory and receivables. Interest on amounts outstanding under this facility is payable at 1-3/4% above the prime rate plus commitment fees. This compares to 3-1/2% over prime that the Company was paying under its prior bank financing. The amount available under the new credit facility varies in relationship to collateral values, up to a maximum amount of $8.5 million including credit accommodations of $2.2 million. The maximum available under the previous facility was $7.8 million.

An extraordinary gain of approximately $200,000 resulting from the payoff of the prior loans will be recognized in August, 1998.

In June, 1998 the Company paid the first installment of the promissory notes to its trade creditors as defined in the composition agreement. (See "Debt" in "Liquidity and Capital
Resources" below.)

Results of Operations

Three Months Ended June 28, 1998 Compared to Three Months
Ended June 29, 1997

Net sales for the quarter ended June 28, 1998 were $6.7 million, 11.7% higher than net sales of $6.0 million for the same period of 1997. The increase in net sales can be attributed to increased sales to existing customers as compared to the like quarter of the prior year. Total product and core returns, which are reflected in reductions in net sales, were 36% and 35% of gross sales in 1998 and 1997, respectively.

Carburetor sales were 70% and 65% of net sales in the second quarter of 1998 and 1997, respectively. The Company continues to be a significant supplier of carburetors to the aftermarket. Although new vehicles sold in the United States and Canada are no longer equipped with carburetors, the Company continues to sell replacement units for older vehicles, many of which use carburetors. The Company expects that carburetor sales will decline in future years. In addition, carburetor margins may be negatively impacted in the future as customers seek to return product during periods of declining demand. The Company has a customer product return policy and has established reserves to mitigate this effect.

Cost of products sold was 81% of net sales in the second quarter of 1998 compared to 82% in the second quarter of 1997. This slight decline in the cost of products sold is primarily attributed to reductions in burden expenses.

Selling, distribution and administrative expenses were $741,000 in the second quarter of 1998 compared to $938,000 in the second quarter of 1997. Company-wide cost control efforts were primarily responsible for the improvement.

Interest expense was $320,000 in the second quarter of 1998 compared to $250,000 in the prior year due to increased expenses and fees by the Company's lender in 1998.

As a result of the increased sales and cost containment efforts described above, net income for the 1998 second quarter was $229,000 versus a net loss of $102,000 in 1997.


Six Months Ended June 28, 1998 Compared to Six Months Ended
June 29, 1997

Net sales for the first half ended June 28, 1998 were $13.7 million, slightly higher (0.9%) than net sales of $13.6 million for the same period of 1997. Total product and core returns, which are reflected as reductions in net sales, were 37% and 35% of gross sales in 1998 and 1997, respectively. The increase in 1998 is attributed to stock adjustments and accruals for future stock adjustments.

Cost of products sold was 81.0% of net sales in the first half of 1998 compared to 81.4% in the first half of 1997. This slight decline in the cost of products sold is primarily attributed to reductions in burden expenses.

Selling, distribution and administrative expenses were $1,511,000 in the first half of 1998 compared to $1,934,000 in the first half of 1997. Ongoing cost control efforts were primarily responsible for the improvement.

Interest expense was $568,000 in the first half of 1998 compared to $508,000 in the prior year. This is attributed to increased expenses and fees in 1998 related to its prior bank facility.

As a result of cost containment efforts described above, net income for the first half of 1998 was $544,000 versus $98,000 in the same period of 1997.

Factors Which May Affect Future Results

The Company continues to seek new business. However, without an increase in the customer base, the Company expects sales in 1998 subsequent quarters to be lower than in the first half of the year due to lower seasonal demand for carburetors and heavy duty and agricultural products.

In 1997, the Company initiated a project to address Year 2000 issues. The initial stage of this project is to address its current computer systems and upgrade them to Year 2000 compliances.
The Company elected to embark on a system conversion utilizing current technology and operating platforms and moving to a distributed processing structure. This stage of the project is expected to be completed in the 4th Quarter of 1998 at an estimated cost of $200,000 in 1998. The Company has analyzed its products and found that there are no Year 2000 issues. The second stage of the project is to address Year 2000 issues with its support operations, and its relationship with customers and vendors. This stage is in an investigative and inquiry phase, and is scheduled to be completed in the 3rd Quarter of 1999 and no costs have been estimated at this time.

Liquidity and Capital Resources

Working Capital

Net working capital on June 28, 1998 was negative $(6.2) million compared to a negative $(7.2) million on December 28, 1997. This is a reflection of increased receivables and inventories.

Receivables at the end of the second quarter were $4.9 million, $452,000 or 10% higher than the prior year end balance of $4.5 million. Receivables were also $1.3 million higher compared to the second quarter of 1997. The increase was due to higher sales volume.

Although higher ($313,000) than year end 1997, net inventories decreased $100,000 in the second quarter of 1998, due primarily to liquidation of discontinued products. Inventories at the end of the second quarter of 1998 were $676,000 lower than the same period in 1997.

Accounts payable at the end of the second quarter were $655,000 less than year end 1997. The decrease reflects lower expenses and a reduction in payables resulting from profits over the first six months. Accounts payable were also $3.1 million less than the same quarter ending in June, 1997. This was primarily due to reclassification in July 1997 of $2.4 million of unsecured debt as long term resulting from the composition agreement with certain unsecured creditors. (see "Debt" below)

At June 28, 1998, the Company classified outstanding loans to its banks as short-term obligations. The amount of outstanding loans under the bank lines were $5.0 million on June 28, 1998 and 5.2 million on December 28, 1997. The Company also classified as a short-term obligation the outstanding principal on a $1.5 million capitalized lease obligation which was supported with a letter of credit issued under the terms of the Company's bank credit facility. This will be reclassified in August as primarily long-term debt due to the August, 1998 bank refinancing.



Debt

On August 6, 1998, the Company entered into an agreement with NationsCredit Commercial Corporation for a four year credit facility to replace its bank financing. In connection with this agreement, the Company granted NationsCredit security interests in its property, equipment, inventory and receivables. Interest on amounts outstanding under this facility is payable at 1-3/4% above the prime rate plus commitment fees. This compares to 3-1/2% over prime that the Company was paying under its prior bank financing. The amount available under the new credit facility varies in relationship to collateral values, up to a maximum amount of $8.5 million including credit accommodations of $2.2 million. The maximum available under the previous facility was $7.8 million.

An extraordinary gain of approximately $200,000 resulting from the payoff of the prior loans will be recognized in August, 1998.

On July 1, 1997, the Company reached a composition agreement with over 90% of its unsecured trade creditors with past due balances of approximately $3.4 million. Under the terms of this agreement, the Company made a cash distribution in the amount of 10% of the total restructured indebtedness, issued approximately $1.0 million in non-interest bearing promissory notes and issued other obligations entitling the trade creditors to a portion of the Company's defined free cash flow in years 2005 to 2009 of up to an aggregate of approximately $1.5 million. Since July, 1997, agreements have been reached with most of the remaining trade creditors bringing the total settled to 99.5%. The Company paid the first installment on the promissory notes in June, 1998.

In addition, the Company is continuing discussions with certain other unsecured creditors with past due balances to restructure approximately $1.8 million of associated indebtedness upon substantially the same terms as the settlement with the trade creditors. There is no assurance that any of these creditors will accept the proposal.

The Company's long-term debt position did not change significantly during the second quarter of 1998. Loans and other credit obligations will be reclassified in August due to the new credit agreement with NationsCredit.

The Company's financial statements, have been prepared on a going concern basis. The Company has a negative net worth and its ability to continue as a going concern is ultimately dependent upon its ability to increase sales to a level that will allow it to operate profitably and generate positive operating cash flows.




PART II.     OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

   (b) No Form 8-K report was filed by the Company during the most recently completed fiscal quarter.

   (10) Loan and Security Agreement, dated August 6,
1998, by and between the Company and NationsCredit
Commercial Corporation.

   (27) Financial Data Schedules









                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                            CHAMPION PARTS, INC.
                            (Registrant)

DATE:   August 28, 1998     By:       /s/ Jerry A. Bragiel
                            Jerry A. Bragiel
                            President, Chief Executive Officer
                            and Principal Financial Officer










        Loan and Security Agreement


    This Loan and Security Agreement (as it may be amended, this "Agreement") is entered into on August 6th, 1998 between NationsCredit Commercial Corporation, through its
NationsCredit Commercial Funding Division ("Lender"), having an address at 1177 Avenue of the Americas, 36th Floor, New York, New York 10036 and Champion Parts, Inc. ("Borrower"), whose chief executive office is located at 751 Roosevelt Road, Building 7, Suite 110, Glen Ellyn, Illinois 60137 ("Borrower's Address"). The Schedules to this Agreement are an integral part of this Agreement and are incorporated herein by reference. Terms used, but not defined elsewhere, in this Agreement are defined in Schedule B.

1.   LOANS AND CREDIT ACCOMMODATIONS.

    1.1 Amount. Subject to the terms and conditions contained in this Agreement, Lender will:

        (a) Revolving Loans and Credit Accommodations. From time to time during the Term at Borrower's request, make revolving loans to Borrower ("Revolving Loans"), and make letters of credit, bankers acceptances and other credit accommodations ("Credit
Accommodations") available to Borrower, in each case to the extent that there is sufficient Availability at the time of such request to cover, dollar for dollar, the requested Revolving Loan or Credit
Accommodation; provided, that after giving effect to such Revolving
Loan or Credit Accommodation, (x) the outstanding balance of all monetary Obligations (including the principal balance of any Term
Loan and, solely for the purpose of determining compliance with this provision, the Credit Accommodation Balance) will not exceed the Maximum Facility Amount set forth in Section 1(a) of Schedule A and
(y) none of the other Loan Limits set forth in Section 1 of Schedule A will be exceeded. For this purpose, "Availability" means:

            (i) the aggregate amount of Eligible Accounts (less maximum existing or asserted taxes, discounts, credits and allowances) multiplied by the Accounts Advance Rate set forth in Section 1(b)(i) of Schedule A but not to exceed the Accounts Sublimit set forth in
    Section 1(c) of Schedule A;

                              plus

            (ii)    the lower of cost or market value of
    Eligible Ordinary Inventory multiplied by the applicable Inventory Advance Rate(s) set forth in Section 1(b)(ii)(A) of Schedule A, but not to exceed the applicable Inventory Sublimit(s) set forth in Section 1(d) of Schedule A;

                              plus

            (iii)   the lower of cost or market value of
    Eligible Exempt Inventory multiplied by the applicable
    Advance Rate(s) set forth in Section 1(b)(ii)(B) of Schedule A, but not to exceed the applicable Inventory
    Sublimit(s) set forth in Section 1(d) of Schedule A;

                             minus

            (iv) all Reserves which Lender has established pursuant to Section 1.2 (including those to be established in connection with the requested Revolving Loan or Credit
    Accommodation);

                             minus

            (v)     the outstanding balance of all of the
    monetary Obligations (excluding the Credit
    Accommodation Balance and the principal balance of the Term Loan); and

                              plus

            (vi) the Overadvance Amount, if any, set forth in Section 1(g) of Schedule A.

        (b)    Term Loan.  On the date of this Agreement, make
(i) an advance to Borrower computed with respect to the value of Borrower's Eligible Equipment (the ("Equipment Advance") in the principal amount, if any, set forth in Section 2(a)(i) of Schedule A, and
(ii) an advance to Borrower computed with respect to the value of Borrower's Eligible Real Property (the "Real Property Advance") in the principal amount, if any, set forth in Section 2(a)(ii) of Schedule A. The Equipment Advance and the Real Property Advance are collectively referred to as the "Term Loan."

    1.2 Reserves. Lender may from time to time establish and revise such reserves as Lender deems appropriate in its reasonable sole discretion ("Reserves") to reflect (i) events, conditions, contingencies or risks which affect or may affect (A) the Collateral or its value, or the security interests and other rights of Lender in the Collateral or
(B) the assets, business or prospects of Borrower or any Obligor,
(ii) Lender's good faith concern that any Collateral report or financial information furnished by or on behalf of Borrower or any Obligor to Lender is or may have been incomplete, inaccurate or misleading in any material respect, (iii) any fact or circumstance which Lender determines in good faith constitutes, or could constitute, a Default or Event of Default or (iv) any other events or circumstances which Lender determines in good faith make the establishment or revision of a Reserve prudent. Without limiting the foregoing, Lender shall (x) in the case of each Credit Accommodation issued for the purchase of Inventory (a) which meets the criteria for Eligible Inventory set forth in clauses (i), (ii), (iii), (v) and (vi) of the definition of Eligible Inventory, (b) which is or will be in transit to one of the locations set forth in Section 9(d) of Schedule A, (c) which is fully insured in a manner satisfactory to Lender and (d) with respect to which Lender is in possession of all bills of lading and all other documentation which Lender has requested, all in form and substance satisfactory to Lender in its sole discretion, establish a Reserve equal to the cost of such Inventory (plus all duties, freight, taxes, insurance, costs and other charges and expenses relating to such Credit Accommodation or such Eligible Inventory) multiplied by a percentage equal to 100% minus the Inventory Advance Rate applicable to Eligible Inventory of the type being purchased and (y) in the case of any other Credit Accommodation issued for any purpose, establish a Reserve equal to the full amount of such Credit Accommodation plus all costs and other charges and expenses relating to such Credit Accommodation. In addition, (x) Lender shall establish a permanent Reserve in the amount set forth in Section 1(f) of Schedule A, and (y) if the outstanding principal balance of the Term Loan advance with respect to Eligible Equipment exceeds the percentage set forth in Section 2(a)(i) of Schedule A of the appraised value of such Eligible Equipment, Lender may establish an additional Reserve in the amount of such excess (and, for this purpose, if payments of principal on the Term Loan advances against Eligible Equipment and Real Property are not calculated separately, payments of principal of the Term Loan made by Borrower shall be deemed to apply to the Term Loan advance with respect to Eligible Equipment and Real Property, respectively, in proportion to the original principal amounts of such advances). Lender may, in its discretion, establish and revise Reserves by deducting them in determining Availability or by reclassifying Eligible Accounts or Eligible Inventory as ineligible. In no event shall the establishment of a Reserve in respect of a particular actual or contingent liability obligate Lender to make advances hereunder to pay such liability or otherwise obligate Lender with respect thereto.

    1.3   Other Provisions Applicable to Credit Accommodations.
Lender shall, subject to the terms and conditions of this Agreement and on terms and conditions acceptable to Lender, make Credit Accommodations available to Borrower either by issuing them, or by causing other financial institutions to issue them supported by Lender's guaranty or indemnification; provided, that after giving effect to each Credit Accommodation, the Credit Accommodation Balance will not exceed the Credit Accommodation Limit set forth in Section 1(e) of Schedule A. Any amounts paid by Lender in respect of a Credit Accommodation will be treated for all purposes as a Revolving Loan which shall be secured by the Collateral and bear interest, and be payable, in the same manner as a Revolving Loan. Borrower agrees to execute all documentation required by Lender or the issuer of any Credit Accommodation in connection with any such Credit
Accommodation.

    1.4 Repayment. Accrued interest on all monetary Obligations shall be payable on the first day of each month. Principal of the Term Loan shall be repaid as set forth in Section 2(b) of Schedule A. If at any time any of the Loan Limits are exceeded, Borrower will immediately pay to Lender such amounts (or provide cash collateral to Lender with respect to the Credit Accommodation Balance in the manner set forth in Section 7.3), as shall cause Borrower to be in full compliance with all of the Loan Limits. Notwithstanding the foregoing, Lender may, in its sole discretion, make or permit
Revolving Loans, the Term Loan, any Credit Accommodations or any other monetary Obligations to be in excess of any of the Loan Limits; provided, that Borrower shall, upon Lender's demand, pay to Lender such amounts as shall cause Borrower to be in full compliance with all of the Loan Limits. All unpaid monetary Obligations shall be payable in full on the Maturity Date (as defined in Section 7.1) or, if earlier, the date of any early termination pursuant to Section 7.2.

    1.5 Minimum Borrowing. Subject to the terms and conditions of this Agreement, Borrower agrees to (i) borrow sufficient amounts to cause the outstanding principal balance of the Loans to equal or exceed, at all times prior to the Maturity Date, the Minimum Loan Amount set forth in Section 4 of Schedule A and (ii) maintain Availability sufficient to enable Borrower to do so; provided, that it shall not constitute a Default or Event of Default hereunder if Borrower fails to maintain the Minimum Loan Amount. However,
Lender shall not be obligated to loan to Borrower the Minimum Loan Amount other than in accordance with all of the terms and conditions of this Agreement.

2.   INTEREST AND FEES.

    2.1 Interest. All Loans and other monetary Obligations shall bear interest at the Interest Rate(s) set forth in Section 3 of Schedule A, except where expressly set forth to the contrary in this Agreement or another Loan Document; provided, that after the occurrence of an Event of Default, all Loans and other monetary Obligations shall, at Lender's option, bear interest at a rate per annum equal to two percent (2%) in excess of the rate otherwise applicable thereto (the "Default Rate") until paid in full (notwithstanding the entry of any judgment against Borrower or the exercise of any other right or remedy by Lender), and all such interest shall be payable on demand. Changes in the Interest Rate shall be effective as of the date of any change in the Prime Rate. Notwithstanding anything to the contrary contained in this Agreement, the aggregate of all amounts deemed to be interest hereunder and charged or collected by Lender is not intended to exceed the highest rate permissible under any applicable law, but if it should, such interest shall automatically be reduced to the extent necessary to comply with applicable law and Lender will refund to Borrower any such excess interest received by Lender.

    2.2 Fees and Warrants. Borrower shall pay Lender the following fees, and issue Lender the following warrants, which are in addition to all interest and other sums payable by Borrower to Lender under this Agreement, and are not refundable:

        (a)    Closing Fee.  A closing fee in the amount set forth in
Section 6(a) of Schedule A, which shall be deemed to be fully earned as of, and payable on, the date hereof.

        (b) Facility Fees. A facility fee for the Term in the amount set forth in Section 6(b) of Schedule A (which shall be fully earned as of the date of this Agreement and shall be payable in equal installments due, respectively, on each anniversary of the date of this Agreement during the Term.

        (c) Servicing Fee. A monthly servicing fee in the amount set forth in Section 6(c) of Schedule A, in consideration of Lender's administration and other services for each month (or part thereof), which shall be fully earned as of, and payable in advance on, the date of this Agreement and on the first day of each month thereafter so long as any of the Obligations are outstanding.

        (d) Unused Line Fee. An unused line fee at a rate equal to the percentage per annum set forth in Section 6(d) of Schedule A of the amount by which the Maximum Facility Amount exceeds the average daily outstanding principal balance of the Loans and the Credit Accommodation Balance during the immediately preceding month (or part thereof), which fee shall be payable, in arrears, on the first day of each month so long as any of the Obligations are outstanding and on the Maturity Date.

        (e) Minimum Borrowing Fee. A minimum borrowing fee equal to the excess, if any, of (i) interest which would have been payable in respect of each period set forth in Section 6(e)(i) of Schedule A if, at all times during such period, the principal balance of the Loans and the Credit Accommodations was equal to the Minimum
Loan Amount over (ii) the actual interest payable in respect of such period, which fee shall be fully earned as of the last day of such period and payable on the date set forth in Section 6(e)(ii) of Schedule A and on the Maturity Date, commencing with the immediately following period.

        (f)    Success Fee.  A success fee in the amount set forth in
Section 6(f) of Schedule A, which shall be fully earned as of the date of this Agreement and payable as set forth in Section 6(f) of Schedule A.

        (g) Warrants. Warrants to acquire the capital stock of Borrower, as summarized in Section 6(g) of Schedule A and as more fully set forth in a separate warrant agreement, if any, executed by Borrower contemporaneously with this Agreement.

        (h)    Credit Accommodation Fees.  The fees relating to
Credit Accommodations set forth in Section 6(i) of Schedule A, payable, in arrears, on the first day of each month so long as any of the Obligations are outstanding and on the Maturity Date, plus all costs and fees charged by the issuer, payable as and when such costs and fees are charged.

    2.3 Computation of Interest and Fees. All interest and fees shall be calculated daily on the closing balances in the Loan Account based on the actual number of days elapsed in a year of 360 days. For purposes of calculating interest and fees, if the outstanding daily principal balance of the Revolving Loans is a credit balance, such balance shall be deemed to be zero.

    2.4 Loan Account; Monthly Accountings. Lender shall maintain a loan account for Borrower reflecting all advances, charges, expenses and payments made pursuant to this Agreement (the "Loan Account"), and shall provide Borrower with a monthly accounting reflecting the activity in the Loan Account. Each accounting shall be deemed correct, accurate and binding on Borrower and an account stated (except for reverses and reapplications of payments made and corrections of errors discovered by Lender), unless Borrower notifies Lender in writing to the contrary within sixty days after such account is rendered, describing the nature of any alleged errors or omissions. However, Lender's failure to maintain the Loan Account or to provide any such accounting shall not affect the legality or binding nature of any of the Obligations. Interest, fees and other monetary Obligations due and owing under this Agreement (including fees and other amounts paid by Lender to issuers of Credit Accommodations) may, in Lender's discretion, be charged to the Loan Account, and will thereafter be deemed to be Revolving Loans and will bear interest at the same rate as other Revolving Loans.

3.   SECURITY INTEREST.

    3.1 To secure the full payment and performance of all of the Obligations, Borrower hereby grants to Lender a continuing security interest in all of Borrower's property and interests in property, whether tangible or intangible, now owned or in existence or hereafter acquired or arising, wherever located, including Borrower's interest in all of the following, whether or not eligible for lending purposes: (i) all Accounts, Chattel Paper, Instruments, Documents, Goods (including Inventory, Equipment, farm products and consumer goods), Investment Property, General Intangibles, Deposit Accounts and money, (ii) all proceeds and products of all of the foregoing
(including proceeds of any insurance policies, proceeds of proceeds and claims against third parties for loss or any destruction of any of the foregoing) and (iii) all books and records relating to any of the foregoing.

4.   ADMINISTRATION.

    4.1 Lock Boxes and Blocked Accounts. Borrower will, at its expense, establish (and revise from time to time as Lender may require) collection procedures acceptable to Lender, in Lender's sole discretion, for the collection of checks, wire transfers and other proceeds of Accounts ("Account Proceeds"), which may include
(i) directing all Account Debtors to send all such proceeds directly to a post office box designated by Lender either in the name of Borrower (but as to which Lender has exclusive access) or, at Lender's option, in the name of Lender (a "Lock Box") or (ii) depositing all Account Proceeds received by Borrower into one or more bank accounts maintained in Lender's name (each, a "Blocked Account"), under an arrangement acceptable to Lender with a depository bank acceptable to Lender, pursuant to which all funds deposited into each Blocked Account are to be transferred to Lender in such manner, and with such frequency, as Lender shall specify or (iii) a combination of the foregoing. Borrower agrees to execute, and to cause its depository banks to execute, such Lock Box and Blocked Account agreements and other documentation as Lender shall require from time to time in connection with the foregoing.

    4.2 Remittance of Proceeds. Except as provided in Section 4.1 and except for proceeds of the property listed in Section 14 of Schedule A, all proceeds arising from the sale or other disposition of any Collateral shall be delivered, in kind, by Borrower to Lender in the original form in which received by Borrower not later than the following Business Day after receipt by Borrower. Until so delivered to Lender, Borrower shall hold such proceeds separate and apart from Borrower's other funds and property in an express trust for Lender. Nothing in this Section 4.2 shall limit the restrictions on disposition of Collateral set forth elsewhere in this Agreement.

    4.3 Application of Payments. Lender may, in its sole discretion, apply, reverse and re-apply all cash and non-cash proceeds of Collateral or other payments received with respect to the Obligations, in such order and manner as Lender shall determine, whether or not the Obligations are due, and whether before or after the occurrence of a Default or an Event of Default. For purposes of determining Availability, such amounts will be credited to the Loan Account and the Collateral balances to which they relate upon Lender's receipt of advice from Lender's Bank (set forth in Section 11 of Schedule A) that such items have been credited to Lender's account at Lender's Bank (or upon Lender's deposit thereof at Lender's Bank in the case of payments received by Lender in kind), in each case subject to final payment and collection. However, for purposes of computing interest on the Obligations, such items shall be deemed applied by Lender two Business Days after Lender's receipt of advice of deposit thereof at Lender's Bank.

    4.4 Notification; Verification. Lender or its designee may, from time to time, whether or not a Default or Event of Default has occurred: (i) verify directly with the Account Debtors the validity, amount and other matters relating to the Accounts and Chattel Paper, by means of mail, telephone or otherwise, either in the name of Borrower or Lender or such other name as Lender may choose; and
(ii) notify Account Debtors that Lender has a security interest in the Accounts and that payment thereof is to be made directly to Lender. Lender or its designee may, after the occurrence of a Default or Event of Default, demand, collect or enforce payment of any Accounts and Chattel Paper (but without any duty to do so).

    4.5 Power of Attorney. Borrower hereby grants to Lender an irrevocable power of attorney, coupled with an interest, authorizing and permitting Lender (acting through any of its officers, employees, attorneys or agents), at any time (whether or not a Default or Event of Default has occurred and is continuing, except as expressly provided below), at Lender's option, but without obligation, with or without notice to Borrower, and at Borrower's expense, to do any or all of the following, in Borrower's name or otherwise: (i) execute on behalf of Borrower any documents that Lender may, in its sole discretion, deem advisable in order to perfect and maintain Lender's security interests in the Collateral, to exercise a right of Borrower or Lender, or to fully consummate all the transactions contemplated by this Agreement and the other Loan Documents (including such financing statements and continuation financing statements, and amendments thereto, as Lender shall deem necessary or appropriate) and to file as a financing statement any copy of this Agreement or any financing statement signed by Borrower; (ii) after the occurrence of an Event of Default, execute on behalf of Borrower any document exercising, transferring or assigning any option to purchase, sell or otherwise dispose of or lease (as lessor or lessee) any real or personal property which is part of the Collateral or in which Lender has an interest; (iii) after the occurrence of an Event of Default, execute on behalf of Borrower any invoices relating to any Accounts, any draft against any Account
Debtor, any proof of claim in bankruptcy, any notice of Lien or claim, and any assignment or satisfaction of mechanic's, materialman's or other Lien; (iv) after the occurrence of an Event of Default, execute on behalf of Borrower any notice to any Account Debtor; (v) receive and otherwise take control in any manner of any cash or non-cash items of payment or proceeds of Collateral; (vi) endorse Borrower's name on all checks and other forms of remittances received by Lender;
(vii) pay, contest or settle any Lien, charge, encumbrance, security interest and adverse claim in or to any of the Collateral, or any judgment based thereon, or otherwise take any action to terminate or discharge the same (unless such Lien, charge encumbrance, security interest or adverse claim is being contested by Borrower in good faith and appropriate reserves have been established by Borrower therefor);
(viii) after the occurrence of a Default or Event of Default, grant extensions of time to pay, compromise claims relating to, and settle Accounts, Chattel Paper and General Intangibles for less than face value and execute all releases and other documents in connection therewith; (ix) pay any sums required on account of Borrower's taxes or to secure the release of any Liens therefor, unless such Liens are being diligently contested by Borrower in good faith and appropriate reserves have been established by Borrower therefor; (x) pay any amounts necessary to obtain, or maintain in effect, any of the insurance described in Section 5.12; (xi) settle and adjust, and give releases of, any insurance claim that relates to any of the Collateral and obtain payment therefor; (xii) instruct any third party having custody or control of any Collateral or books or records belonging to, or relating to, Borrower to give Lender the same rights of access and other rights with respect thereto as Lender has under this Agreement;
and (xiii) after the occurrence of a Default or Event of Default, change the address for delivery of Borrower's mail and receive and open all mail addressed to Borrower. Any and all sums paid, and any and all costs, expenses, liabilities, obligations and reasonable attorneys' fees incurred, by Lender with respect to the foregoing shall be added to and become part of the Obligations, shall be payable on demand, and shall bear interest at a rate equal to the highest interest rate applicable to any of the Obligations. Borrower agrees that Lender's rights under the foregoing power of attorney or any of Lender's other rights under this Agreement or the other Loan Documents shall not be construed to indicate that Lender is in control of the business, management or properties of Borrower.

    4.6 Disputes. Borrower shall promptly notify Lender of all disputes or claims relating to Accounts and Chattel Paper. Borrower will not, without Lender's prior written consent, compromise or settle any Account or Chattel Paper for less than the full amount thereof, grant any extension of time of payment of any Account or Chattel Paper, release (in whole or in part) any Account Debtor or other person liable for the payment of any Account or Chattel Paper or grant any credits, discounts, allowances, deductions, return authorizations or the like with respect to any Account or Chattel Paper; except that prior to the occurrence of an Event of Default, Borrower may take any of such actions in the ordinary course of its business, provided that Borrower promptly reports the same to Lender with each collateral reporting package, but in any event no less than weekly.

    4.7 Invoices. At Lender's request, Borrower will cause all invoices and statements which it sends to Account Debtors or other third parties to be marked, in a manner satisfactory to Lender, to reflect Lender's security interest therein.

    4.8   Inventory.

        (a) Returns. Provided that no Event of Default has occurred and is continuing, and except for returns pursuant to the Core Return Program and Stock Adjustment Program, if any Account
Debtor returns any Inventory to Borrower in the ordinary course of its business, Borrower will promptly determine the reason for such return and promptly issue a credit memorandum to the Account Debtor in the appropriate amount (sending a copy to Lender), and will immediately notify Lender of the return of such Inventory, specifying the reason for such return, the location and condition of the returned Inventory.
After the occurrence of an Event of Default, Borrower will not accept any return without Lender's prior written consent and Borrower will
(i) hold the returned Inventory in trust for Lender; (ii) segregate all returned Inventory from all of Borrower's other property;
(iii) conspicuously label the returned Inventory as Lender's property; and (iv) immediately notify Lender of the return of such Inventory, specifying the reason for such return, the location and condition of the returned Inventory and, at Lender's request, deliver such returned Inventory to Lender at an address specified by Lender.

        (b) Other Covenants. Borrower will not, without Lender's prior written consent, sell any Inventory with an aggregate value in excess of $50,000 (excluding Inventory which is part of the Stock Adjustment Program) on a sale-or-return, guaranteed sale, consignment, or other contingent basis. Borrower will not store any Inventory with any warehouseman or other third party other than as set forth in Section 9(d) of Schedule A, unless (i) Borrower provides 10 Business Days' prior written notice to Lender of Borrower's intention to do so, (ii) such warehouseman or other third party has executed a warehouseman's or similar agreement in favor of Lender in form and substance satisfactory to Lender, and (iii) Borrower has taken any other actions required by Lender to perfect Lender's first priority Lien on such Inventory. All of the Inventory has been produced only in accordance with the Fair Labor Standards Act of 1938 and all rules, regulations and orders promulgated thereunder.

    4.9 Access to Collateral, Books and Records. At reasonable times, and on one Business Day's notice, prior to the occurrence of a Default or an Event of Default, and at any time and with or without notice after the occurrence of a Default or an Event of Default, Lender or its agents shall have the right to inspect the Collateral, and the right to examine and copy Borrower's books and records. Lender shall take reasonable steps to keep confidential all information obtained in any such inspection or examination, but Lender shall have the right to disclose any such information to its auditors, regulatory agencies, attorneys and participants, and pursuant to any subpoena or other legal process. Borrower agrees to give Lender access to any or all of Borrower's premises to enable Lender to conduct such inspections and examinations. Such inspections and examinations shall be at Borrower's expense and the charge therefor shall be $650 per person per day (or such higher amount as shall represent Lender's then current standard charge), plus reasonable out-of-pocket expenses;
provided, that so long as no Default or Event of Default has occurred, Borrower shall only be required to pay for four such inspections or examinations during the year ending on the first anniversary of the date hereof and during each successive year thereafter. Lender may, at Borrower's expense, use Borrower's personnel, computer and other equipment, programs, printed output and computer readable media, supplies and premises for the collection, sale or other disposition of Collateral to the extent Lender, in its sole discretion, deems appropriate. Borrower hereby irrevocably authorizes all accountants and third parties to disclose and deliver to Lender, at Borrower's expense, all financial information, books and records, work papers, management reports and other information in their possession regarding Borrower. Borrower will not enter into any agreement with any accounting firm, service bureau or third party to store Borrower's books or records at any location other than Borrower's Address without first obtaining Lender's written consent (which consent may be conditioned upon such accounting firm, service bureau or other third party agreeing to give Lender the same rights with respect to access to books and records and related rights as Lender has under this Agreement).

5.   REPRESENTATIONS, WARRANTIES AND COVENANTS.

    To induce Lender to enter into this Agreement, Borrower represents, warrants and covenants as follows (it being understood that (i) each such representation and warranty will be deemed remade as of the date on which each Loan is made and each Credit Accommodation is provided and shall not be affected by any knowledge of, or any investigation by, Lender, and (ii) the accuracy of each such representation, warranty and covenant will be a condition to each Loan and Credit Accommodation):

    5.1 Existence and Authority. Borrower is duly organized, validly existing and in good standing under the laws of the jurisdiction of its incorporation or formation. Borrower is qualified and licensed to do business in all jurisdictions in which any failure to do so would have a material adverse effect on Borrower. The execution, delivery and performance by Borrower of this Agreement and all of the other Loan Documents have been duly and validly authorized, do not violate Borrower's articles or certificate of incorporation, by-laws or other organizational documents, or any law or any agreement or instrument or any court order which is binding upon Borrower or its property, do not constitute grounds for acceleration of any indebtedness or obligation under any agreement or instrument which is binding upon Borrower or its property, and do not require the consent of any Person. This Agreement and such other Loan Documents have been duly executed and delivered by, and are enforceable against, Borrower, and all other Obligors who have signed them, in accordance with their respective terms. Sections 9(g) and 9(h) of Schedule A set forth the ownership of Borrower and the names and ownership of Borrower's Subsidiaries as of the date of this Agreement.

    5.2 Name; Trade Names and Styles. The name of Borrower set forth in the heading to this Agreement is its correct and complete legal name as of the date hereof. Listed in Sections 9(a), 9(b) and 9(c) of Schedule A are all prior names of Borrower and all of Borrower's present and prior trade names. Borrower shall give Lender at least thirty days' prior written notice before changing its name or doing business under any other name. Borrower has complied with all laws relating to the conduct of business under a fictitious business name. Borrower represents and warrants that (i) each trade name does not refer to another corporation or other legal entity; (ii) all Accounts invoiced under any such trade names are owned exclusively by Borrower and are subject to the security interest of Lender and the other terms of this Agreement and (iii) all schedules of Accounts, including any sales made or services rendered using any trade name shall show Borrower's name as assignor.

    5.3 Title to Collateral; Permitted Liens. Borrower has good and marketable title to the Collateral. The Collateral now is and will remain free and clear of any and all liens, charges, security interests, encumbrances and adverse claims, except for Permitted Liens. Lender now has, and will continue to have, a first-priority perfected and enforceable security interest in all of the Collateral, subject only to the Permitted Liens, and Borrower will at all times defend Lender and the Collateral against all claims of others. None of the Collateral which is Equipment is or will be affixed to any real property in such a manner, or with such intent, as to become a fixture. Except for leases or subleases as to which Borrower has delivered to Lender a landlord's waiver in form and substance satisfactory to Lender, Borrower is not a lessee or sublessee under any real property lease or sublease pursuant to which the lessor or sublessor may obtain any rights in any of the Collateral, and no such lease or sublease now prohibits, restrains, impairs or conditions, or will prohibit, restrain, impair or condition, Borrower's right to remove any Collateral from the premises.
Whenever any Collateral is located upon premises in which any third party has an interest (whether as owner, mortgagee, beneficiary under a deed of trust, lien or otherwise), Borrower shall, whenever requested by Lender, cause each such third party to execute and deliver to Lender, in form and substance acceptable to Lender, such waivers and subordinations as Lender shall specify, so as to ensure that Lender's rights in the Collateral are, and will continue to be, superior to the rights of any such third party. Borrower will keep in full force and effect, and will comply with all the terms of, any lease of real property where any of the Collateral now or in the future may be located. Notwithstanding the foregoing, Collateral may be located at 595 Wentworth Street E., Oshawa, Ontario Canada L1H 3V8 and
2696 South Maple Avenue, Fresno, California 93725 without
Borrower having to obtain landlord's or warehouseman's agreements from the owners of such facilities so long as (i) the value of the Collateral located at either of such facilities at any time does not exceed $150,000, and (ii) the aggregate value of the Collateral located at both such facilities at any time does not exceed $250,000.

    5.4 Accounts and Chattel Paper. As of each date reported by Borrower, all Accounts which Borrower has reported to Lender as being Eligible Accounts comply in all respects with the criteria for eligibility established by Lender and in effect at such time. All Accounts and Chattel Paper are genuine and in all respects what they purport to be, arise out of a completed, bona fide and unconditional and non-contingent sale and delivery of goods or rendition of services by Borrower in the ordinary course of its business and in accordance with the terms and conditions of all purchase orders, contracts or other documents relating thereto, each Account Debtor thereunder had the capacity to contract at the time any contract or other document giving rise to such Accounts and Chattel Paper were executed, and the transactions giving rise to such Accounts and Chattel Paper comply with all applicable laws and governmental rules and regulations.

    5.5 Investment Property. Borrower will take any and all actions required or requested by Lender, from time to time, to (i) cause Lender to obtain exclusive control of any Investment Property in a manner acceptable to Lender and (ii) obtain from any issuers of Investment Property and such other Persons as Lender shall specify, for the benefit of Lender, written confirmation of Lender's exclusive control over such Investment Property and take such other actions as Lender may request to perfect Lender's security interest in such Investment Property. For purposes of this Section 5.5, Lender shall have exclusive control of Investment Property if (A) such Investment
Property consists of certificated securities and Borrower delivers such certificated securities to Lender (with appropriate endorsements if such certificated securities are in registered form); (B) such Investment Property consists of uncertificated securities and either (x) Borrower delivers such uncertificated securities to Lender or (y) the issuer thereof agrees, pursuant to documentation in form and substance satisfactory to Lender, that it will comply with instructions originated by Lender without further consent by Borrower, and (C) such Investment Property consists of security entitlements and either (x) Lender becomes the entitlement holder thereof or (y) the appropriate securities intermediary agrees, pursuant to documentation in form and substance satisfactory to Lender, that it will comply with entitlement orders originated by Lender without further consent by Borrower.

    5.6 Place of Business; Location of Collateral. Borrower's Address is Borrower's chief executive office and the location of its books and records. In addition, except as provided in the immediately following sentence, Borrower has places of business and Collateral located only at the locations set forth on Sections 9(d) and 9(e) of Schedule A. Borrower will give Lender at least thirty days' prior written notice before opening any additional place of business, changing its chief executive office or the location of its books and records, or moving any of the Collateral to a location other than Borrower's Address or one of the locations set forth in Sections 9(d) of Schedule A, and will execute and deliver all financing statements and other agreements, instruments and documents which Lender shall require as a result thereof.

    5.7 Financial Condition, Statements and Reports. All financial statements delivered to Lender by or on behalf of Borrower have been prepared in conformity with GAAP and completely and fairly reflect the financial condition of Borrower, at the times and for the periods therein stated. Between the last date covered by any such financial statement provided to Lender and the date hereof (or, with respect to the remaking of this representation in connection with the making of any Loan or the providing of any Credit Accommodation, the date such Loan is made or such Credit Accommodation is provided), there has been no material adverse change in the financial condition or business of Borrower. All schedules, reports and other information and documentation delivered by Borrower to Lender with respect to the Collateral are, or will be, when delivered, true, correct and complete as of the date delivered or the date specified therein.

    5.8   Tax Returns and Payments; Pension Contributions.
Borrower has timely filed all tax returns and reports required by applicable law, has timely paid all applicable taxes, assessments, deposits and contributions owing by Borrower and will timely pay all such items in the future as they became due and payable. Borrower may, however, defer payment of any contested taxes; provided, that Borrower (i) in good faith contests Borrower's obligation to pay such taxes by appropriate proceedings promptly and diligently instituted and conducted; (ii) notifies Lender in writing of the commencement of, and any material development in, the proceedings; (iii) posts bonds or takes any other steps required to keep the contested taxes from becoming a Lien upon any of the Collateral and (iv) maintains adequate reserves therefor in conformity with GAAP. Borrower is unaware of any claims or adjustments proposed for any of Borrower's prior tax years which could result in additional taxes becoming due and payable by Borrower. Borrower has paid, and shall continue to pay, all amounts necessary to fund all present and future pension, profit sharing and deferred compensation plans in accordance with their terms, and Borrower has not withdrawn from participation in, permitted partial or complete termination of, or permitted the occurrence of any other event with respect to, any such plan which could result in any liability of Borrower, including any liability to the Pension Benefit Guaranty Corporation or any other governmental agency.

    5.9 Compliance with Laws. Borrower has complied in all material respects with all provisions of all applicable laws and regulations, including those relating to Borrower's ownership of real or personal property, the conduct and licensing of Borrower's business, the payment and withholding of taxes, ERISA and other employee matters, safety and environmental matters.

    5.10 Litigation. Section 9(f) of Schedule A discloses all claims, proceedings, litigation or investigations pending or (to the best of Borrower's knowledge) threatened against Borrower. There is no claim, suit, litigation, proceeding or investigation pending or (to the best of Borrower's knowledge) threatened by or against or affecting Borrower in any court or before any governmental agency (or any basis therefor known to Borrower) which may result, either separately or in the aggregate, in any material adverse change in the financial condition or business of Borrower, or in any material impairment in the ability of Borrower to carry on its business in substantially the same manner as it is now being conducted. Borrower will promptly inform Lender in writing of any claim, proceeding, litigation or investigation in the future threatened or instituted by or against Borrower.

    5.11 Use of Proceeds. All proceeds of all Loans will be used solely for lawful business purposes.

    5.12 Insurance. Borrower will at all times carry property, liability and other insurance, with insurers acceptable to Lender, in such form and amounts, and with such deductibles and other provisions, as Lender shall require, and Borrower will provide evidence of such insurance to Lender, so that Lender is satisfied that such insurance is, at all times, in full force and effect. Each property insurance policy shall name Lender as loss payee and shall contain a lender's loss payable endorsement in form acceptable to Lender, each liability insurance policy shall name Lender as an additional insured, and each business interruption insurance policy shall be collaterally assigned to Lender, all in form and substance satisfactory to Lender.
All policies of insurance shall provide that they may not be cancelled or changed without at least thirty days' prior written notice to Lender, shall contain breach of warranty coverage, and shall otherwise be in form and substance satisfactory to Lender. Upon receipt of the proceeds of any such insurance, Lender shall apply such proceeds in reduction of the Obligations as Lender shall determine in its sole discretion. Borrower will promptly deliver to Lender copies of all reports made to insurance companies.

    5.13 Financial and Collateral Reports. Borrower has kept and will keep adequate records and books of account with respect to its business activities and the Collateral in which proper entries are made in accordance with GAAP reflecting all its financial transactions, and will cause to be prepared and furnished to Lender the following (all to be prepared in accordance with GAAP, unless Borrower's certified public accountants concur in any change therein and such change is disclosed to Lender):

        (a) Collateral Reports. On or before the fifteenth day of each month, an aging of Borrower's Accounts, Chattel Paper and notes receivable, and weekly Inventory reports, all in such form, and together with such additional certificates, schedules and other information with respect to the Collateral or the business of Borrower or any Obligor, as Lender shall request; provided, that Borrower's failure to execute and deliver the same shall not affect or limit Lender's security interests and other rights in any of the Accounts, nor shall Lender's failure to advance or lend against a specific Account affect or limit Lender's security interest and other rights therein. Together with each such schedule, Borrower shall furnish Lender with copies (or, at Lender's request, originals) of all contracts, orders, invoices, and other similar documents, and all original shipping instructions, delivery receipts, bills of lading, and other evidence of delivery, for any goods the sale or disposition of which gave rise to such Accounts, and Borrower warrants the genuineness of all of the foregoing. In addition, Borrower shall deliver to Lender the originals of all Instruments, Chattel Paper, security agreements, guaranties and other documents and property evidencing or securing any Accounts, immediately upon receipt thereof and in the same form as received, with all necessary endorsements. Lender may destroy or otherwise dispose of all documents, schedules and other papers delivered to Lender pursuant to this Agreement (other than originals of Instruments, Chattel Paper, security agreements, guaranties and other documents and property evidencing or securing any Accounts) six months after Lender receives them, unless Borrower requests their return in writing in advance and arranges for their return to Borrower at Borrower's expense.

        (b) Annual Statements. Not later than ninety days after the close of each fiscal year of Borrower, unqualified (except for a qualification for a change in accounting principles with which the accountant concurs) audited financial statements of Borrower and its Subsidiaries as of the end of such year, on a consolidated and consolidating basis, certified by a firm of independent certified public accountants of recognized standing selected by Borrower but acceptable to Lender, together with a copy of any management letter issued in connection therewith and a letter from such accountants acknowledging that Lender is relying on such financial statements;

        (c) Interim Statements. Not later than fifteen Business Days after the end of each month hereafter, including the last month of Borrower's fiscal year, unaudited interim financial statements of Borrower and its Subsidiaries as of the end of such month and of the portion of Borrower's fiscal year then elapsed, on a consolidated and consolidating basis, certified by the principal financial officer of Borrower as prepared in accordance with GAAP and fairly presenting the consolidated financial position and results of operations of Borrower and its Subsidiaries for such month and period subject only to changes from audit and year-end adjustments and except that such statements need not contain notes;

        (d)    Projections, Etc.  Such business projections,
Availability projections, business plans, budgets and cash flow statements for Borrower and its Subsidiaries as Lender shall reasonably request from time to time;

        (e) Shareholder Reports, Etc. Promptly after the sending or filing thereof, as the case may be, copies of any proxy statements, financial statements or reports which Borrower has made available to its shareholders and copies of any regular, periodic and special reports or registration statements which Borrower files with the Securities and Exchange Commission or any governmental authority which may be substituted therefor, or any national securities exchange;

        (f) ERISA Reports. Upon request by Lender, copies of any annual report to be filed pursuant to the requirements of ERISA in connection with each plan subject thereto; and

        (g) Other Information. Such other data and information (financial and otherwise) as Lender, from time to time, may reasonably request, bearing upon or related to the Collateral or Borrower's and each of its Subsidiary's financial condition or results of operations.

    5.14 Litigation Cooperation. Should any third-party suit or proceeding be instituted by or against Lender with respect to any Collateral or in any manner relating to Borrower, Borrower shall, without expense to Lender, make available Borrower and its officers, employees and agents, and Borrower's books and records, without charge, to the extent that Lender may deem them reasonably necessary in order to prosecute or defend any such suit or proceeding.

    5.15 Maintenance of Collateral, Etc. Borrower will maintain all of its Equipment in good working condition, ordinary wear and tear excepted, and Borrower will not use the Collateral for any unlawful purpose. Borrower will immediately advise Lender in writing of any material loss or damage to the Collateral and of any investigation, action, suit, proceeding or claim relating to the Collateral or which may result in an adverse impact upon Borrower's business, assets or financial condition.

    5.16 Notification of Changes. Borrower will promptly notify Lender in writing of any change in its officers or directors, the opening of any new bank account or other deposit account, or any material adverse change in the business or financial affairs of Borrower or the existence of any circumstance which would make any representation or warranty of Borrower untrue in any material respect or constitute a material breach of any covenant of Borrower.

    5.17 Further Assurances. Borrower agrees, at its expense, to take all actions, and execute or cause to be executed and delivered to Lender all promissory notes, security agreements, agreements with landlords, mortgagees and processors and other bailees, subordination and intercreditor agreements and other agreements, instruments and documents as Lender may request from time to time, to perfect and maintain Lender's security interests in the Collateral and to fully effectuate the transactions contemplated by this Agreement.

    5.18 Negative Covenants. Except as set forth in Section 13 of Schedule A, Borrower will not, without Lender's prior written consent (provided, that Lender shall be deemed to have given consent if Lender does not respond to a written request by Borrower within thirty (30) days of Lender's receipt thereof), (i) merge or consolidate with another Person, form any new Subsidiary or acquire any interest in any Person; (ii) acquire any assets except in the ordinary course of business and as otherwise permitted by this Agreement and the other
Loan Documents; (iii) enter into any transaction outside the ordinary course of business; (iv) sell or transfer any Collateral or other assets, except that Borrower may sell finished goods Inventory in the ordinary course of its business; (v) make any loans to, or investments in, any Affiliate or other Person in the form of money or other assets;
(vi) incur any debt outside the ordinary course of business;
(vii) guaranty or otherwise become liable with respect to the obligations of another party or entity; (viii) pay or declare any dividends or other distributions on Borrower's stock, if Borrower is a corporation (except for dividends payable solely in capital stock of Borrower) or with respect to any equity interests, if Borrower is not a corporation; (ix) redeem, retire, purchase or otherwise acquire, directly or indirectly, any of Borrower's capital stock or other equity interests;
(x) make any change in Borrower's capital structure; (xi) dissolve or elect to dissolve; (xii) pay any principal or interest on any indebtedness owing to an Affiliate, (xiii) enter into any transaction with an Affiliate other than on arms-length terms; (xiv) provide notice to the Landlord pursuant to Section 13.1 of the Lease Agreement between City of Hope, Arkansas and Borrower dated December 1,
1991 of intent not to exercise the renewal option set forth in such subsection; (xv) make any amendment to the Creditor's Documents (as defined in the Subordination Agreement dated the date hereof by and between Lender and NBD Bank); or (xvi) agree to do any of the foregoing.

    5.19  Financial Covenants.  Intentionally Omitted.

    5.20 Year 2000 Compliance. Borrower has (i) initiated a review and assessment of all areas within its and each of its Affiliates' business and operations (including those affected by suppliers and vendors) that could be adversely affected by the "Year 2000 Problem" (that is, the risk that computer applications used by Borrower or any of its Affiliates (or its suppliers and vendors) may be unable to recognize and perform properly date-sensitive functions involving certain dates prior to any date after December 31, 1999), (ii) developed a plan and timeline for addressing the Year 2000 Problem on a timely basis, and (iii) to date, implemented that plan in accordance with that timetable. Borrower reasonably believes that all computer applications (including those of its suppliers and vendors) that are material to its or any of its Affiliates' business and operations will on a timely basis be able to perform properly date-sensitive functions for all dates before and after January 1, 2000 (that is, be "Year 2000 compliant"), except to the extent that a failure to do so could not reasonably be expected to have a Material Adverse Effect (as defined below). Borrower will promptly notify Lender in the event Borrower discovers or determines that any computer application (including those of its suppliers and vendors) that is material to its or any of its Affiliates' business and operations will not be Year 2000 compliant on a timely basis, except to the extent that such failure could not reasonably be expected to have a Material Adverse Effect. For purposes of this Agreement, "Material Adverse Effect" shall mean a material adverse effect on Borrower's business or operations or value of the Collateral.

6.   RELEASE AND INDEMNITY.

    6.1 Release. In connection with Credit Accommodations or any underlying transaction, Lender shall not be responsible for the conformity of any goods to the documents presented, the validity or genuineness of any documents, delay, default or fraud by Borrower, shippers and/or any other Person. Borrower agrees that any action taken by Lender, if taken in good faith, or any action taken by an issuer of any Credit Accommodation, under or in connection with any Credit Accommodation, shall be binding on Borrower and shall not create any resulting liability to Lender. In furtherance thereof, Lender shall have the full right and authority to clear and resolve any questions of non-compliance of documents, to give any instructions as to acceptance or rejection of any documents or goods, to execute for Borrower's account any and all applications for steamship or airway guaranties, indemnities or delivery orders, to grant any extensions of the maturity of, time of payment for, or time of presentation of, any drafts, acceptances or documents, and to agree to any amendments, renewals, extensions, modifications, changes or cancellations of any of the terms or conditions of any of the Credit Accommodations or applications and other documentation pertaining thereto.

    6.2 Indemnity. Borrower hereby agrees to indemnify the Lender and its Affiliates and their respective directors, officers, employees, attorneys and agents and any other Person affiliated with or representing Lender (the "Released Parties") and hold them harmless from and against any and all claims, debts, liabilities, demands, obligations, actions, causes of action, penalties, costs and expenses (including attorneys' fees), of every nature, character and description, which the Released Parties may sustain or incur based upon or arising out of any of the transactions contemplated by this Agreement or the other Loan Documents or any of the Obligations, including any transactions or occurrences relating to the issuance of any Credit Accommodation, the Collateral relating thereto, any drafts thereunder and any errors or omissions relating thereto (including any loss or claim due to any action or inaction taken by the issuer of any Credit Accommodation) (and for this purpose any charges to Lender by any issuer of Credit Accommodations shall be conclusive as to their appropriateness and may be charged to the Loan Account), or any other matter, cause or thing whatsoever occurred, done, omitted or suffered to be done by Lender relating to Borrower or the Obligations (except any such amounts sustained or incurred as the result of the willful misconduct or gross negligence of the Released Parties). Notwithstanding any provision in this Agreement to the contrary, the indemnity agreement set forth in this Section shall survive any termination of this Agreement.

7.   TERM.

    7.1 Maturity Date. Lender's obligation to make Loans and to provide Credit Accommodations under this Agreement shall initially continue in effect until the Maturity Date set forth in Section 7 of Schedule A (being referred to as the "Maturity Date"). This
Agreement and the other Loan Documents and Lender's security interests in and Liens upon the Collateral, and all representations, warranties and covenants of Borrower contained herein and therein, shall remain in full force and effect after the Maturity Date until all of the monetary Obligations are indefeasibly paid in full.

    7.2 Early Termination. Lender's obligation to make Loans and to provide Credit Accommodations under this Agreement may be terminated prior to the Maturity Date as follows: (i) by Borrower, effective thirty business days after written notice of termination is given to Lender or (ii) by Lender at any time after the occurrence of an Event of Default, without notice, effective immediately; provided, that if any Affiliate of Borrower is also a party to a financing arrangement with Lender, no such early termination shall be effective unless such Affiliate simultaneously terminates its financing arrangement with Lender. If so terminated under this Section 7.2, Borrower shall pay to Lender (i) an early termination fee (the "Early Termination Fee") in the amount set forth in Section 6(h) of Schedule A plus (ii) any earned but unpaid Facility Fee. Such fee shall be due and payable on the effective date of termination and thereafter shall bear interest at a rate equal to the highest rate applicable to any of the Obligations.

    7.3 Payment of Obligations. On the Maturity Date or on any earlier effective date of termination, Borrower shall pay in full all Obligations, whether or not all or any part of such Obligations are otherwise then due and payable. Without limiting the generality of the foregoing, if, on the Maturity Date or on any earlier effective date of termination, there are any outstanding Credit Accommodations, then on such date Borrower shall provide to Lender cash collateral in an amount equal to 110% of the Credit Accommodation Balance to secure all of the Obligations (including estimated attorneys' fees and other expenses) relating to said Credit Accommodations or such greater percentage or amount as Lender reasonably deems appropriate, pursuant to a cash pledge agreement in form and substance satisfactory to Lender.

    7.4 Effect of Termination. No termination shall affect or impair any right or remedy of Lender or relieve Borrower of any of the Obligations until all of the monetary Obligations have been indefeasibly paid in full. Upon indefeasible payment and performance in full of all of the monetary Obligations (and the provision of cash collateral with respect to any Credit Accommodation Balance as required by Section 7.3) and termination of this Agreement, Lender shall promptly deliver to Borrower termination statements, requests for reconveyances and such other documents as may be reasonably required to terminate Lender's security interests in the Collateral.

8.   EVENTS OF DEFAULT AND REMEDIES.

    8.1 Events of Default. The occurrence of any of the following events shall constitute an "Event of Default" under this Agreement, and Borrower shall give Lender immediate written notice thereof: (i) if any warranty, representation, statement, report or certificate made or delivered to Lender by Borrower or any of Borrower's officers, employees or agents is untrue or misleading; (ii) if Borrower fails to pay when due any principal or interest on any Loan or any other monetary Obligation; (iii) if Borrower breaches any covenant or obligation contained in this Agreement or any other Loan Document or fails to perform any other non-monetary Obligation (provided, that any breach of Sections 5.13(b), 5.13(c), 5.13(d), 5.13(e) or 5.13(f) of
this Agreement shall not constitute an Event of Default until 10 days after the earlier of Borrower's knowledge of such breach and notice by Lender to Borrower of such breach); (iv) if any levy, assessment, attachment, seizure, lien or encumbrance (other than a Permitted Lien) is made or permitted to exist on all or any part of the Collateral; (v) if one or more judgments aggregating in excess of $50,000, or any injunction or attachment, is obtained against Borrower or any Obligor which remains unstayed for more than ten days or is enforced; (vi) the occurrence of any default under any financing agreement, security agreement or other agreement, instrument or document executed and delivered by (A) Borrower with, or in favor of, any Person other than Lender or (B) Borrower or any Affiliate of Borrower with, or in favor of, Lender or any Affiliate of Lender; (vii) the dissolution, death, termination of existence in good standing, insolvency or business failure or suspension or cessation of business as usual of Borrower or any Obligor (or of any general partner of Borrower or any Obligor if it is a partnership) or the appointment of a receiver, trustee or custodian for all or any part of the property of, or an assignment for the benefit of creditors by Borrower or any Obligor, or the commencement of any proceeding by Borrower or any Obligor under any reorganization, bankruptcy, insolvency, arrangement, readjustment of debt, dissolution or liquidation law or statute of any jurisdiction, now or in the future in effect, or if Borrower makes or sends a notice of a bulk transfer or calls a meeting of its creditors; (viii) the commencement of any proceeding against Borrower or any Obligor under any reorganization, bankruptcy, insolvency, arrangement, readjustment of debt, dissolution or liquidation law or statute of any jurisdiction, now or in the future in effect (provided, that during the first fifteen (15) days following the commencement of such any proceeding, if such proceeding is not dismissed during such period, Lender, although it shall not have an obligation to continue to make
Loans to Borrower and shall retain all rights it may have with respect to Borrower, shall not be entitled to accelerate the Loans); (ix) the actual or attempted revocation or termination of, or limitation or denial of liability upon, any guaranty of the Obligations, or any security document securing the Obligations, by any Obligor; (x) if Borrower makes any payment on account of any indebtedness or obligation which has been subordinated to the Obligations other than as permitted in the applicable subordination agreement, or if any Person who has subordinated such indebtedness or obligations attempts to limit or terminate its subordination agreement; (xi) if there is any actual or threatened indictment of Borrower or any Obligor under any criminal statute or commencement or threatened commencement of criminal or civil proceedings against Borrower or any Obligor, pursuant to which the potential penalties or remedies sought or available include forfeiture of any property of Borrower or such Obligor; (xii) if Borrower fails to provide prior written notice to Lender of any change in the president or chief executive officer of Borrower; (xiii) if an Event of Default occurs under any Loan and Security Agreement between Lender and an Affiliate of Borrower; or (xiv) if Lender determines in good faith that an event has occurred involving
Borrower or any other change has taken place which could reasonably be expected to have a Material Adverse Effect.

    8.2 Remedies. Upon the occurrence of any Default, and at any time thereafter, Lender, at its option, may cease making Loans or otherwise extending credit to Borrower under this Agreement or any other Loan Document. Upon the occurrence of any Event of Default, and at any time thereafter, Lender, at its option, and without notice or demand of any kind (all of which are hereby expressly waived by Borrower), may do any one or more of the following: (i) cease making Loans or otherwise extending credit to Borrower under this Agreement or any other Loan Document; (ii) accelerate and declare all or any part of the Obligations to be immediately due, payable and performable, notwithstanding any deferred or installment payments allowed by any instrument evidencing or relating to any of the Obligations; (iii) take possession of any or all of the Collateral wherever it may be found, and for that purpose Borrower hereby authorizes Lender, without judicial process, to enter onto any of Borrower's premises without interference to search for, take possession of, keep, store, or remove any of the Collateral, and remain (or cause a custodian to remain) on the premises in exclusive control thereof, without charge for so long as Lender deems it reasonably necessary in order to complete the enforcement of its rights under this Agreement or any other agreement; provided, that if Lender seeks to take possession of any of the Collateral by court process, Borrower hereby irrevocably waives
(A) any bond and any surety or security relating thereto required by law as an incident to such possession, (B) any demand for possession prior to the commencement of any suit or action to recover possession thereof and (C) any requirement that Lender retain possession of, and not dispose of, any such Collateral until after trial or final judgment;
(iv) require Borrower to assemble any or all of the Collateral and make it available to Lender at one or more places designated by Lender which are reasonably convenient to Lender and Borrower, and to remove the Collateral to such locations as Lender may deem advisable;
(v) complete the processing, manufacturing or repair of any Collateral prior to a disposition thereof and, for such purpose and for the purpose of removal, Lender shall have the right to use Borrower's premises, vehicles and other Equipment and all other property without charge;
(vi) sell, lease or otherwise dispose of any of the Collateral, in its condition at the time Lender obtains possession of it or after further manufacturing, processing or repair, at one or more public or private sales, in lots or in bulk, for cash, exchange or other property, or on credit (a "Sale"), and to adjourn any such Sale from time to time without notice other than oral announcement at the time scheduled for such Sale (and, in connection therewith, (A) Lender shall have the right to conduct such Sale on Borrower's premises without charge, for such times as Lender deems reasonable, on Lender's premises, or elsewhere, and the Collateral need not be located at the place of such Sale; (B) Lender may directly or through any of its Affiliates purchase or lease any of the Collateral at any such public disposition, and if permissible under applicable law, at any private disposition and
(C) any Sale of Collateral shall not relieve Borrower of any liability Borrower may have if any Collateral is defective as to title, physical condition or otherwise at the time of sale); (vii) demand payment of and collect any Accounts, Chattel Paper, Instruments and General Intangibles included in the Collateral and, in connection therewith, Borrower irrevocably authorizes Lender to endorse or sign Borrower's name on all collections, receipts, Instruments and other documents, to take possession of and open mail addressed to Borrower and remove therefrom payments made with respect to any item of Collateral or proceeds thereof and, in Lender's sole discretion, to grant extensions of time to pay, compromise claims and settle Accounts, General Intangibles and the like for less than face value; and (viii) demand and receive possession of any of Borrower's federal and state income tax returns and the books and records utilized in the preparation thereof or relating thereto. In addition to the foregoing remedies, upon the occurrence of any Event of Default resulting from a breach of any of the financial covenants set forth in Section 5.19, Lender may, at its option, upon not less than ten days' prior notice to Borrower, reduce any or all of the Advance Rates set forth in Section 1(b) of Schedule A to the extent Lender, in its sole discretion, deems appropriate. In addition to the rights and remedies set forth above, Lender shall have all the other rights and remedies accorded a secured party after default under the UCC and under all other applicable laws, and under any other Loan Document, and all of such rights and remedies are cumulative and non-exclusive. Exercise or partial exercise by Lender of one or more of its rights or remedies shall not be deemed an election or bar Lender from subsequent exercise or partial exercise of any other rights or remedies. The failure or delay of Lender to exercise any rights or remedies shall not operate as a waiver thereof, but all rights and remedies shall continue in full force and effect until all of the Obligations have been fully paid and performed. If notice of any sale or other disposition of Collateral is required by law, notice at least seven days prior to the sale designating the time and place of sale in the case of a public sale or the time after which any private sale or other disposition is to be made shall be deemed to be reasonable notice, and Borrower waives any other notice. If any Collateral is sold or leased by Lender on credit terms or for future delivery, the Obligations shall not be reduced as a result thereof until payment is collected by Lender.

    8.3 Application of Proceeds. Subject to any application required by law, all proceeds realized as the result of any Sale shall be applied by Lender to the Obligations in such order as Lender shall determine in its sole discretion. Any surplus shall be paid to Borrower or other persons legally entitled thereto; but Borrower shall remain liable to Lender for any deficiency. If Lender, in its sole discretion, directly or indirectly enters into a deferred payment or other credit transaction with any purchaser at any Sale, Lender shall have the option, exercisable at any time, in its sole discretion, of either reducing the Obligations by the principal amount of the purchase price or deferring the reduction of the Obligations until the actual receipt by Lender of the cash therefor.

9.   GENERAL PROVISIONS.

    9.1 Notices. All notices to be given under this Agreement shall be in writing and shall be given either personally, by reputable private delivery service, by regular first-class mail or certified mail return receipt requested, addressed to Lender or Borrower at the address shown in the heading to this Agreement, or by facsimile to the facsimile number shown in Section 9(i) of Schedule A, or at any other address (or to any other facsimile number) designated in writing by one party to the other party in the manner prescribed in this
Section 9.1. All notices shall be deemed to have been given when received or when delivery is refused by the recipient.

    9.2 Severability. If any provision of this Agreement, or the application thereof to any party or circumstance, is held to be void or unenforceable by any court of competent jurisdiction, such defect shall not affect the remainder of this Agreement, which shall continue in full force and effect.

    9.3 Integration. This Agreement and the other Loan Documents represent the final, entire and complete agreement between Borrower and Lender and supersede all prior and contemporaneous negotiations, oral representations and agreements, all of which are merged and integrated into this Agreement. THERE ARE NO ORAL UNDER-
STANDINGS, REPRESENTATIONS OR AGREEMENTS
BETWEEN THE PARTIES WHICH ARE NOT SET FORTH IN
THIS AGREEMENT OR THE OTHER LOAN DOCUMENTS.

    9.4 Waivers. The failure of Lender at any time or times to require Borrower to strictly comply with any of the provisions of this Agreement or any other Loan Documents shall not waive or diminish any right of Lender later to demand and receive strict compliance therewith. Any waiver of any default shall not waive or affect any other default, whether prior or subsequent, and whether or not similar. None of the provisions of this Agreement or any other Loan Document shall be deemed to have been waived by any act or knowledge of Lender or its agents or employees, but only by a specific written waiver signed by an authorized officer of Lender and delivered to Borrower. Borrower waives demand, protest, notice of protest and notice of default or dishonor, notice of payment and nonpayment, release, compromise, settlement, extension or renewal of any commercial paper, Instrument, Account, General Intangible,
Document, Chattel Paper, Investment Property or guaranty at any time held by Lender on which Borrower is or may in any way be liable, and notice of any action taken by Lender, unless expressly required by this Agreement, and notice of acceptance hereof.

    9.5 Amendment. The terms and provisions of this Agreement may not be amended or modified except in a writing executed by Borrower and a duly authorized officer of Lender.

    9.6 Time of Essence. Time is of the essence in the performance by Borrower of each and every obligation under this Agreement and the other Loan Documents.

    9.7 Attorneys Fees and Costs. Borrower shall reimburse Lender for all reasonable attorneys' and paralegals' fees (including in-house attorneys and paralegals employed by Lender) and all filing, recording, search, title insurance, appraisal, audit, and other costs incurred by Lender, pursuant to, in connection with, or relating to this Agreement, including all reasonable attorneys' fees and costs Lender incurs to prepare and negotiate this Agreement and the other Loan Documents (provided, that such reimbursement for any attorneys' fees and paralegals' fees incurred solely in connection with the preparation of this Agreement and the other Loan Documents prior to the making of the Loans, assuming that there are no protracted negotiations of this Agreement and the other Loan Documents and excluding (i) any costs or disbursements of such attorneys or paralegals and (ii) any fees charged by local counsel in the States of Arkansas and Pennsylvania or in Canada, shall be limited to $25,000); to obtain legal advice in connection with this Agreement and the other Loan Documents or Borrower or any Obligor; to administer this Agreement and the other
Loan Documents (including the cost of periodic financing statement, tax lien and other searches conducted by Lender); to enforce, or seek to enforce, any of its rights; prosecute actions against, or defend actions by, Account Debtors; to commence, intervene in, or defend any action or proceeding; to enforce and protect, or to seek to enforce and protect, any of its rights and interests in any bankruptcy case of Borrower, including, without limitation, by initiating and prosecuting any motion for relief from the automatic stay and by initiating, prosecuting or defending any other contested matter or adversary proceeding in bankruptcy; to file or prosecute any probate claim, bankruptcy claim, third-party claim, or other claim; to examine, audit, copy, and inspect any of the Collateral or any of Borrower's books and records; to protect, obtain possession of, lease, dispose of, or otherwise enforce Lender's security interests in, the Collateral; and to otherwise represent Lender in any litigation relating to Borrower. If either
Lender or Borrower files any lawsuit against the other predicated on a breach of this Agreement, the prevailing party in such action shall be entitled to recover its reasonable costs and attorneys' fees, including reasonable attorneys' fees and costs incurred in the enforcement of, execution upon or defense of any order, decree, award or judgment.
All attorneys' fees and costs to which Lender may be entitled pursuant to this Section shall immediately become part of the Obligations, shall be due on demand, and shall bear interest at a rate equal to the highest interest rate applicable to any of the Obligations.

    9.8 Benefit of Agreement; Assignability. The provisions of this Agreement shall be binding upon and inure to the benefit of the respective successors, assigns, heirs, beneficiaries and representatives of Borrower and Lender; provided, that Borrower may not assign or transfer any of its rights under this Agreement without the prior written consent of Lender, and any prohibited assignment shall be void. No consent by Lender to any assignment shall release Borrower from its liability for any of the Obligations. Lender shall have the right to assign all or any of its rights and obligations under the Loan Documents, and to sell participating interests therein, to one or more other Persons, and Borrower agrees to execute all agreements, instruments and documents requested by Lender in connection with each such assignment and participation.

    9.9 Headings; Construction. Section and subsection headings are used in this Agreement only for convenience. Borrower and Lender acknowledge that the headings may not describe completely the subject matter of the applicable Sections or subsections, and the headings shall not be used in any manner to construe, limit, define or interpret any term or provision of this Agreement. This Agreement has been fully reviewed and negotiated between the parties and no uncertainty or ambiguity in any term or provision of this Agreement shall be construed strictly against Lender or Borrower under any rule of construction or otherwise.

    9.10  GOVERNING LAW; CONSENT TO FORUM, ETC.
THIS AGREEMENT HAS BEEN NEGOTIATED, EXECUTED AND
DELIVERED, AND SHALL BE DEEMED TO HAVE BEEN MADE,
IN CHICAGO, ILLINOIS, AND SHALL BE GOVERNED BY AND
CONSTRUED IN ACCORDANCE WITH THE LAWS OF SUCH
STATE. BORROWER HEREBY CONSENTS AND AGREES THAT
THE STATE AND FEDERAL COURTS IN CHICAGO, ILLINOIS
OR THE STATE IN WHICH ANY OF THE COLLATERAL IS
LOCATED SHALL HAVE NON-EXCLUSIVE JURISDICTION TO
HEAR AND DETERMINE ANY CLAIMS OR DISPUTES
BETWEEN BORROWER AND LENDER PERTAINING TO THIS
AGREEMENT, ANY OTHER LOAN DOCUMENTS OR ANY
MATTER ARISING OUT OF OR RELATED TO THIS
AGREEMENT OR THE OTHER LOAN DOCUMENTS.
BORROWER EXPRESSLY SUBMITS AND CONSENTS IN
ADVANCE TO SUCH JURISDICTION IN ANY ACTION OR SUIT
COMMENCED IN ANY SUCH COURT, AND WAIVES ANY
OBJECTION WHICH BORROWER MAY HAVE BASED UPON
LACK OF PERSONAL JURISDICTION, IMPROPER VENUE OR
FORUM NON CONVENIENS.  BORROWER ALSO AGREES
THAT ANY CLAIM OR DISPUTE BROUGHT BY BORROWER
AGAINST LENDER PURSUANT TO THIS AGREEMENT, ANY
OTHER LOAN DOCUMENT OR ANY MATTER ARISING OUT OF
THIS AGREEMENT OR ANY OTHER LOAN DOCUMENT SHALL
BE BROUGHT EXCLUSIVELY IN THE STATE AND FEDERAL
COURTS OF ILLINOIS.  BORROWER HEREBY WAIVES
PERSONAL SERVICE OF THE SUMMONS, COMPLAINT AND
OTHER PROCESS ISSUED IN ANY SUCH ACTION OR SUIT AND
AGREES THAT SERVICE OF SUCH SUMMONS, COMPLAINT
AND OTHER PROCESS MAY BE MADE IN THE MANNER AND
SHALL BE DEEMED RECEIVED AS SET FORTH IN SECTION 9.1
FOR NOTICES, TO THE EXTENT PERMITTED BY LAW.
NOTHING IN THIS AGREEMENT SHALL BE DEEMED OR
OPERATE TO AFFECT THE RIGHT OF LENDER TO SERVE
LEGAL PROCESS IN ANY OTHER MANNER PERMITTED BY
LAW, OR TO PRECLUDE THE ENFORCEMENT BY LENDER OF
ANY JUDGMENT OR ORDER OBTAINED IN SUCH FORUM OR
THE TAKING OF ANY ACTION UNDER THIS AGREEMENT TO
ENFORCE THE SAME IN ANY OTHER APPROPRIATE FORUM
OR JURISDICTION.

    9.11  WAIVER OF JURY TRIAL, ETC.  BORROWER
WAIVES (i) THE RIGHT TO TRIAL BY JURY (WHICH LENDER
ALSO WAIVES) IN ANY ACTION, SUIT, PROCEEDING OR
COUNTERCLAIM OF ANY KIND ARISING OUT OF OR
RELATED TO ANY OF THE LOAN DOCUMENTS, THE
OBLIGATIONS OR THE COLLATERAL OR ANY CONDUCT,
ACTS OR OMISSIONS OF LENDER OR BORROWER OR ANY OF
THEIR RESPECTIVE DIRECTORS, OFFICERS, EMPLOYEES,
ATTORNEYS OR AGENTS OR ANY OTHER PERSONS
AFFILIATED WITH LENDER OR BORROWER, WHETHER
SOUNDING IN CONTRACT, TORT OR OTHERWISE; (ii) THE
RIGHT TO INTERPOSE ANY CLAIMS, DEDUCTIONS, SETOFFS
OR COUNTERCLAIMS OF ANY KIND IN ANY ACTION OR
PROCEEDING INSTITUTED BY LENDER WITH RESPECT TO
THE LOAN DOCUMENTS OR ANY MATTER RELATING
THERETO, EXCEPT FOR COMPULSORY COUNTERCLAIMS;
(iii) NOTICE PRIOR TO LENDER'S TAKING POSSESSION OR
CONTROL OF THE COLLATERAL OR ANY BOND OR
SECURITY WHICH MIGHT BE REQUIRED BY ANY COURT
PRIOR TO ALLOWING LENDER TO EXERCISE ANY OF
LENDER'S REMEDIES AND (iv) THE BENEFIT OF ALL
VALUATION, APPRAISEMENT AND EXEMPTION LAWS.
BORROWER ACKNOWLEDGES THAT THE FOREGOING
WAIVERS ARE A MATERIAL INDUCEMENT TO LENDER'S
ENTERING INTO THIS AGREEMENT AND THAT LENDER IS
RELYING UPON THE FOREGOING WAIVERS IN ITS FUTURE
DEALINGS WITH BORROWER.  BORROWER WARRANTS AND
REPRESENTS THAT IT HAS REVIEWED THE FOREGOING
WAIVERS WITH ITS LEGAL COUNSEL AND HAS
KNOWINGLY AND VOLUNTARILY WAIVED ITS JURY TRIAL
RIGHTS FOLLOWING CONSULTATION WITH LEGAL
COUNSEL.  IN THE EVENT OF LITIGATION, THIS
AGREEMENT MAY BE FILED AS A WRITTEN CONSENT TO A
TRIAL BY THE COURT.

    IN WITNESS WHEREOF, Borrower and Lender have signed this
Agreement as of the date set forth in the heading.

Borrower:

Champion Parts, Inc.
By     Jeery A. Bragiel
  Its   President




Lender:

NationsCredit Commercial
Corporation, through its
NationsCredit Commercial Funding
Division

By     Lynne Ciaccia
  Its   Authorized Signatory

                  Schedule A

         Description of Certain Terms

    This Schedule is an integral part of the Loan and Security
Agreement between Champion Parts, Inc. and NationsCredit
Commercial Corporation, through its NationsCredit
Commercial Funding Division (the "Agreement").

    1.    Loan Limits for Revolving Loans:


        (A)    Maximum Facility	Amount:   $8,500,000


        (B)    Advance Rates:


          (i)  Accounts Advance Rate:

			85%; provided, that if the Dilution Percentage exceeds 4%, at Lender's option, either (i) such advance rate will be reduced by the number of full or partial percentage points of such excess, or (ii) a Reserve shall be implemented in the amount of such excess (provided, that the Core Return Program shall be excluded in calculating the Dilution Percentage)


          (ii) Inventory Advance Rate(s):


                (a) Finished goods Inventory consisting of
                    Ordinary Inventory:

			35% (or, if less, 70% of the appraised
			orderly liquidation value of such Inventory)
			(provided, that Lender shall cause a
			reappraisal of the finished goods and raw materials Inventory of Borrower to be performed, with an appraiser satisfactory to Lender in its sole discretion and at the expense of Borrower, eighteen months from the date of this Agreement and at the end of each eighteen month period thereafter during the Term; and provided, further, that the advance rates set forth in this Section 1(b)(ii) of this Schedule A may be adjusted by Lender based upon the results of any such appraisal)


                (b) Finished Goods Inventory consisting of
                    Exempt Inventory:       15%


                (c) Raw materials Inventory consisting of
                    Ordinary Inventory:

			The lesser of 35% and 70% of the appraised orderly liquidation value of such Inventory


                (d) Raw Materials Inventory consisting of
                    Exempt Inventory:       15%


                (e) Work in process:	Not Applicable


        (C)    Accounts Sublimit:		Not Applicable


        (D)    Inventory Sublimit(s):



          (i)  Overall sublimit on advances against Eligible
               Inventory:			$2,500,000


          (ii)  Sublimit on advances against finished goods and raw
               materials consisting of Ordinary Inventory:	$2,500,000


          (iii) Sublimit on advances against finished goods and raw materials consisting of Exempt Inventory:

			$500,000, reducing on the first day of each month commencing September 1, 1998 by the greater of $42,000 or 50% of net sales of Exempt Inventory at selling price during the prior month


          (iv)  Sublimit on advances against work in process:
			Not Applicable


        (E)    Credit Accommodation Limit:	$2,600,000


        (F)    Permanent Reserve Amount:		Not Applicable


        (G)    Overadvance Amount:			Not Applicable


    2.    Loan Limits for Term Loan:



        (A)    Principal Amount:



          (i)  Equipment Advance:			$835,000


          (i)  Real Property Advance:		$2,170,000


        (B)    Repayment Schedule:



          (i)  Equipment Advance:

			The Equipment Advance shall be repaid in equal consecutive monthly installments amortized over 60 months payable on the first day of each calendar month commencing September 1, 1998, with the entire unpaid balance due and payable on the Maturity Date


          (ii)  Real Property Advance:

			The Real Property Advance shall be repaid in equal consecutive monthly installments amortized over 60 months payable on the first day of each calendar month commencing September 1, 1998, with the entire unpaid balance due and payable on the Maturity Date


    3.    Interest Rates:



        (A)    Revolving Loans:

			1.75%  per  annum  in excess  of the Prime
			Rate; provided, that if Borrower generates a net loss (calculated before taking into account depreciation, amortization and extraordinary items) for any fiscal year beginning with Borrower's fiscal year ending December 28, 1998, the interest rate set forth above shall be permanently increased by 0.50%


        (B)    Term Loan:

			1.75%  per  annum  in excess  of the Prime
			Rate; provided, that if Borrower generates a net loss (calculated before taking into account depreciation, amortization and extraordinary items) for any fiscal year beginning with Borrower's fiscal year ending December 28, 1998 the interest rate set forth above shall be permanently increased by 0.50%


    4.    Minimum Loan Amount:		$5,000,000


    5.    Maximum Days:


        (A)    Maximum days after original invoice date for
          		Eligible Accounts:	90


        (B)    Maximum days after original invoice due date
                       for Eligible Accounts:	60


    6.    Fees:


        (A)    Closing Fee:   $42,500 ($21,250 of which has
                                already been paid to Lender)


        (B)    Facility Fee:   $85,000


        (C)    Servicing Fee:   Not Applicable


        (D)    Unused Line Fee:  0.25% per annum


        (E)    Minimum Borrowing Fee:


          (i)  Applicable period:  Each year


          (ii)  Date payable:   Each anniversary of the date
                                of the Agreement


        (F)    Success Fee:   Not Applicable


        (G)    Warrants:   Not Applicable


        (H)    Early Termination Fee:	4% of the Maximum Facility Amount
       if terminated during the first year of the Term, 3% of the Maximum Facility Amount if terminated during the second year of the Term, 2% of the Maximum Facility Amount if terminated during the third year of the Term, and 0.75% of the Maximum
       Facility Amount if terminated thereafter and prior to the Maturity Date; provided, that if terminated after the third year of the Term but prior to the Maturity Date, no such fee shall be payable if the Loans are refinanced by an Affiliate of NationsBank, N.A.


        (I)    Fees for letters of credit and other Credit
          Accommodations (or guaranties thereof by Lender):

       2.25% per annum of the face amount of each open Credit Accommodation


    7.    Maturity Date:    August 5th, 2002


    8.    Financial Covenants:   Not Applicable


    9.    Borrower Information:


        (A)    Prior Names of Borrower:   None


        (B)    Prior Trade Names of Borrower:   None


        (C)    Existing Trade Names of Borrower:   None


        (D)    Inventory Locations:

               1.   751 Roosevelt Road
                    Building 7, Suite 110
                   	Glen Ellyn, Illinois  60137

               2.   2696 South Maple Avenue
                    Fresno, California  93725

               3.   Route 150, Beech Creek Industrial Park
                    Beech Creek, Pennsylvania  16822


        (E)    Other Locations:	921 Third Avenue
               Lock Haven, Pennsylvania  17745


        (F)    Litigation:

               1.  Sharbono versus CSK versus Champion
                   Parts (Insured by Illinois National)

               2.  Siegel versus Champion Parts (Insured by
                   Home Insurance)

               3.  Veterans Freightway, Inc. versus Champion
                   Parts (Insured by Home Insurance)

               4.  George Thomas versus Champion Parts
                   (Insured by Home Insurance)

               5.  Aircraft Gear Corporation versus Champion
                   Parts

               6.  Environmental Matters described on Exhibit
                   9(f) attached hereto.


        (G)    Ownership of Borrower:

               1.   Echlin Inc. (16.4%)

               2.   Directors and Officers:
                    (includes 18.1% for RGP Holding, Inc.
                    (Raymond G. Perelman) and
                    3.0% for John R. Gross) (22.0%)

               3.   Balance, including publicly
                    traded common shares (61.6%)



        (H)    Subsidiaries (and ownership thereof):

               1.   CPR Properties, Inc.
                    (Inactive/100% owned by	Borrower)

               2.   Northeast Rebuilders, Inc.
                    (Inactive/100% owned by Borrower)

               3.   Texas Rebuilders, Inc.
                    (Inactive/100% owned by Borrower)

               4.   Western Rebuilding, Inc.
                    (Inactive/100% owned by Borrower)

               5.   Super Parts Rebuilders, Inc.
                    (Inactive Holding
                    Company/100% owned by Borrower)

               6.   Champion Parts (Canada) Ltd.
                    (24 Common Voting Shares
                    owned by Super Parts Rebuilders,
                    Inc., 8000 shares of Class A
                    Special Retractable Shares owned
                    by Borrower)

               7.   Advance Automotive Industries,
                    Inc. (50% owned by Champion
                    Parts (Canada) Ltd. and 50%
                    owned by John Bjrnas)



        (I)    Facsimile Numbers:


         Borrower:	  (630) 942-0334


         Lender:     (212) 597-1666


    10.    Description of Real Property: See Attached Exhibit A


    11.    Lender's Bank:  The First National Bank of Chicago
                           One First National Plaza
                           Chicago, Illinois  60670


    12.    Other Covenants:  None


    13.    Exceptions to Negative Covenants:

           1.    Borrower may make equity
                 investments in Champion Parts
                 (Canada) Ltd. in an amount not
                 to exceed $50,000 in the aggregate.


    14.    Property Exempt from Section 4.2 of the Agreement

           1.    All funds now on deposit in
                 Account No. 58-000-11376 at
                 LaSalle National Bank for use in
                 settlement of unsecured debt and
                 environmental liability.



           2.    The real property in Fort Worth,
                 Texas for use in settlement of
                 unsecured debt and environmental
                 liabilities.



           3.    All funds now in client fund
                 account at Adelman, Gettleman,
                 Merens, Berish & Carter for use in
                 settlement of unsecured debt and
                 environmental liabilities.



           4.    Comprehensive general liability
                 insurance policies and proceeds;
                 business auto policies and proceeds
                 (other than for property damage to
                 owned or leased vehicles); workers'
                 compensation and fiduciary
                 liability insurance policies and
                 proceeds; directors' and officers'
                 liability insurance policies and
                 proceeds; and insurance policies
                 and proceeds therefrom relating to
                 actual or alleged environmental and
                 similar claims, and expenses related
                 thereto, including, but not limited
                 to, insurance for defense costs,
                 investigations and feasibility
                 studies and remediation.



           5.    Chrysler consigned inventory
                 (designated by unique part numbers
                 and/or in designated barrels).



           6.    Inventory reserved for return to
                 customers under Borrower's core
                 bank program.



           7.    All accessions, replacements and
                 substitutions for the items listed
                 in paragraphs 5 and 6 of this
                 Section 14 of this Schedule A with
                 items of a similar nature.

    IN WITNESS WHEREOF, Borrower and Lender have signed this Schedule A as of the date set forth in the heading to the Agreement.


Borrower:

Champion Parts, Inc.

By    Jerry A. Bragiel
  Its  President



Lender:

NationsCredit Commercial
Corporation, through its
NationsCredit Commercial Funding
Division

By    Lynne Ciaccia
  Its  Authorized Signatory

                      Schedule B

                     Definitions

    This Schedule is an integral part of the Loan and Security Agreement between Champion Parts, Inc. and NationsCredit Commercial Corporation,
through its NationsCredit Commercial Funding Division (the "Agreement").

    As used in the Agreement, the following terms have the following meanings:

         "Account" means any right to payment for Goods sold or leased or for services rendered which is not evidenced by an Instrument or Chattel Paper, whether or not it has been earned by performance.

         "Account Debtor" means the obligor on an Account or Chattel Paper.

         "Account Proceeds" has the meaning set forth in Section 4.1.

         "Affiliate" means, with respect to any Person, a relative, partner, member, manager, director, officer, or employee of such Person, any parent or subsidiary of such Person, or any Person controlling, controlled by or under common control with such Person or any other Person affiliated, directly or indirectly, by virtue of family membership, ownership, management or otherwise.

         "Agreement" and "this Agreement" mean the Loan and Security Agreement of which this Schedule B is a part and the Schedules thereto.

         "Availability" has the meaning set forth in Section 1.1(a)

         "Bankruptcy Code" means the United States Bankruptcy Code (11 U.S.C. - 101 et seq.).

         "Blocked Account" has the meaning set forth in Section 4.1.

         "Borrower" has the meaning set forth in the heading to the Agreement.

         "Borrower's Address" has the meaning set forth in the heading to the Agreement.

         "Business Day" means a day other than a Saturday or Sunday or any other day on which Lender or banks in New York are authorized to close.

         "Chattel Paper" has the meaning set forth in the UCC.

         "Collateral" means all property and interests in property in or upon which a security interest or other Lien is granted pursuant to this Agreement or the other Loan Documents.

         "Core Return Program" means Borrower's practice of accepting returns of steel cores previously sold to certain repeat
   Account Debtors of Borrower, refurbishing such steel cores and redelivering them to such Account Debtor, but only to the extent carried out in the ordinary course of Borrower's business and consistent with Borrower's past practices as heretofore described to Lender.

         "Credit Accommodation" has the meaning set forth in Section 1.1(a).

         "Credit Accommodation Balance" means the sum of (i) the aggregate undrawn face amount of all outstanding Credit Accommodations and (ii) all interest, fees and costs due or, in Lender's estimation, likely to become due in connection therewith.

         "Default" means any event which with notice or passage of time, or both, would constitute an Event of Default.

         "Default Rate" has the meaning set forth in Section 2.1.

         "Deposit Account" has the meaning set forth in the UCC.

         "Dilution Percentage" means the gross amount of all returns, allowances, discounts, credits, write-offs and similar items relating to Borrower's Accounts computed as a percentage of Borrower's gross sales, calculated on a ninety (90) day rolling average.

         "Document" has the meaning set forth in the UCC.

         "Early Termination Fee" has the meaning set forth in Section 7.2.

         "Eligible Account" means, at any time of determination, an Account which satisfies the general criteria set forth below and which is otherwise acceptable to Lender (provided, that Lender may, in its sole discretion, change the general criteria for acceptability of Eligible Accounts upon at least fifteen days' prior notice to Borrower). An Account shall be deemed to meet the current general criteria if
   (i) neither the Account Debtor nor any of its Affiliates is an Affiliate, creditor or supplier of Borrower; (ii) it does not remain unpaid more than the earlier to occur of
   (A) the number of days after the original invoice date set forth in Section 5(a) of Schedule A or (B) the number of days after the original invoice due date set forth in
   Section 5(b) of Schedule A; (iii) the Account Debtor or its
   Affiliates are not past due on other Accounts owing to Borrower comprising more than 50% of all of the Accounts owing to Borrower by such Account Debtor or its Affiliates;
   (iv) all Accounts owing by the Account Debtor or its Affiliates do not represent more than 20% of all otherwise
   Eligible Accounts, except that Accounts due from Autozone shall not represent more than 40% of all otherwise Eligible
   Accounts and Accounts due from Advanced Auto Parts shall not represent more than 30% of all otherwise Eligible
   Accounts (provided, that Accounts which are deemed to be ineligible solely by reason of this clause (iv) shall be considered Eligible Accounts to the extent of the amount thereof which does not exceed 20% (or 40% and 30% in the case of Autozone and Advanced Auto Parts, respectively) of all otherwise Eligible Accounts); (v) no covenant, representation or warranty contained in this Agreement with respect to such Account (including any of the representations set forth in Section 5.4) has been breached;
   (vi) the Account is not subject to any contra relationship, counterclaim, dispute or set-off (provided, that Accounts which are deemed to be ineligible solely by reason of this clause (vi) shall be considered Eligible Accounts to the extent of the amount thereof which is not affected by such contra relationships, counterclaims, disputes or set-offs);
   (vii) the Account Debtor's chief executive office or principal place of business is located in the United States or Provinces of Canada which have adopted the Personal
   Property Security Act or a similar act, unless (A) the sale is fully backed by a letter of credit, guaranty or acceptance acceptable to Lender in its sole discretion, and if backed by a letter of credit, such letter of credit has been issued or confirmed by a bank satisfactory to Lender, is sufficient to cover such Account, and if required by Lender, the original of such letter of credit has been delivered to Lender or Lender's agent and the issuer thereof notified of the assignment of the proceeds of such letter of credit to Lender or (B) such Account is subject to credit insurance payable to Lender issued by an insurer nd on terms and in an amount acceptable to Lender; (viii) it is absolutely owing to Borrower and does not arise from a sale on a bill-and-hold, guarantied sale (except for the Stock
   Adjustment Program), sale-or-return, sale-on-approval, consignment, retainage or any other repurchase or return basis or consist of progress billings; (ix) Lender shall have verified the Account in a manner satisfactory to Lender;
   (x) the Account Debtor is not the United States of America or any state or political subdivision (or any department, agency or instrumentality thereof), unless Borrower has complied with the Assignment of Claims Act of 1940
   (31 U.S.C. - 203 et seq.) or other applicable similar state or local law in a manner satisfactory to Lender; (xi) it is at all times subject to Lender's duly perfected, first priority security interest and to no other Lien that is not a Permitted Lien, and the goods giving rise to such Account
   (A) were not, at the time of sale, subject to any Lien except Permitted Liens and (B) have been delivered to and accepted by the Account Debtor, or the services giving rise to such Account have been performed by Borrower and accepted by the Account Debtor; (xii) the Account is not evidenced by Chattel Paper or an Instrument of any kind and has not been reduced to judgment; (xiii) the Account Debtor's total indebtedness to Borrower does not exceed the amount of any credit limit established by Borrower or Lender and the Account Debtor is otherwise deemed to be creditworthy by Lender (provided, that Accounts which are deemed to be ineligible solely by reason of this clause (xiii) shall be considered Eligible Accounts to the extent the amount of such Accounts does not exceed the lower of such credit limits);
   (xiv) there are no facts or circumstances existing, or which could reasonably be anticipated to occur, which might result in any adverse change in the Account Debtor's financial condition or impair or delay the collectibility of all or any portion of such Account; (xv) Lender has been furnished with all documents and other information pertaining to such Account which Lender has reasonably requested, or which Borrower is obligated to deliver to Lender, pursuant to this Agreement; (xvi) Borrower has not made an agreement with the Account Debtor to extend the time of payment thereof beyond the time periods set forth in clause (ii) above; and (xvii)
   Borrower has not posted a surety or other bond in respect of the contract under which such Account arose.

         "Eligible Equipment" means, at any time of determination, Equipment owned by Borrower which Lender, in its sole discretion, deems to be eligible for borrowing purposes.

         "Eligible Inventory" means, at any time of determination, Inventory (other than packaging materials and supplies) which satisfies the general criteria set forth below and which is otherwise acceptable to Lender (provided, that Lender may, in its sole discretion, change the general criteria for acceptability of Eligible Inventory upon at least fifteen days' prior written notice to Borrower). Inventory shall be deemed to meet the current general criteria if (i) it consists of raw materials or finished goods, or work-in-process that is readily marketable in its current form; (ii) it is in good, new or remanufactured and saleable condition; (iii) it is not slow-moving, obsolete, unmerchantable, returned or repossessed (except for Inventory which is part of the Core Return Program);
   (iv) it is not in the possession of a processor, consignee or bailee, or located on premises leased or subleased to Borrower, or on premises subject to a mortgage in favor of a Person other than Lender, unless such processor, consignee, bailee or mortgagee or the lessor or sublessor of such premises, as the case may be, has executed and delivered all documentation which Lender shall require to evidence the subordination or other limitation or extinguishment of such Person's rights with respect to such Inventory and Lender's right to gain access thereto (provided, that, assuming such Inventory otherwise satisfies the requirements to be Eligible Inventory as set forth in this paragraph, Inventory located at 595 Wentworth Street E., Oshawa, Ontario Canada
   L1H 3V8 and 2696 South Maple Avenue, Fresno, California 93725 will be deemed to be Eligible Inventory without the delivery of such documentation so long as (i) the value of the Inventory located at either of such facilities at any time does not exceed $150,000, and (ii) the aggregate value of the Inventory located at both such facilities at any time does not exceed $250,000); (v) it meets all standards imposed by any governmental agency or authority; (vi) it conforms in all respects to any covenants, warranties and representations set forth in the Agreement; (vii) it is at all times subject to Lender's duly perfected, first priority security interest and no other Lien except a Permitted Lien;
   and (viii) it is situated at an Inventory Location listed in Section 9(d) of Schedule A or other location of which Lender has been notified as required by Section 5.6.

         "Eligible Exempt Inventory" means, at any time of determination, Eligible Inventory consisting of Exempt Inventory.

         "Eligible Ordinary Inventory" means, at any time of determination, Eligible Inventory consisting of Ordinary Inventory.

         "Eligible Real Property" means, at any time of determination, Real Property owned by Borrower which Lender, in its sole discretion, deems to be eligible for borrowing purposes.

         "Equipment" means all Goods which are used or bought for use primarily in business (including farming or a profession) or by a Person who is a non-profit organization or governmental subdivision or agency and which are not Inventory, farm products or consumer goods, including all machinery, molds, machine tools, motors, furniture, equipment, furnishings, fixtures, trade fixtures, motor vehicles, tools, parts, dies and jigs, and all attachments, accessories, accessions, replacements, substitutions, additions or improvements to, or spare parts for, any of the foregoing.

         "Equipment Advance" has the meaning set forth in Section 1.1(b).

         "ERISA" means the Employee Retirement Income Security Act of 1974 and all rules, regulations and orders promulgated thereunder.

         "Event of Default" has the meaning set forth in Section 8.1.

         "Exempt Inventory" means Inventory of raw cores, purchased parts and finished goods Inventory as defined and described in that certain appraisal report dated as of November 6, 1997 prepared by MB Valuation.

         "GAAP" means generally accepted accounting principles as in effect from time to time, consistently applied.

         "General Intangibles" has the meaning set forth in the UCC, and includes all books and records pertaining to the Collateral and other business and financial records in the possession of Borrower or any other Person, inventions, designs, drawings, blueprints, patents, patent applications, trademarks, trademark applications (other than "intent to use" applications until a verified statement of use is filed with respect to such applications) and the goodwill of the business symbolized thereby, names, trade names, trade secrets, goodwill, copyrights, registrations, licenses, franchises, customer lists, security and other deposits, causes of action and other rights in all litigation presently or hereafter pending for any cause or claim (whether in contract, tort or otherwise), and all judgments now or hereafter arising therefrom, rights to purchase or sell real or personal property, rights as a licensor or licensee of any kind, royalties, telephone numbers, internet addresses, proprietary information, purchase orders, and all insurance policies and claims (including life insurance, key man insurance, credit insurance, liability insurance, property insurance and other insurance), tax refunds and claims, letters of credit, banker's acceptances and guaranties, computer programs, discs, tapes and tape files in the possession of Borrower or any other Person, claims under guaranties, security interests or other security held by or granted to Borrower, all rights to indemnification and all other intangible property of every kind and nature.

         "Goods" means all things which are movable at the time the security interest attaches or which are fixtures (other than money, Documents, Instruments, Investment Property, Accounts,
   Chattel Paper, General Intangibles, or minerals or the like
   (including oil and gas) before extraction), including standing timber which is to be cut and removed under a conveyance or contract for sale, the unborn young of animals, and growing crops.

         "Instrument" has the meaning set forth in the UCC.

         "Inventory" means all Goods held for sale or lease or furnished or to be furnished under contracts of service, including all raw materials, work in process, finished goods, goods in transit and materials and supplies which are or might be used or consumed in a business or used in connection with the manufacture, packing, shipping, advertising, selling or finishing of such Goods, and all products of the foregoing, and shall include interests in goods represented by Accounts, returned, reclaimed or repossessed goods and rights as an unpaid vendor.

       "Investment Property" shall mean all of Borrower's securities, whether certificated or uncertificated, securities entitlements, securities accounts, commodity contracts and commodity accounts.

         "Lender" has the meaning set forth in the heading to the Agreement.

        "Lien" means any interest in property securing an obligation owed to, or a claim by, a Person other than the owner of the property, whether such interest is based on common law, statute or contract, including rights of sellers under conditional sales contracts or title retention agreements and reservations, exceptions, encroachments, easements, rights-of-way, covenants, conditions, restrictions, leases and other title exceptions and encumbrances affecting property. For the purpose of this Agreement, Borrower shall be deemed to be the owner of any property which it has acquired or holds subject to a conditional sale agreement or other arrangement pursuant to which title to the property has been retained by or vested in some other Person for security purposes.

         "Loan Account" has the meaning set forth in Section 2.4.

         "Loan Documents" means the Agreement and all notes, guaranties, security agreements, certificates, landlord's agreements,
   Lock Box and Blocked Account agreements and all other agreements, documents and instruments now or hereafter executed or delivered by Borrower or any Obligor in connection with, or to evidence the transactions contemplated by, this Agreement.

         "Loan Limits" means, collectively, the Availability limits and all other limits on the amount of Loans and Credit Accommodations set forth in this Agreement.

         "Loans" means, collectively, the Revolving Loans and any Term Loan.

         "Lock Box" has the meaning set forth in Section 4.1.

         "Material Adverse Effect" has the meaning set forth in Section 5.20.

         "Maturity Date" has the meaning set forth in Section 7.1.

         "Obligations" means all present and future Loans, advances, debts, liabilities, obligations, guaranties, covenants, duties and indebtedness at any time owing by Borrower to Lender, whether evidenced by this Agreement or any other Loan Document, whether arising from an extension of credit, opening of a Credit Accommodation, guaranty, indemnification or otherwise
   (including all fees, costs and other amounts which may be owing to issuers of Credit Accommodations and all taxes, duties, freight, insurance, costs and other expenses, costs or amounts payable in connection with Credit Accommodations or the underlying goods), whether direct or indirect
   (including those acquired by assignment and any participation by Lender in Borrower's indebtedness owing to others), whether absolute or contingent, whether due or to become due, and whether arising before or after the commencement of a proceeding under the Bankruptcy Code or any similar statute, including all interest, charges, expenses, fees, attorney's fees, expert witness fees, audit fees, letter of credit fees, Closing Fees, Facility Fees, Servicing Fees, Unused Line
   Fees, Minimum Borrowing Fees, Success Fees, amounts owing under Warrants, Credit Accommodation Fees and any other sums chargeable to Borrower under this Agreement or under any other Loan Document.

         "Obligor" means any guarantor, endorser, acceptor, surety or other person liable on, or with respect to, the Obligations or who is the owner of any property which is security for the Obligations, other than Borrower.

         "Ordinary Inventory" means Inventory other than Exempt Inventory.

         "Permitted Liens" means: (i) purchase money security interests in specific items of Equipment in an aggregate amount not to exceed the limit set forth in Section 8(h) of Schedule A;
   (ii) leases of specific items of Equipment in an aggregate amount not to exceed the limit set forth in Section 8(i) of Schedule A; (iii) Liens for taxes not yet due and payable;
   (iv) additional Liens which are fully subordinate to the security interests of Lender and are consented to in writing by Lender; (v) security interests being terminated concurrently with the execution of this Agreement; (vi)
   Liens of materialmen, mechanics, warehousemen or carriers arising in the ordinary course of business and securing obligations which are not delinquent; (vii) Liens incurred in connection with the extension, renewal or refinancing of the indebtedness secured by Liens of the type described in clause (i) or (ii) above; provided, that any extension, renewal or replacement Lien is limited to the property encumbered by the existing Lien and the principal amount of the indebtedness being extended, renewed or refinanced does not increase; (viii) Liens in favor of customs and revenue authorities which secure payment of customs duties in connection with the importation of goods; and (ix) security deposits posted in connection with real property leases or subleases. Lender will have the right to require, as a condition to its consent under clause (iv) above, that the holder of the additional Lien sign an intercreditor agreement in form and substance satisfactory to Lender, in its sole discretion, acknowledging that the Lien is subordinate to the security interests of Lender, and agreeing not to take any action to enforce its subordinate Lien so long as any Obligations remain outstanding, and that Borrower agree that any uncured default in any obligation secured by the subordinate Lien shall also constitute an Event of Default under this Agreement.

       "Person" means any individual, sole proprietorship, partnership, joint venture, limited liability company, trust, unincorporated organization, association, corporation, government or any agency or political division thereof, or any other entity.

         "Prime Rate" means, at any given time, the prime rate as quoted in The Wall Street Journal as the base rate on corporate loans posted as of such time by at least 75% of the nation's 30 largest banks (which rate is not necessarily the lowest rate offered by such banks).

         "Real Property" means the real property described in Section 10 of Schedule A.

         "Real Property Advance" has the meaning set forth in Section 1.1(b).

         "Released Parties" has the meaning set forth in Section 6.1.

         "Reserves" has the meaning set forth in Section 1.2.

         "Revolving Loans" has the meaning set forth in Section 1.1(a).

         "Sale" has the meaning set forth in Section 8.2.

       "Stock Adjustment Program" means those rights afforded by Borrower to certain of its Account Debtors, pursuant to which inventory sold to such Account Debtors must be repurchased by Borrower provided that (i) such inventory is in immediately resaleable form, and (ii) amounts returned by any individual Account
   Debtor in a calendar year cannot exceed four percent (4%) of the aggregate sales to such Account Debtor during the previous calendar year.

         "Subsidiary" means any corporation or other entity of which a Person owns, directly or indirectly, through one or more intermediaries, more than 50% of the capital stock or other equity interest at the time of determination.

         "Term" means the period commencing on the date of this Agreement and ending on the Maturity Date.

         "Term Loan" has the meaning set forth in Section 1.1(b).

         "UCC" means, at any given time, the Uniform Commercial Code as adopted and in effect at such time in the State of New York.

         "Year 2000 compliant" has the meaning set forth in Section 5.20.

         "Year 2000 Problem" has the meaning set forth in Section 5.20.

    All accounting terms used in this Agreement, unless otherwise indicated, shall have the meanings given to such terms in accordance with GAAP. All other terms contained in this Agreement, unless otherwise indicated, shall have the meanings provided by the UCC, to the extent such terms are defined
therein.   The term "including," whenever used in this Agreement, shall mean
"including but not limited to." The singular form of any term shall include the plural form, and vice versa, when the context so requires. References to Sections, subsections and Schedules are to Sections and subsections of, and Schedules to, this Agreement. All references to agreements and statutes shall include all amendments thereto and successor statutes in the case of statutes.

    IN WITNESS WHEREOF, Borrower and Lender have signed this Schedule B as of the date set forth in the heading to the Agreement.


Borrower:

Champion Parts, Inc.

By    Jerry A. Bragiel
  Its   President



Lender:

NationsCredit Commercial
Corporation, through its
NationsCredit Commercial Funding
Division

By    Lynne Ciaccia
  Its   Authorized Signatory








                    EXHIBIT 9(f)



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