Form 10-Q/A
period 1998-06-28
CHAMPION PARTS INC
filed 1998-09-17
CIK 19161

FORM 10-Q/A
                 AMENDMENT NO.1
    SECURITIES AND EXCHANGE COMMISSION
           Washington, DC 20549


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





          CHAMPION PARTS, INC.
             AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF OPERATIONS
               (CONDENSED)



                              Six Months Ended   Three Months Ended
                          June 28,    June 29,    June 28,   June 29,
                            1998       1997        1998       1997
                               (Unaudited)            (Unaudited)


Net Sales              $13,743,000 $13,617,000  $6,734,000 $5,980,000
                       ----------- -----------  ---------- ----------

Cost and Expenses
  Cost of product sold  11,136,000  11,077,000   5,460,000  4,894,000
Selling, distribution
  and administration     1,491,000   1,934,000     721,000    938,000
                       ----------- -----------  ---------- ----------
                        12,627,000  13,011,000   6,181,000  5,832,000
                       ----------- -----------  ---------- ----------

Earnings (loss) before
  interest and
  income taxes           1,116,000     606,000     553,000    148,000

Interest Expense           568,000     508,000     320,000    250,000
                       ----------- -----------  ---------- ----------

Earnings (loss) before
  income taxes             548,000      98,000     233,000   (102,000)

Income taxes                 4,000        ----       4,000       ----
                       ----------- -----------  ---------- ----------

Net earnings (loss)        544,000      98,000     229,000   (102,000)

Average Shares
  Outstanding            3,655,266   3,655,266  3,655,2666  3,655,266
                        ==========  ========== =========== ==========

Net Earnings (loss) per
  common share          $     0.15  $     0.03  $     0.06 $    (0.03)



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

Selling, distribution and administrative expenses were $721,000 in the second quarter of 1998 compared to $938,000 in the second quarter of 1997. Company-wide cost control efforts were primarily responsible for the improvement.

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

Selling, distribution and administrative expenses were $1,491,000 in the first half of 1998 compared to $1,934,000 in the first half of 1997. Ongoing cost control efforts were primarily responsible for the improvement.

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





                            CHAMPION PARTS, INC.
                            (Registrant)

DATE:   September 17, 1998  By:       /s/ Jerry A. Bragiel
                            Jerry A. Bragiel
                            President, Chief Executive Officer
                            and Principal Financial Officer










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