Form 10-Q
period 1998-09-27
CHAMPION PARTS INC
filed 1998-11-12
CIK 19161

FORM 10-Q
                   SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549


   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934


          For the quarterly period ended September 27, 1998

                    Commission file number 1-7807

                        Champion Parts, Inc.
        -----------------------------------------------------
        (Exact name of registrant as specified in its charter)


            Illinois                          36-2088911
 ------------------------------    ---------------------------------
 (State or other jurisdiction of  	I.R.S. Employer Identification No.
  incorporation or organization)


         751 Roosevelt Road, #7-110, Glen Ellyn, IL 60137
         ------------------------------------------------
             (Address of principal executive offices)


                            630-942-8317
        ---------------------------------------------------
        (Registrant's telephone number, including area code)



 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes X     	No


 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


               Class                   Outstanding at September 27, 1998
   -----------------------------       ---------------------------------
   Common Shares - $.10 par value		             3,655,266

                    	PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                           CHAMPION PARTS, INC.
                             AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS (CONDENSED)

                                          Sept. 27, 1998  Dec. 28, 1997
                                         	--------------  -------------
                    		                   	  (Unaudited)      (Audited)
Assets
Current Assets
  Cash and cash equivalents                 $    600,000   $    488,000
  Accounts receivable, less allowances
   for uncollectable accounts                  5,314,000      4,497,000
  Inventories                                  6,698,000      6,192,000
  Prepaid expenses and other                     733,000        759,000
                                             -----------    -----------
      Total current assets                  $ 13,345,000   $ 11,936,000

  Property, plant and equipment(net)           4,735,000      5,282,000
  Other assets                                    43,000         58,000
                                             -----------    -----------
Total Assets                                $ 18,123,000   $ 17,276,000
                                             ===========    ===========
Liabilities and stockholders' equity
Current liabilities
  Accounts payable                           $ 4,988,000    $ 5,479,000
  Accrued expenses and other payables          7,498,000      6,868,000
  Current maturities on L-T debt-vendors         167,000        118,000
  Current maturities on L-T debt-IRB             200,000      1,500,000
  Short-term notes payable - bank                      0      5,155,000
                                             -----------    -----------
Total current liabilities                   $ 12,853,000   $ 19,120,000

  Defferred income taxes                         351,000        351,000
  Long-term notes payable-bank                 4,422,000              0
  Long-term notes payable-vendors              2,402,000      2,377,000
  Industrial revenue bond                      1,300,000              0
                                             -----------    -----------
Total liabilities                           $ 21,328,000   $ 21,848,000

Stockholders' equity
  Preferred stock-no par value, Authorized
   10,000,000 shares issued, outstanding, none         0               0
  Common stock - $.10 par value,
   Authorized 50,000,000 shares issued,
   outstanding 3,655,266 shares                  366,000         366,000
  Additional paid-in capital                  15,578,000      15,578,000
  Cumulative translation adjustment             (458,000)       (628,000)
  Retained earnings                          (18,691,000)    (19,888,000)
                                             -----------     -----------
Total stockholders' equity                  $ (3,205,000)   $ (4,572,000)
                                             -----------     -----------
Total liabilities and stockholders' equity  $ 18,123,000    $ 17,276,000
                                             ===========     ===========

See notes to condensed consolidated financial statements.

                           CHAMPION PARTS, INC.
                            AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF OPERATIONS (CONDENSED)

                             Nine Months Ended      Three Months Ended
                           Sept. 27,   Sept. 28,   Sept. 27,   Sept. 28,
                              1998        1997        1998        1997
                          -----------  ----------  ----------  ----------
                                 (Unaudited)             (Unaudited)
Net Sales                 $19,810,000 $18,464,000  $6,066,000 $4,847,000
                           ----------  ----------   ---------  ---------
Cost and expenses:
  Cost of product sold     16,464,000  15,419,000   5,148,000  4,287,000
  Selling, dist, & admin    2,073,000   2,639,000     638,000    704,000
                           ----------  ----------   ---------  ---------
Total costs and expenses   18,537,000  18,058,000   5,786,000  4,991,000

Operating income(loss)      1,273,000     406,000     280,000   (144,000)
                           ----------  ----------   ---------  ---------
Non-operating inc.(exp.):
 Gain on disposal of assets   277,000           0     265,000          0
 Interest expense            (690,000)   (743,000)   (175,000)  (235,000)
 Other non-operating income    63,000      67,000      26,000     11,000
                            ---------  ----------   ---------  ---------
Total non-oper inc(expense)  (350,000)   (676,000)    116,000   (224,000)

Net earnings(loss) b/f inc
 taxes & extraordinary gain   923,000    (270,000)    396,000   (368,000)
                            ---------  ----------   ---------  ---------
Income taxes                    7,000           0       4,000          0

Net earnings(loss) before
 Extraordinary gain           916,000    (270,000)    392,000   (368,000)
                            ---------  ----------   ---------  ---------
Extraordinary gain            281,000     592,000     261,000    592,000
                            ---------  ----------  ----------  ---------
Net earnings              $ 1,197,000 $   322,000  $  653,000  $ 224,000
                           ==========  ==========   =========   ========

Average Shares Outstanding  3,655,266   3,655,266   3,655,266  3,655,266
                            =========   =========   =========  =========

Net Earnings per share    $      0.25  $    (0.07) $     0.11  $   (0.10)
 before extraordinary gain

Net Earnings per share    $      0.08  $     0.16  $     0.07  $    0.16
 extraordinary gain

Net Earnings per share    $      0.33  $     0.09  $     0.18  $    0.06

See notes to condensed consolidated financial statements.

                          CHAMPION PARTS, INC.
                           AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               Nine Months Ended
                                         Sept. 27, 1998   Sept. 28, 1997
                                         --------------   --------------
                                           (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                               $ 1,197,000       $   322,000

Adjustments to reconcile net earnings to net cash provided by operating activities:

Extraordinary gain                            (281,000)         (592,000)
(Gain) on the sale of assets                  (277,000)                0
Depreciation and amortization                  523,000           613,000
Provision for losses on accounts receivable          0           130,000
Change in assets and liabilities:
  Accounts receivable                         (817,000)        1,747,000
  Inventories                                 (506,000)          (97,000)
  Accounts payable and accrued expenses         47,000        (1,496,000)
  Change in A/P due to vendor settlements       92,000                 0
  Other                                         41,000           272,000
                                           -----------        ----------
NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                           19,000           899,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures (net)                   (27,000)         (473,000)
  Proceeds from sales of property,
   plant & equipment                           328,000            69,000
                                           -----------        ----------
NET CASH PROVIDED BY
 INVESTING ACTIVITIES                          301,000          (404,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings(payments)under
   credit agreements                          (295,000)         (926,000)
  Principal payments on long-term debt         (83,000)          (43,000)
                                           -----------        ----------
NET CASH (USED IN) FINANCING ACTIVITIES       (378,000)         (969,000)

EFFECT OF EXCHANGE RATE CHG'S ON CASH          170,000            19,000
                                           -----------        ----------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                              112,000          (455,000)
                                            ==========        ==========
CASH AND CASH EQUIVALENTS, beg. of period      488,000           707,000

CASH AND CASH EQUIVALENTS, end of period   $   600,000       $   252,000
                                            ==========        ==========

See notes to condensed consolidated financial statements.

                           CHAMPION PARTS, INC.
                             AND SUBSIDIARIES

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)


1. The accompanying financial statements for the three and nine months ended September 27, 1998 have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements and these notes should be read in conjunction with the consolidated financial statements of the Company included in the Company's Annual Report on Form 10-K for the year ended December
   28, 1997.

   The consolidated balance sheet at December 28, 1997 has been derived from the audited financial statements at that date and condensed.

2. The information furnished herein reflects all adjustments
   (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period. Results of operations for the three and nine months ended September 27, 1998 are not necessarily indicative of results to be expected for the entire year.

3. Inventories are valued at the lower of cost (first-in, first-out method) or market. A summary of the inventories follows:

                              September 27,    December 28,
                                 1998            1997
                              -----------     -----------
         Raw Materials        $ 2,703,000     $ 1,867,000
         Work in Process        2,208,000       2,641,000
         Finished Goods         1,787,000       1,684,000
                              -----------     -----------
                              $ 6,698,000     $ 6,192,000
                              ===========     ===========

   Included in inventory above were cores of $2.7 million
   (September 27, 1998) and $2.5  million (December 28, 1997).

4. For reporting purposes, product and core returns are offset against gross sales in arriving at net sales. Returns for the quarter ending September 27, 1998 were $3,638,000 versus $3,200,000 during the same
   period in 1997.   For the nine months ended September 27, 1998 and
   September 28, 1997 returns were $12,008,000, and $10,786,000 respectively.

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)


5. On August 6, 1998, the Company entered into an agreement with NationsCredit Commercial Corporation for a four-year credit facility to replace its bank financing. In connection with this agreement, the Company granted NationsCredit security interests in its property, equipment, inventory and receivables. Interest on amounts outstanding under this facility is payable at 1-3/4% above the prime rate plus commitment fees. This compares to 3-1/2% over prime that the Company was paying under its prior bank financing. The amount available under the new credit facility varies in relationship to collateral values, up to a maximum amount of $8.5 million including credit accommodations of $2.2 million. At September 27, 1998 the balance outstanding on the new facility was $4,422,000 and accommodations of $2,200,000.

   In August, an extraordinary gain of $189,000 resulted from the former banks' forgiveness of $300,000 of prior loans and fees which was netted with legal fees of $111,000 incurred in relation to the settlement.

6. Creditor debt restructuring settlements resulted in $72,000 of extraordinary gains recognized during the third quarter of 1998. Total debt restructuring settlements for the nine months ending September 27, 1998 were $92,000.

7. Sale of the Company's Ft. Worth, Texas property in August 1998 resulted in proceeds of $323,000 and a net gain of $265,000. The gain was recorded as non-operating income.

8. The Hope Facility Industrial Revenue Bond which had been reported as a current maturity of long term debt, due to being in default of loan covenants, was reclassed to long term debt since the covenants under the new bank facility are now satisfied. Remaining as current maturities of long term debt is the $200,000 payment due on December 1, 1998.

9. The Company's financial statements have been prepared on a going concern basis. The Company has a negative net worth and its ability to continue as a going concern is ultimately dependent upon a number of factors, including its ability to increase sales to a level that will allow it to operate profitably and generate positive operating cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Recent Events

On August 6, 1998, the Company entered into an agreement with NationsCredit Commercial Corporation for a four-year credit facility to replace its bank financing. In connection with this agreement, the Company granted NationsCredit security interests in its property, equipment, inventory and receivables. Interest on amounts outstanding under this facility is payable at 1-3/4% above the prime rate plus commitment fees. This compares to 3-1/2% over prime that the Company was paying under its prior bank financing. The amount available under the new credit facility varies in relationship to collateral values, up to a maximum amount of $8.5 million including credit accommodations of $2.2 million.

In August 1998, an extraordinary gain of $189,000 resulted from the former banks' forgiveness of $300,000 of prior loans and fees which was netted with Legal fees of $111,000 incurred in relation to the settlement.

Creditor debt restructuring settlements resulted in $72,000 of extraordinary gains recognized during the third quarter of 1998.

Sale of the Company's Ft. Worth, Texas property in August 1998 resulted in proceeds of $328,000 and a net gain of $265,000. The gain was recorded as non-operating income.


Results of Operations

Three Months Ended September 27, 1998 Compared to Three Months Ended September 28, 1997

Net sales for the quarter ended September 27, 1998 were $6,066,000, 25.1% higher than net sales of $4,847,000 for the same period of 1997. The significant increase in net sales can be attributed to stronger sales of carburetors to existing customers, and increased constant velocity joint sales to a new original equipment customer. Total product and core returns, which are reflected as reductions in net sales, were 37% and 39% of gross sales in the third quarter 1998 and 1997, respectively.

Carburetor sales were 73% and 76% of net sales in the third quarter of 1998 and 1997, respectively. The Company continues to be a significant supplier of carburetors to the aftermarket. Although new vehicles sold in the United States and Canada are no longer equipped with carburetors, the Company continues to sell replacement units for older vehicles, many of which use carburetors. The Company expects that carburetor sales will decline in future years. In addition, carburetor margins may be negatively impacted in the future as customers seek to return product during periods of declining demand. The Company has a customer product return policy and has established reserves to mitigate this effect.

Cost of products sold were $5,148,000, or 84.9% of net sales in the third quarter of 1998 compared to $4,287,000, or 88.5% in the third quarter of 1997. This decline in the cost of products sold as a percent of net sales is primarily attributed to reductions in manufacturing overhead expenses.

Selling, distribution and administrative expenses were $638,000 in the third quarter of 1998 compared to $704,000 in the third quarter of 1997. The $66,000 improvement over the same period in 1997 reflects lower administrative spending as a result of Company-wide cost control efforts, and lower professional fees.

Interest expense was $175,000 in the third quarter of 1998 as compared to $235,000 in the same period of 1997. This reduction is due to significantly lower interest and fees in August and September under the new loan facility, as well as reduction in the amount of debt outstanding.

Sale of the Company's Ft. Worth, Texas property in August 1998 resulted in a gain of $265,000. The gain was recorded in non-operating income.

As a result of increased sales, cost containment efforts, and the property sale described above, net income before extraordinary gains for the 1998 third quarter was $392,000 versus a net loss of $368,000 in the third quarter of 1997.

An extraordinary gain of $261,000 was recorded in the quarter reflecting the following:

          Net payoff of prior bank loans   	$189,000
          Creditor debt restructuring             72,000
                                                --------
          Total Extraordinary Gain   	     	$261,000


Nine Months Ended September 27, 1998 Compared to Nine Months Ended September 28, 1997

Net sales for the nine months ended September 27, 1998 were $19,810,000, up $1,346,000 (7.3%), from net sales of $18,464,000 for the same period of 1997. Total product and core returns, which are reflected as reductions in net sales, were 37% of gross sales for the nine months of both 1998 and 1997. The higher sales reflect an increase in carburetor business with existing customers and constant velocity joint sales to a new original equipment customer. These increases more than offset the slower than expected heavy duty product sales.

Cost of products sold were $16,464,000 or 83.1% of net sales for nine months of 1998 compared to $15,419,000 or 83.5% of net sales in the same period of 1997. This decrease in the cost of products sold is primarily attributed to the reductions achieved in manufacturing overhead expenses.

Selling, distribution and administrative expenses were $2,073,000 for first nine months of 1998 compared to $2,639,000 for the same period in fiscal 1997. The $566,000 improvement over the prior period in 1997 reflects lower administrative spending as a result of Company-wide cost control efforts, and lower professional fees.

Sale of the Company's Ft. Worth, Texas property in August 1998 resulted in a gain of $265,000. The gain was recorded as non-operating income

Interest expense was $690,000 for the first nine months of 1998 compared to $743,000 in the prior year. This reduction is due to lower interest and fees in August and September under the new loan facility, as well as reductions in the amount of debt outstanding.

As a result of increased sales, cost containment efforts, and the gain on the property sale described above, net income before extraordinary gains for the first nine months of 1998 was $916,000 versus a loss of $270,000 in the same period of 1997.

Extraordinary gains of $281,000 were recorded in the first nine months of 1998 reflecting the following:

          Net payoff of prior bank loans    $189,000
          Creditor debt restructuring         92,000
                                            --------
          Total Extraordinary Gain          $281,000


Liquidity and Capital Resources

Working Capital

Net working capital on September 27, 1998 was a positive $492,000 compared to a negative $(7,200,000) on December 28, 1997. This improvement is primarily a reflection of stating the new four year bank loan under long-term debt as compared to current maturities of long-term debt for the prior facility. This increase also reflects reclassification of the Hope Facility Industrial Revenue Bond to long term debt, since under the old bank facility the bond covenants were in default. The $200,000 due on December 1, 1998 is reflected in the current maturities of long-term debt. Proceeds of $323,000 for the sale of the Ft. Worth, Texas property also contributed to the working capital increase.

Accounts receivable at September 27, 1998, were $5,314,000,or $817,000 (18%) higher versus the year-end 1997 balance of $4,497,000. Receivables were also $2,062,000 higher compared to the September 28, 1997 ending balance. The increase was due to higher sales volume in the third quarter of 1998.

At September 27, 1998, net inventories were higher by $506,000, compared to year-end fiscal 1997. Net inventories increased by $193,000 in the third quarter of 1998, due primarily to a customer stock adjustment return. Inventories at the end of the third quarter of 1998 were $439,000 lower than the same period in 1997.

Accounts payable at the end of the third fiscal quarter were $491,000 less than year-end 1997. The decrease reflects lower expenses, a reduction in payables for raw materials and settlement of creditor debt restructuring agreements mentioned earlier. Accounts payable were also $312,000 less than the same quarter ending in September 1997. Accrued liabilities and other payables at the end of the fiscal quarter were $630,000 higher than fiscal year-end 1997. Accounting for this is a
$431,000 increase in accrued stock adjustments.   Accrued liabilities and
other payables were also $677,000 higher than the same quarter ending in September 1997. The previous explanation for the nine months is the primary reason for the change.

At September 27, 1998, the Company classified the outstanding loan to NationsCredit as a long-term obligation since the duration of the loan is four years. The amount outstanding for operating loans under the NationsCredit line was $4.4 million on September 27, 1998 versus
$5.2 million for loans outstanding on December 28, 1997 under the previous bank short-term lines. In prior periods, the Company classified as a short-term obligation the outstanding principal on a $1.5 million Industrial Revenue Bond obligation which was supported with a letter of credit issued under the terms of the Company's bank credit facility. This was reclassified in August as long-term debt due to the August 1998 bank refinancing.


Debt

On August 6, 1998, the Company entered into an agreement with NationsCredit Commercial Corporation for a four-year credit facility to replace its bank financing. In connection with this agreement, the Company granted NationsCredit security interests in its property, equipment, inventory and receivables. Interest on amounts outstanding under this facility is payable at 1-3/4% above the prime rate plus commitment fees. This compares to 3-1/2% over prime that the Company was paying under its prior bank financing. The amount available under the new credit facility varies in relationship to collateral values, up to a maximum amount of $8.5 million including credit accommodations of $2.2 million. At September 27, 1998 the balance on the new facility was $4,422,000 and accommodations of $2,200,000.

In August 1998, an extraordinary gain of $189,000 resulting from the former banks' forgiveness of $300,000 of prior loans and fees which were netted with legal fees of $111,000 incurred in relation to the settlement.

Creditor debt restructuring settlements resulted in $72,000 of extraordinary gains recorded during the third quarter of 1998.
Total debt restructuring settlements for the nine months ended
September 27, 1998 were $92,000.

The Company is continuing discussions with certain other unsecured creditors with past due balances to restructure of approximately $1.8 million of associated indebtedness upon substantially the same terms as the earlier settlement with the trade creditors. There is no assurance that any of these creditors will accept the proposal.

The Company's financial statements have been prepared on a going concern basis. The Company has a negative net worth and its ability to continue as a going concern is ultimately dependent upon a number of factors, including its ability to increase sales to a level that will allow it to operate profitably and generate positive operating cash flows.


Factors Which May Affect Future Results

The Company continues to seek new business and increase sales to existing customers. However, there can be no assurance that the Company will be successful in its efforts.

In 1997, the Company initiated a project to address Year 2000 issues.
The first phase of this project is to address its current computer systems and upgrade them to Year 2000 compliance. The Company elected to embark on a system conversion utilizing current technology and operating platforms and moving to a distributed processing structure. The first phase of the project is expected to be completed in the 4th Quarter of 1998 at an estimated cost of $200,000 in 1998. The Company has analyzed its products and found that there are no material Year 2000 issues. The second phase of the project is to address Year 2000 issues with its support operations, and its relationship with customers and vendors.
This phase is in an investigative and inquiry phase, and is scheduled to be completed in the 2nd Quarter of 1999 and no costs have been estimated at this time.

The third and final phase of this project will be completed before the end of the 3rd quarter of 1999. The Company expects to resolve all internal Year 2000 issues and finalize testing of modifications during this phase. A contingency plan will also be developed to address unresolved Year 2000 issues with customers, vendors and service providers.

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





CHAMPION PARTS, INC.
(Registrant)

DATE: November 11, 1998         by: /s/ Jerry A. Bragiel
                                    ---------------------
                                    Jerry A. Bragiel
                                    President, Chief Executive Officer
                                    and Principal Financial Officer

                                 by: /s/ Richard W. Simmons
                                    ----------------------
                                    Richard W. Simmons
                                    Corporate Controller
                                    and Principal Accounting Officer