Form 10-K
period 1998-12-27
CHAMPION PARTS INC
filed 1999-03-29
CIK 19161

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 27, 1998
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the transition period from        to
                         Commission File No. 1-7807

                            CHAMPION PARTS, INC.
             ----------------------------------------------------
            (Exact name of Registrant as specified in its charter)

             Illinois                             36-2088911
---------------------------------      ---------------------------------
(State or other jurisdiction          (IRS Employer Identification Number)
 of incorporation or organization)

751 Roosevelt Rd., Bldg. 7, Suite 110, Glen Ellyn, IL 	 60137
(Address of Principal Executive Offices)              (Zip Code)

Registrant's telephone number, including area code:    (630) 942-8317

Securities Registered Pursuant to Section 12(b) of the Act:     None

Securities Registered Pursuant
 to Section 12(g) of the Act:               Common Shares, $.10 Par Value
                                                   (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No
                                                    -----    -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or
any amendment to this Form 10-K.   [X]

As of March 19, 1999, 3,655,266 Common Shares were outstanding and the aggregate market value of the Common Shares held by non-affiliates of the Registrant (based on the closing price as reported on the National Quotation Bureau Incorporated) was approximately $2,912,790. For information as to persons considered to be affiliates for purposes of this calculation, see "Item 5. Market for the Company's Common Shares and Related Shareholder Matters".

PART I

Item 1.   Business
          --------

Unless context indicates otherwise, the term "Company" as used herein means Champion Parts, Inc. and its subsidiaries.

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

During the fiscal years ended December 27, 1998, December 28, 1997, and December 29, 1996, the Company's sales of parts for automobiles (including light duty trucks) accounted for approximately 82%, 78% and 74%, respectively, of the Company's net sales, and sales of parts for heavy duty trucks and farm equipment accounted for approximately 18%, 22% and 26%, respectively, of such net sales.

MARKETING AND DISTRIBUTION

The Company's products are marketed throughout the continental United
States and in a limited manner in Canada. The Company sells carburetors and constant velocity drive assemblies to automotive warehouse distributors, which in turn sell to jobber stores and through them to service stations, automobile repair shops and individual motorists. In addition, the Company sells to aftermarket retail chains that distribute products through their stores. The Company sells electrical, mechanical and constant velocity drive products to manufacturers of automobiles, trucks and farm equipment, which purchase the Company's products for resale through their dealers. Of the Company's net sales in the year ended December 27, 1998, approximately 6% were to automotive warehouse distributors; approximately 30% were to manufacturers of automobiles, trucks and farm equipment and heavy duty fleet specialists; and approximately 64% were to retailers and other customers.

The Company exhibits its products at trade shows. The Company also prepares and publishes catalogs of its products, including a guide with information as to the various vehicle models for which the Company's products may be used and a pictorial product identification guide to assist customers in the return of used units. The Company's salesperson and sales agents call on selected customers of warehouse distributors which carry the Company's products to familiarize these customers with the Company's products and the applications of its products to varied automotive equipment.

During the fiscal year ended December 27, 1998, the three largest customers of the Company accounted for approximately 43% (AutoZone, Inc.), 21%
(Advance Auto Parts) and 18% (John Deere), respectively, of net sales, and no other customer accounted for more than 10% of net sales.

The Company makes available to its customers the MEMA Transnet computerized order entry system that is administered by the Motor Equipment Manufacturers Association. The MEMA Transnet system enables a customer in any area of the United States to place orders into the Company's central computer, which transmits the orders to the Company's plant servicing that customer's geographic area. It also has direct Electronic Data Interchange with its largest customers.

As of December 27, 1998, one direct salesman and 9 sales agencies made sales calls.

The Company's sales are typically higher in the first and second quarters than in the third and fourth quarters as there are more repairs of fuel systems, agricultural and heavy-duty products in those periods.

MATERIALS

In its remanufacturing operations, the Company obtains used units, commonly known as "cores". A majority of the units remanufactured by the Company are acquired from customers as trade-ins, which are encouraged by the Company in the sale of remanufactured units.

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

Other materials and component parts used in remanufacturing, and some cores, are purchased in the open market. When cores are not available in sufficient supply for late models of automobiles, trucks and farm equipment or for foreign model automobiles, new units sometimes are purchased and sold as remanufactured units. To market a full line of products, the Company also purchases certain remanufactured and new automotive parts, which it does not produce.

PATENTS, TRADEMARKS, ETC.

The Company has no material patents, trademarks, licenses, franchises or concessions.

BACKLOG

The Company did not have a significant order backlog at any time during the 1998 fiscal year.

COMPETITION

The remanufactured automotive parts industry is highly competitive as the Company competes with a number of other companies (including certain original equipment manufacturers) which sell remanufactured automotive parts. The Company competes with several large regional remanufacturers and with remanufacturers that are franchised by certain original equipment manufacturers to remanufacture their products for regional distribution.
The Company also competes with numerous remanufacturers that serve comparatively local areas. In addition, sales of remanufactured parts compete with sales of similar new replacement parts. Manufacturers of kits used by mechanics to rebuild carburetors may also be deemed to be competitors of the Company.

The Company competes in a number of ways, including price, quality, product performance, prompt order fill, service and warranty policy. The Company believes its technical expertise in the niche product lines it sells has been an important factor in enabling the Company to compete effectively.

ENGINEERING

Product engineers support each of the Company's main product lines.
Engineers participate in product planning, product line structuring, cataloging and engineering of the Company's products and in developing manufacturing processes. The primary activities of the product engineers are in improving the quality of existing products, formulating specifications and procedures for remanufactured products for use on makes and models of vehicles for which they were originally designed, converting cores from earlier makes and models for use on other makes and models and developing specifications, supplies and procedures for remanufacturing newly introduced products.

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

ENVIRONMENTAL MATTERS

The Company is subject to various federal, state and local environmental laws and regulations incidental to its business. The Company continues to modify, on an ongoing basis, processes that may have an environmental impact. Although management believes that the current level of environmental reserves are adequate to satisfy the future compliance with the environmental laws, the ultimate outcome of its environmental matters and potential insurance settlements are undeterminable. Accordingly, there can be no assurance that these reserves will be adequate. See Item 3, Legal Proceedings - Environmental Matters for additional discussion.

EMPLOYEES

As of December 27, 1998, the Company employed approximately 495 persons, including 60 salaried employees at corporate headquarters and plant locations; and approximately 435 production, warehouse and maintenance employees.

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

The Collective Bargaining Agreement between the Company and the International Brotherhood of Electrical Workers at the Company's Pennsylvania facilities was renewed, for a three year term, in December 1996 effective as of September 1, 1996. In September 1997, the International Brotherhood of Electrical Workers at the Company's Pennsylvania facility reopened its three-year contract. The reopener was to address a wage increase and was settled in February 1998 with a modest increase and gain-sharing program.

Item 2.   Properties
          ----------

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

The following table sets forth certain information with respect to each of the Company's remanufacturing, warehousing and service facilities other than the corporate headquarters:

                                          Warehouse     Remanufacturing
                                            Area             Area
Location                                  (Sq. Ft.)        (Sq.Ft)
-------------------------------          ------------  ----------------
OWNED:
Beech Creek, Pennsylvania                   40,000         160,000

HELD UNDER INDUSTRIAL
REVENUE FINANCING ARRANGEMENTS:
------------------------------
Hope, Arkansas                              55,000         221,000

LEASED:
------
Fresno, California                           4,000              -0-

Oshawa, Ontario, Canada                      3,400              -0-


The Company's plants are well maintained and are in good condition and repair. A substantial portion of the machinery and equipment has been designed by the Company for its particular purposes and, in many instances, has been built by it.

Item 3.   Legal Proceedings
          -----------------

Environmental Matters:

1.    Beech Creek, Pennsylvania Facility Soil and Groundwater Contamination
      ----------------------------------------------------------------------
In May 1991, the Pennsylvania Department of Environmental Protection (PADEP) notified the Company that there was evidence of trichloroethylene and trichloroethane in the soil, and possibly the groundwater under the Beech Creek facility. Further, PADEP was concerned that the contamination had migrated off site. PADEP demanded that the Company conduct an investigation to determine the source and extent of the contamination, and perform any required cleanup.

The Company retained a qualified environmental consultant, Todd Giddings
& Associates, Inc. (TGAI) to prepare a site investigation plan. In June of 1992 PADEP approved the investigation plan. The plan included extensive soil testing and groundwater monitoring. TGAI completed the investigation in 1995.

Cleanup commenced in 1995 at the Beech Creek plant. Cleanup activities consist of the venting of volatile organic gases from soil, and the pumping and treating of groundwater. While there are always uncertainties in predicting future cleanup costs, recent experience has shown that the maintenance and operation of the system has been approximately $20,000 per year. The Company's current consultant, Environmental Consulting, Inc.
(ECI), currently is unable to predict how long the groundwater pump and treat system will have to operate.

In November 1998, the Company submitted a plan to PADEP to monitor groundwater and to stop operation of the remediation system under Pennsylvania's "Act Two".

The Beech Creek matter is a subject of the insurance carrier litigation (see paragraph 3 below).

2. Lawson Street, City of Industry, California Cleanup Proceedings, and Puente Valley, California Superfund Proceeding
     --------------------------------------------------------------------
The Company formerly operated a manufacturing facility at 825 Lawson Street, City of Industry, California. In response to requirements imposed by the Los Angeles Regional Water Quality Control Board (the "Los Angeles Board") in letters dated March 27, 1992, and April 18, 1994, the Company, along with another former lessee and a former owner of the Lawson Street property, retained an environmental consultant to perform a site assessment of the Lawson Street property. The site assessment, completed in July 1994, revealed volatile organic compounds in the soil and shallow groundwater beneath the Lawson Street property. A site assessment report was submitted to the Los Angeles Board in 1995.

The Los Angeles Board has indicated it requires cleanup of the property. The remedy is likely to consist of soil vapor extraction. As part of the settlement described in paragraph 4 below, the Company and two other defendants to that action deposited a total of $423,000 into a remediation escrow, which is believed to be sufficient funding for the cleanup. Under an interim agreement, the Company paid one-third of this amount. If the cleanup costs more than the remediation escrow amount, the current owner of the property is solely responsible for the overruns.

The Lawson Street property is also located within the Puente Valley Operable Unit of the San Gabriel Valley Superfund Site (the Puente Valley Site).
The Puente Valley Site is concerned with volatile organic compounds in the regional aquifer. The Company and approximately 42 other potentially responsible parties (PRP's) were parties to an Administrative Consent Order with the United States Environmental Protection Agency (USEPA) pursuant to which the PRP's undertook a remedial investigation/feasibility study (RI/FS) of the Puente Valley Site. The RI/FS has been completed, and the USEPA has issued a Record of Decision (ROD) identifying the preferred cleanup alternative for the Puente Valley Site. The ROD estimates that the future cleanup costs will be approximately $28,000,000.

It is too early to determine what amount of the cleanup costs Champion may ultimately be liable for paying. Under the previous agreement for sharing the costs of the RI/FS, the company's share was 1.25%.

3.   Litigating Against Insurance Carriers
     --------------------------------------
The Company has filed a complaint in Illinois State Court, in DuPage County, against its insurance carriers for a declaration that the insurance carriers are liable for all of the Company's investigation and cleanup costs at the Beech Creek, City of Industry, Puente Valley and Spectron Sites and for any liability in the Soto litigation described below. In 1995, the Company entered into a Partial Settlement Agreement with certain primary insurance carriers, whereby those carriers paid the Company a significant percentage of its past defense and investigation costs at the Beech Creek, City of Industry and Puente Valley Sites. Some of those insurance carriers also payed for the Company's defense, subject to a reservation of rights, in the Soto litigation described below.

The Company also reached a partial settlement with one of its insurance carriers regarding that carrier's responsibility for Beech Creek and Spectron (see below). In that settlement, the insurer paid the Company $120,000 and received a release from the Company for its liability for cleanup costs at those two sites.

The Company recently concluded another partial settlement with its insurance carriers regarding the Company's liability for cleanup of the Lawson street site. Under the terms of the settlement, the insurance carriers paid $235,000 to the Company for cleanup costs at the Lawson Street Site. The Company will be dismissing the litigation, without prejudice with regard to the insurance carriers liability for Puente Valley or any other site, with the right to refile it at any time.

4.  Soto Associates v. Lois Kipling, et al.
    ---------------------------------------
The Company recently settled the litigation brought by Soto Associates, the current owner of the property located at 825 Lawson Street, City of Industry, California, regarding the contamination of the Lawson Street property and the Puente Valley Site. Pursuant to the settlement agreement, the Company and the other two defendants to the action jointly funded a $423,000 remediation escrow for the remediation of the Lawson Street property. Soto remains responsible for providing any funds necessary to complete the remediation activities. Pursuant to the settlement, Soto purchased insurance coverage for any such cost overruns.

Pursuant to the settlement, the Company and the other defendants released Soto from any claims they may have for the past contamination at that Lawson Street property. Further, pursuant to an interim allocation and settlement agreement between the Company and the other two defendants, the funding of the remediation escrow and any subsequent liabilities for the Puente Valley Site are subject to a final allocation. Furthermore, the Company and the other two defendants all waive the right to reallocate past costs already paid for the Lawson Street and the Puente Valley Site.

5.  Spectron, Maryland Superfund Proceeding
    ---------------------------------------
On September 20, 1995, the United States Environmental Protection Agency (USEPA) notified the Company (along with several hundred other companies) of potential liability for response actions at the Spectron Superfund Site. The USEPA letter asked the Company and the other PRPs to negotiate with USEPA for their performance of a remedial investigation/feasibility study at the Spectron Site.

In addition to the USEPA letter, the Company received a letter from a group of other PRPs at the Site. Based on the allegations on the quantity of materials sent to the site from the Company, the allegations on materials sent to the Site by other PRPs, and the Steering Committee PRPs' prediction of total costs of investigation and cleanup at the Site, the Company's share of the liability is estimated at $160,000. This amount would be payable over several years. In addition, the Steering committee PRPs appear to be planning on a de minimis settlement option. Settlement of the de minimis settlement option would cost the Company an estimated $229,471 to $305,961, depending on reopener provisions.

The Company has demanded defense and indemnity from its insurance carriers for any liability at the Spectron Site and one of the carriers has settled with the Company (see paragraph 3. above). The Company plans to vigorously pursue its claims against other insurance carriers, if necessary. Further, the Company believes that its former solvent supplier and waste solvent transporter is responsible for a share of any liability the Company incurs for the Spectron Site cleanup. The Company plans to pursue the transporter for the claim.

6. Robert Cooper v. Raybestos-Manhattan, Inc., et al.
   --------------------------------------------------
In November 1998, the Company was one of numerous defendants named in an action brought by Robert Cooper alleging personal injuries caused by exposure to products containing asbestos. The Company put its insurance carriers on notice and filed an answer denying the allegations in the Complaint. Some of the Company's insurance carriers have agreed to defend the Company, under a reservation of rights. It is too early to predict the outcome of this matter.

Summary:

While the Company has established reserves for potential environmental liabilities that it believes to be adequate, there can be no assurance that the reserves will be adequate to cover actual costs incurred or that the Company will not incur additional environmental liabilities in the future.

Item 4.   Submission of Matters to a Vote of Shareholders
          -----------------------------------------------

          None

PART II


Item 5.   Market for the Company's Common Shares and Related
          Shareholder Matters
          --------------------------------------------------

The Company's Common Shares are traded over the counter on the NASD Electronic Bulletin Board under the symbol "CREB". As of March 19, 1999, there were 776 holders of record of the Company's Common Shares. This number does not include beneficial owners of Common Shares whose shares are held in the name of banks, brokers, nominees or other fiduciaries.

The information appearing in the following table on the range of high and low trade prices for the Company's Common Shares was obtained from NASDAQ quotations in the Commodity Systems, Inc. historical quotation reports available through Yahoo Finance.


                             Fiscal                 Fiscal
                           Year Ended             Year Ended
                        December 27, 1998      December 28, 1997
Quarter                   Low       High         Low      High
Ended:                   Price     Price        Price     Price
-------------------      ------    ------       ------    ------
March 31                   1/4     25/64         3/8       1/2
June 30                    1/4      9/16         3/8       1/2
September 30              19/64    27/64         9/32      3/8
December 28               19/64    23/32         7/32      7/16


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

Item 6.   Selected Financial Data
          -----------------------


                             (in thousands, except per share data)

                         1998       1997       1996       1995       1994
                       --------   --------   --------   --------   --------
Net Sales (1)          $ 26,442   $ 24,165   $ 27,556   $ 52,954   $ 95,337
Costs and Expenses:
Operating costs (2)      24,588     23,948     27,527     69,454     99,050
  Gain on disposal
   of assets (5)           (277)        -0-        -0-        -0-        -0-
  Interest - net            865        973      1,489      2,339      2,423
                       --------   --------   --------   --------   --------
Total Expenses           25,176     24,921     29,016     71,793    101,473

Earnings (Loss)
 Before Inc. Taxes and
 Extraordinary Gain       1,266       (756)    (1,460)   (18,839)    (6,136)
Income Taxes (Benefit)       42         -0-         7          1       (297)
                       --------   --------   --------   --------   --------
Earnings (Loss) Before
 Extraordinary Gain       1,224       (756)    (1,467)   (18,840)    (5,839)
Extraordinary Gain (3)      279        596         -0-        -0-        -0-
                       --------   --------   --------   --------   --------
Net Earnings (Loss)    $  1,503   $   (160)  $ (1,467)  $(18,840)  $ (5,839)
                       ========   ========   ========   ========   ========
Average Common Shares
 Outstanding and Common
 Share Equivalent         3,655      3,655      3,655      3,655      3,655

Basic and Diluted Earnings per Common Share:

Net Earnings (Loss)
 From Operations Before
 Extraordinary Gain Per
 Common Share          $   0.33   $  (0.21)  $  (0.40)  $  (5.15)  $  (1.60)
                       --------   --------   --------   --------   --------
Extraordinary Gain Per
 Common Share          $   0.08   $   0.16   $     -0-  $     -0-  $     -0-
                       --------   --------   --------   --------   --------
 Net Earnings (Loss)
  Per Common Share:    $   0.41   $  (0.05)  $  (0.40)  $  (5.15)  $  (1.60)
                       --------   --------   --------   --------   --------
At Year-End:

Total assets           $ 17,319   $ 17,276   $ 19,666   $ 28,565   $ 55,312

Long-Term Obligations
 (Note 4)              $  6,263   $  2,377   $     43   $    701   $  1,451

Note 1: In 1995 the Company adopted a plan to refocus its business and exit the manufacture and sale of passenger car electrical products. Sales to those customers affected by the Company's announcement accounted for approximately 56% of sales in 1995.

Note 2: Special Charges and Restructuring Charges of $1,602,000 in 1995 and $3,400,000 in 1994 are included in operating costs. Included in 1995 results are $6.1 million in write-downs of inventory due to the Company's decision to exit certain product lines. Included in 1994 results were $2.2 million in inventory provisions to revalue the Company's inventory.

Note 3: In 1998, an extraordinary gain was reported which consisted of a $187,000 net gain from the forgiveness of prior loans and fees by lenders plus a $92,000 gain from creditor debt restructuring settlements. In 1997, the Company reached a composition agreement with approximately 90% of its unsecured creditors with past due balances of $3.4 million. As a result of this settlement, an extraordinary gain of $596,000 was reported in 1997.

Note 4: In 1997, 1996, 1995 and 1994 long-term obligations do not reflect amounts due on the bank credit agreement and other maturities. In August of 1998, the $1.3 million of the $1.5 million Industrial Revenue Bond, previously reported as a short-term obligation, was reclassified as long-term debt due to the bank refinancing (see Note 4, to the Consolidated Financial Statements).

Note 5: In 1998, the Company recorded a $265,000 gain on the sale of the Ft. Worth Texas property. This gain is included in gain on disposal of assets.

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations
          -------------------------------------------------

RESULTS OF OPERATIONS

SIGNIFICANT DEVELOPMENTS

On August 6, 1998, the Company entered into an agreement with NationsCredit Commercial Corporation for a four-year credit facility to replace its bank financing. In connection with this agreement, the Company granted NationsCredit security interests in its property, equipment, inventory and receivables. Interest on amounts outstanding under this facility is payable at 1-3/4% above the prime rate plus commitment fees. This compares to 3-1/2% over prime that the Company was paying under its prior bank financing. The amount available under the new credit facility varies in relationship to collateral values, up to a maximum amount of $8.5 million including letter of credit accommodations of $2,200,000. At December 27, 1998 the balance outstanding on the new facility was $3,503,000 and letter of credit accommodations were $2,193,000.

In August, an extraordinary gain of $187,000 resulted from the former banks' forgiveness of $300,000 of prior loans and fees, which was netted with legal costs of $113,000 incurred in relation to the settlement.

Creditor debt restructuring settlements resulted in a total of $92,000 of extraordinary gains recognized in the second and third quarters of 1998.

Sale of the Company's Ft. Worth, Texas property in August 1998 resulted in proceeds of $323,000 and a net gain of $265,000. The gain was recorded as non-operating income.

1998 COMPARED TO 1997

Net sales for 1998 of $26.4 million were 9% higher than 1997 net sales of $24.2 million. The higher sales reflect an increase in carburetor business with existing customers and increased constant velocity joint sales to a new original equipment customer. Partially offsetting these increases were lower heavy-duty and domestic passenger car product sales reflecting soft orders from two large OEM customers.

The Company's primary product line is remanufactured carburetors, which accounted for 73% of 1998 net sales compared to 68% in 1997. The Company's main distribution channel is through two large retailers which accounted for 94% of 1998 net carburetor sales compared to 84% of 1997 net carburetor sales. The balance of the carburetor sales was to original equipment aftermarket customers and traditional warehouse distributors. The loss of a major retail customer could have a material adverse effect on the Company's financial condition and results of operations.

Since the mid-1980's carburetors have been installed in fewer new vehicles sold in the United States due to the increased use of fuel injection systems. However, the Company continues to sell replacement units for older vehicles, many of which use carburetors. Overall carburetor sales are declining in the U.S. market. The Company believes that the retail segment will continue to expand its sales of carburetors in the near future while the traditional channels will continue to decrease. Factors contributing to this trend include the overall growth of the retailers' market share in the automotive parts aftermarket, consolidation of traditional distribution channels, price competitiveness and traditional distributors' desire to limit their investment in the carburetor product line. The Company has introduced various marketing programs in recent years, including an overnight delivery program, to help enhance sales to traditional distributors.

The Company is making efforts to increase its constant velocity joint business and was successful in adding a major OEM customer in 1998. The Company anticipates continued overall market growth in the constant velocity joint product line as the number of front wheel drive vehicles entering the prime repair age increases. However, there can be no assurance the Company will be able to increase it's market share in the constant velocity joint business in upcoming years.

Reflected in net sales are deductions for product and net core returns, which were 24% and 22% of total sales in 1998 and 1997, respectively. The higher return percentage in 1998 is a function of the increase in product return volume. The Company has a customer product return policy to control product and core returns. It has also established reserves against expected future declining core values. However, there can be no assurance that these reserves will be adequate.

Cost of products sold was 84% of net sales in 1998 and 85% in 1997. This decrease in cost of products sold resulted primarily from reductions achieved in manufacturing overhead.

Selling, distribution and administration expenses were $2.5 million in 1998, 29% lower than 1997 expenses of $3.5 million. The principal reason for the improvement was lower administrative spending as a result of corporate-wide cost control efforts and lower professional fees.

Non-operating expenses of $509,000 in 1998 were $362,000 (42%) lower than 1997 expenses of $871,000. Primarily accounting for this is the $265,000 gain on the sale of the Ft. Worth Texas property.

Interest expense declined to $865,000 in 1998 from $973,000 in 1997. The decline in interest expense was due to a lower level of average borrowing and lower interest and fees under the new loan facility. In 1998, the total bank debt was reduced by $1,652,000. The Company did not record a tax benefit on the 1998 income or the 1997 losses due to uncertainties over the realization of tax loss carry forwards.

The Company reported a net income of $1,503,000 after an extraordinary gain of $279,000 versus a net loss in 1997 of $160,000 after an extraordinary gain of $596,000. Without the inclusion of the extraordinary gain in both years, the result of operations was a net income of $1,224,000 in 1998 compared to a net loss of $ 756,000 in 1997.

1997 COMPARED TO 1996

Net sales for 1997 of $24.2 million were 12% lower than 1996 net sales of $27.6 million. This decline in sales was primarily due to lower product shipments to two major customers. In 1997, sales to the Company's six largest customers, which accounted for 90% of total sales, were 13.1% lower than 1996 sales to these customers.

Reflected in net sales are deductions for product and core returns, which were 22% and 21% of total sales in 1997 and 1996, respectively. The higher returns percentage in 1997 is a function of the increase in product return volume. The Company has a customer product return policy to control product and core returns. It also had established reserves against expected future declining core values.

Cost of products sold was 85% of net sales in 1997 and 84% in 1996. This slight increase in cost of products sold resulted from primarily higher labor costs throughout the year.

Selling, distribution and administration expenses were $3.5 million in 1997, 21% lower than 1996 expense of $4.4 million. The principal reason for the reduction was due to lower sales volume and corporate-wide cost control efforts, primarily related to professional fees and insurance costs.

Interest expense declined to $973,000 in 1997 from $1.5 million in 1996. The decline in interest expense was due to a lower level of average borrowing compared to the prior year. In 1997, the total bank borrowings were reduced by $770,000. The Company did not record a tax benefit on 1997 or 1996 losses due to uncertainties over the realization of tax loss carry forwards.

The Company reported a net loss of $160,000 after an extraordinary gain of $596,000. Without the extraordinary gain, the result of operations was a net loss of $756,000 compared to a net loss of $1.5 million in 1996.

FACTORS WHICH MAY AFFECT FUTURE RESULTS

This annual report contains forward-looking statements that are subject to risks and uncertainties, including but not limited to the following:

The Company expects the existing over-capacity in the automotive aftermarket and consolidation within its distribution channels to cause continued selling price pressure for the foreseeable future. The present competitive environment is causing change in traditional aftermarket distribution channels resulting in volume retailers gaining additional market presence at the expense of traditional wholesalers. In response, the Company has attempted to diversify its customer base and currently serves all major segments, including automotive warehouse distributors and jobbers, original equipment manufacturers of automotive equipment and large volume automotive retailers. The anticipated decline in sales from the profitable carburetor product line over the longer term will impact future results. The Company will seek to offset these impacts through development of niche product markets, new product development, improvements in its manufacturing processes and cost containment with a strong focus on capacity utilization. There is no assurance that the Company's efforts will be successful.

The Company's six largest customers accounted for an aggregate of 94% of the Company's total sales in 1998. Given the Company's current financial condition and its manufacturing cost structure, the loss of a large customer could have a materially adverse impact on the Company's financial condition and results of operations.

While the Company has established reserves for potential environmental liabilities that it believes to be adequate, there can be no assurance that the reserves will be adequate to cover actual costs incurred or that the Company will not incur additional environmental liabilities in the future. See "Legal Proceedings" for additional information.

There can be no assurance that the impact of the Year 2000 issue will not have a materially adverse impact on the Company's results. See "Year 2000 Compliance" for additional information.

Accordingly, actual results may differ materially from those set forth in the forward-looking statements.

YEAR 2000 COMPLIANCE

In 1997, the Company initiated a project to address Year 2000 issues and then develop and implement a Year 2000 readiness plan. The first phase of the readiness plan was to address its current computer systems and upgrade them to Year 2000 compliance. The Company elected to embark on a systems and hardware conversion utilizing certified Year 2000 systems technology on a Year 2000 compliant operating platform. The initial implementation of systems and hardware will be completed in the first Quarter of 1999.

In addition, as a part of the first phase of the readiness plan, the Company completed an inventory of the software applications currently running on its personal computers. A plan is being developed to upgrade, where necessary, all applications software to be Year 2000 compliant by the third quarter of 1999.

The Company has analyzed its products and non-IT systems such as imbedded chips in production equipment, and found that there are no material Year 2000 issues.

The second phase of the readiness project is to address Year 2000 issues with significant customers, vendors and service providers, including electronic commerce. This phase is in an audit and inquiry phase, and is approximately 75% complete. There can be no assurance that the systems of other companies and service providers that interact with the Company will be sufficiently Year 2000 compliant so as to avoid an adverse impact on the Company's operations, financial condition and results of operations. Phase two is estimated to be completed at the end of the second Quarter of 1999. There are no significant costs associated with this phase.

The third and final phase of this project will be completed before the end of the third Quarter of 1999. The company expects to resolve all internal Year 2000 issues and finalize testing of modifications during this phase. A contingency plan will also be developed and completed by the end of the third quarter to address a worst case scenario for unresolved Year 2000 issues with customers, vendors and service providers.

The Company does not presently anticipate that the costs to address the Year 2000 issue will have a material adverse impact on the Company's financial condition, results of operations or liquidity. Present estimated costs for remediation are as follows:

                            Prior Fiscal Years      Fiscal 1999
                            ------------------      -----------
     Software                   $ 332,000            $ 200,000
     Hardware and Network          62,000               15,000

Liquidity and Capital Resources:

WORKING CAPITAL

Working capital at December 27, 1998 was a negative $861,000, compared to a negative $7.2 million at the end of 1997. This improvement in working capital is primarily a reflection of stating the new four-year bank loan under long-term debt as compared to current maturities of long-term debt for the prior facility, which was in default. This increase also reflects reclassification of $1.0 million of the Hope facility $1.3 million Industrial Revenue Bond to long-term debt, since the bond documents had cross-default provisions. The $300,000 due on December 1, 1999 is reflected in the current maturitites of long-term debt. Proceeds of $323,000 for the sale of the Ft. Worth, Texas property also contributed to the working capital increase.

Accounts receivable at December 27, 1998, were $4,701,000, or $204,000 (4.5%) higher versus the year-end 1997 balance of $4,497,000. The increase was due to higher net sales volume in the fourth quarter of 1998, which was up $930,000, or 16%, over 1997.

At December 27, 1998, net inventories were higher by $222,000, compared to year-end fiscal 1997. The increase in net inventories primarily reflects higher core inventories of heavy-duty products due to high customer returns combined with lower sales of those products in 1998.

Accounts payable at December 27, 1998 of $5,297,000 were $182,000 less than year-end 1997. The decrease reflects lower expenses, a reduction in payables for raw materials and creditor debt restructuring agreements.

Accrued liabilities and other payables at December 27, 1998 of $ 7,163,000 were $295,000 higher than year-end 1997. Accounting for this is an increase in accrued stock adjustments for estimated stock adjustment credits to customers to be issued in 1999. Secondly, an increase in accrued payroll due to cut-off date differences.

DEBT

On August 6, 1998, the Company entered into an agreement with NationsCredit Commercial Corporation for a four-year credit facility to replace its bank financing. In connection with this agreement, the Company granted NationsCredit security interests in its property, equipment, inventory and receivables. Interest on amounts outstanding under this facility is payable at 1-3/4% above the prime rate plus commitment fees. This compares to 3-1/2% over prime that the Company was paying under its prior bank financing. The amount available under the new credit facility varies in relationship to collateral values, up to a maximum amount of $8.5 million including letter of credit accommodations of $2,200,000. At
December 27, 1998 the balance outstanding on the new facility was $3,503,000 and letter of credit accommodations were $2,193,000.

In August, an extraordinary gain of $187,000 resulted from the former banks' forgiveness of $300,000 of prior loans and fees, which was netted with legal costs of $113,000 incurred in relation to the settlement.

In addition, creditor debt restructuring settlements resulted in $92,000 of extraordinary gains recognized during the second and third quarters of 1998.

The Company is continuing discussions with certain other unsecured creditors with past due balances to restructure approximately $1.6 million of associated indebtedness upon substantially the same terms as the settlement with the trade creditors. There is no assurance than any of these creditors will accept the proposal.

The Company's wholly owned foreign subsidiary is a guarantor of Canadian $1.75 million of bank debt with its partner in a 50% owned Canadian venture. The Company has provided a reserve for contingent liability to the venture's bank. The amount of the loan plus accrued and unpaid interest was Canadian $858,000 at December 27, 1998.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities.
It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair market value. The Company, to date, has not engaged in derivative and hedging activities.

In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on Costs of Start-Up Activities," which requires costs of start-up activities and organization costs to be expensed as occurred. The Company has not engaged in start-up activities nor has it incurred any organization costs.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130) and No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS No. 131), and No. 132 "Employers' Disclosures About Pension and Other Postretirement Plans" (SFAS No. 132). SFAS 130 establishes standards for reporting and displaying comprehensive income, its components and accumulated balances. SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. SFAS 132 enhances the disclosures related to pensions and other postretirement benefits. SFAS 130, SFAS 131 and SFAS 132 are effective for periods beginning after December 15, 1997. The Company adopted these new standards in 1998, and their adoption had no material effect on the Company's financial statements and disclosures.


Item 7a.   Quantitative and Qualitative Disclosures about Market Risk
           ----------------------------------------------------------

The Company's management believes that fluctuations in interest rates in the near term would not materially affect the Company's consolidated operating results, financial position or cash flows as the Company has limited risks related to interest rate fluctuations.

Item 8.   Financial Statements and Supplementary Data
          -------------------------------------------

The financial statements and supplementary data called for by this item are listed in the accompanying table of contents for consolidated financial statements and financial statement schedule and are filed herewith.

Item 9. Changes in and Disagreements with Accountants and Accounting and Financial Disclosure
          ----------------------------------------------------------------

Not Applicable

PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
           --------------------------------------------------

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

                                                               Served as
                                                               Director
Name (Age)                Directors, Affiliation               Since
----------------------    -----------------------------------  ---------
John R. Gross (67)        Owner, Chaney Auto Parts,Inc.,         1966
                          Crest Hill, Illinois

Raymond Gross (60)     	  Vice President, Erecta Shelters,       1968
                          Inc., Ft. Smith, Arkansas

Gary S. Hopmayer (59)     Director, Original American Scones     1987
                          Inc., 1987, Chicago, Illinois

Barry L. Katz (47)        President and General Counsel,         1993
                          Belmont Holdings Corp.

Edward R. Kipling (67)    Retired                                1987

Raymond G. Perelman (81)  Chairman of the Board and Chief        1988
                          Executive	Officer, RGP Holding, Inc.
                          Philadelphia, Pennsylvania and
                          Belmont	Holdings Corp.,
                          Bala Cynwyd, Pennsylvania

Name (Age)                Officers of the Company
----------------------    -----------------------
Jerry A. Bragiel (47)     President and CEO of the Company

Richard W. Simmons (56)   Corporate Controller and Secretary of the Company

Jerry A. Bragiel joined the Company in May 1997 as President and CEO of the Company. He held the positions of General Manager and Vice President of Business Development of IPM Products Corporation from 1994 to 1997. Prior to 1994, Mr. Bragiel had 20 years of employment with the Company in various capacities. His final position prior to his resignation from the Company in 1994 was Vice President and General Manager of Operations.

Richard W. Simmons joined the Company in April 1996 as Division Controller of the Hope Facility. In August 1998, he was promoted to Corporate Controller and was elected Secretary of the Corporation in January 1999. Mr. Simmons held the position of Vice President of Finance with the New West Group of Winsloew Furniture, Inc. prior to joining the Company. He has been the CFO of several corporations and has eight years experience in the remanufacturing industry.

John R. Gross is the owner of Chaney Auto Parts, Inc., a retailer of auto parts. John R. Gross is the brother of Raymond F. Gross.

Raymond F. Gross has been the Vice President of Erecta Shelters Inc., a manufacturer and distributor of metal buildings, since 1985. He has also been a consultant to the Company since June 1984. Prior to June 1984 he was a Vice President of the Company. Raymond F. Gross is the brother of John R. Gross.

Gary S. Hopmayer was President of Original American Scones, Inc., a privately owned specialty baker, from 1987 to 1993. He is currently a Director of Original American Scones, Inc. Prior to that time he was President of Mega International, Inc. a manufacturer and distributor of automotive electrical parts. Mega International, Inc., founded by Mr. Hopmayer, was sold to Echlin Inc. in October 1986.

Barry L. Katz has served as a director of the Company since December 1993. From December 16, 1992 to January 19, 1993 he held the position of Senior Vice President of the Company. Since 1993 Mr. Katz has been President and General Counsel for RGP Holding, Inc., and was its Senior Vice President and General Counsel since May 1992. From March 1990 to 1994, he served as Senior Vice President and General Counsel for General Refractories Company, and since that time has been its President. Since 1994 Mr. Katz has been President and General Counsel for Belmont Holdings, Corp., a Company with subsidiaries operating mining and processing businesses.

Edward R. Kipling was Vice President and General Manager of the Rayloc Division of Genuine Parts Company, a remanufacturer of automotive parts, for more than five years prior to January 1987, and has since been retired.

Raymond G. Perelman had served as Chairman of the Board from December 16, 1992 until November 1995 and was President and Chief Executive Officer from December 16, 1992 to January 19, 1993. He has been Chairman of the Board of RGP Holding, Inc., a privately held holding Company, since May 1992. From 1985 until he was the Chairman of the Board and Chief Executive Officer of General Refractories Company. Since 1994, Mr. Perelman has been Chairman of the Board and CEO of Belmont Holdings Corp., a company with subsidiaries operating mining and processing businesses.

(b)    Arrangements Concerning the Board of Directors

Directors received a fee of $10,000 for service as a director during the Company's fiscal year ended December 27, 1998. In addition, directors are reimbursed for their reasonable travel expenses incurred in attending meetings and in connection with Company business.

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

ITEM 11.   EXECUTIVE COMPENSATION
           ----------------------

(a)   Executive Officer Compensation and Arrangements

Executive Compensation:

The following table sets forth information with respect to all compensation paid to the Company's Chief Executive Officer. There were no other executives whose compensation exceeded $100,000 for services rendered in all capacities to the Company, during 1998.

                                                   Long Term Compensation
                         Annual Compensation            Awards Payout
                       -----------------------  -----------------------------
                                                 Rest-
                                       Other     ricted  Secur.         All
Name and                               Annual    Stock   Under.  LTIP   Other
Principal         Year  Salary   Bonus  Comp.(1) Awards Opt/SAR Payouts Comp.
Position           No.     $       $       $       $       #      $       $
----------------  ----  -------  ------  -----   -----  -------  -----  -----
Jerry A. Bragiel  1998  180,773   39,210    -0-     -0-      -0-    -0-    -0-
President and
Chief Executive   1997  112,492       -0-   -0-     -0-      -0-  125,000  -0-
Officer (Note 2)

(1) 	The amounts are below threshold reporting requirements.

(2) 	Mr. Bragiel was hired as President and CEO in May 1997.

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

The Company also has an indemnification agreement with each officer of the Company that provides that the Company shall indemnify the officer against certain claims, which may be asserted against him by reason of serving as an officer of the Company. The following table provides certain information with respect to the number and value of unexercised options outstanding as of December 27, 1998. (No options were exercised by the named executive officer during 1998.)

Aggregated 1998 Option Exercises and December 27, 1998 Option Values:

                                                 Number of
                                                Securities        Value of
                                                Underlying       Unexercised
                      Shares                    Unexercised      In-the-Money
                     Acquired on  Value          Options/          Options/
                      Exercise   Realized       Exercisable/       Exerc./
Name                     (#)       ($)         Unexercisable       Unexer.
--------------------- --------  ---------- ----------------------  --------
Jerry A. Bragiel, CEO    -0-      -0-      125,000/50,000/75,000    $0/$0

All outstanding options were out of the money at December 27, 1998.

Compensation Committee Interlocks and Insider Participation

Messrs. Perelman, Kipling and John R. Gross presently serve as members of the Compensation Committee. None of these members was an officer or employee of the Company, a former officer of the Company, or a party to any relationship requiring disclosure under Item 404 of SEC Regulation S-K during 1998.

(b)   Director Compensation Arrangements
      ----------------------------------

Information regarding director compensation is set forth under Item 10(b) above.

Item 12:   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
           OWNERS AND MANAGEMENT
           ----------------------------------------

The following tabulation shows, as of December 27, 1998, (a) the name, address and Common Share ownership for each person known by the
Company to be the beneficial owner of more than five percent of the
Company's outstanding Common Shares,   (b) the Common Share ownership
of each director, (c) the Common Share ownership for each executive officer named in the compensation table, and (d) the Common Share ownership for all directors and executive officers as a group.

                              Number of Common
                              Shares Beneficially     Percent of Common
Beneficial Owner              Owned (1)	             	Shares Outstanding
---------------------------   -------------------     ------------------
RGP Holding, Inc.
 225 City Line Avenue
 Bala Cynwyd, Pennsylvania     661,600 (2)             18.1% (2)

Echlin Inc.
 100 Double Beach Road
 Branford, Connecticut         600,000 (3)             16.4% (3)

John R. Gross
 Director (6)                  110,212                  3.0%

Champion Parts, Inc.
Employee Stock Ownership Plan
 c/o Champion Parts, Inc.
 751 Roosevelt Rd.
 Bldg. 7, Suite 110
 Glen Ellyn, IL                 43,134 (3)              1.2% (4)

Raymond F. Gross
 Director                       31,164                  *

Gary S. Hopmayer
 Director (3)                        -                  -

Barry L. Katz
 Director (2)                      250                  *

Edward R. Kipling
 Director (3)                    2,000                  *

Raymond G. Perelman,
 Director                      661,600 (2)             18.1% (2)

Jerry A. Bragiel
 President and CEO              13,984                  *

All directors and
 executive officers as
 a group (8 persons)(5)        821,210                 22.5%

     * Not greater than 1%.            -22-

(1)	Information with respect to beneficial ownership is based on information furnished to the Company or contained in filings made with the Securities and Exchange Commission.

(2)	RGP Holding, Inc. is indirectly controlled by Mr. Perelman.  Pursuant to an agreement between the Company, Mr. Perelman and RGP Holding, Inc. dated September 20, 1993 and amended October 9, 1995, Mr. Perelman and RGP granted to the proxy holders appointed by the Board of Directors of the Company the proxy to vote all shares beneficially owned by them, including shares held by any affiliates (the "Perelman Shares"), for the election of certain nominees. Mr. Perelman and RGP have also agreed, among other things, not to solicit proxies in opposition to such nominees.

(3)	All shares owned by Echlin Inc. ("Echlin") are subject to a Stock Purchase
Agreement dated March 18, 1987 between the Company and Echlin.  Under the
Stock Purchase Agreement, Echlin may vote its shares in its discretion.
During the fiscal year ended December 27, 1998, the Company did not purchase or sell any components used in the remanufacture of automotive parts to Echlin.
On March 9, 1992, Echlin notified the Company that it was exercising its limited market protection rights under the Stock Purchase Agreement.
Accordingly, the Company issued a $2,400,000 promissory note to Echlin, which was paid to Echlin in quarterly installments of $200,000. The note carries an interest rate of 1% above prime. In April 1995, the Company defaulted on the final installment of this note. It subsequently paid $100,000 in 1995 and in 1997 the remaining $100,000 was settled by means of the vendors' composition agreement.

Messrs. Hopmayer and Kipling were nominated as directors pursuant to the Stock Purchase Agreement.

(4)	Mr. Jerry A. Bragiel votes shares held by this plan as trustee.  Employees participating in the Stock Ownership Plan are entitled to direct the trustees as to the voting of shares allocated to their accounts. Unallocated Stock Ownership Plan shares will be voted in the same manner, proportionately, as the allocated Stock Ownership Plan shares for which voting instructions are received from employees. For more information concerning the ownership and voting of shares held by the Stock Ownership Plan and the trustees, see note (5) below.

(5)	 Does not include 43,134 shares allocated to the accounts of employees other than executive officers under the Stock Ownership Plan. Each of the participants in the Stock Ownership Plan is entitled to direct the trustees as to the voting of shares allocated to his or her account.

(6)	As of December 27, 1998 Elizabeth Gross, her children and members of their immediate families beneficially owned 200,000 Common Shares, or approximately 5.5% of the Common Shares outstanding. John R. Gross and Raymond F. Gross, children of Elizabeth Gross, are directors of the Company.


Item 13.   Certain Relationships and Related Transactions
           ----------------------------------------------

Information required under this Item 13 is set forth above under Part III,
Item 12, Notes (2) and (3) and in Part III, Item 11, Compensation Committee Interlocks and Insider Participation.

PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K
           ----------------------------------------------------------------

           (a)  Consolidated Financial Statements and Schedule and Exhibits:

           (1. And 2.) The consolidated financial statements and schedule listed in the accompanying table of contents for consolidated financial statements are filed herewith.

           (3.) The exhibits required by Item 601 of Regulation S-K and filed herewith are listed in the exhibit index, which follows the consolidated financial statements and financial statement schedule and immediately precedes the exhibits filed. Pursuant to Regulation S-K, Item 601(b)(4)(iii),the Company has not filed with Exhibit (4) any instrument with respect to long-term debt (including individual bank lines of credit, mortgages and instruments relating to industrial revenue bond financing) where the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of each such instrument to the Securities and Exchange Commission on request.

           (b)  Reports on Form 8-K: None

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           CHAMPION PARTS, INC.


Date: March 26, 1999                     By:  /s/ Jerry A. Bragiel
      -----------------                  -------------------------
                                         Jerry A. Bragiel
                                         President and Chief Executive Officer
                                         And Principle Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons have signed this report below on March 26, 1998.


By:   /s/ Jerry A. Bragiel                   By:   /s/ Gary S. Hopmayer
----------------------------                 --------------------------
Jerry A. Bragiel, President                  Gary S. Hopmayer, Director


By :                                         By:   /s/ Edward R. Kipling
-----------------------------                ---------------------------
Raymond G. Perelman, Director                Edward R. Kipling, Director


By :                                         By:   /s/ Raymond F. Gross
-----------------------------                -----------------------------
Barry L. Katz, Director                      Raymond F. Gross, Director


By:  /s/ John R. Gross                       By:   /s/ Richard W. Simmons
-----------------------------                -----------------------------
John R. Gross, Director                      Richard W. Simmons
                                             Corporate Controller/Secretary

                  CHAMPION PARTS, INC. AND SUBSIDIARIES


Consolidated Financial Statements and Financial Statement Schedule comprising
Item 8 and Items 14(a)(1) and (2) for the Years Ended December 27, 1998, December 28, 1997, and December 29, 1996 and Report of Independent Certified Public Accountants.

                  CHAMPION PARTS, INC. AND SUBSIDIARIES
                             TABLE OF CONTENTS



                                                                    Page

Report of Independent Certified Public Accountants                    28

Consolidated Financial Statements (Item 14(a)(1)):

The following consolidated financial statements of Champion Parts, Inc. and subsidiaries are included in Part II, Item 8:

Consolidated balance sheets - December 27, 1998 and
  December 28, 199                                                 29-30

Consolidated statements of operations - years ended
 December 27, 1998, December 28, 1997 and
 December 29, 1996                                                    31

Consolidated statements of stockholders' equity
 (deficit) - years ended December 27, 1998,
  December 28, 1997 and December 29, 1996                             32

Consolidated statements of Comprehensive Income (Loss)
 - years ended December 27, 1998, December 28, 1997 and
 December 29, 1996                                                    33

Consolidated statements of cash flows - years ended
 December 27, 1998, December 28, 1997 and
 December 29, 1996                                                 34-35

Notes to consolidated financial statements                         36-51

Consolidated Financial Statement Schedule (Item 14(a)(2)):

Schedule II - Valuation and qualifying accounts                       52

All other schedules are omitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements or notes thereto.

            REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors of
Champion Parts, Inc.
Glen Ellyn, Illinois



We have audited the accompanying consolidated balance sheets of Champion Parts, Inc. and Subsidiaries as of December 27, 1998 and December 28, 1997 and the related consolidated statements of operations, stockholders' equity (deficit), comprehensive income (loss) and cash flows for each of the three years in the period ended December 27, 1998. We have also audited the accompanying Schedule II, "Valuation and Qualifying Accounts." These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 10, 82% of the Company's sales in the year ended December 27, 1998 are concentrated in three customers. The loss of one or more of these customers could have a material adverse effect on the Company's financial condition and results of operations.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Champion Parts, Inc. and Subsidiaries at December 27, 1998 and December 28, 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 27, 1998 in conformity with generally accepted accounting principles.

Also, in our opinion the schedule presents fairly, in all material respects, the information set forth therein.


/s/ BDO Seidman, LLP


Chicago, Illinois
March 22, 1999

                   CHAMPION PARTS, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS


                                      December 27, 1998    December 28, 1997
                                      -----------------    -----------------
ASSETS

CURRENT ASSETS:
Cash                                   $     784,000        $    488,000
Accounts receivable, less allowance
for uncollectible accounts of
$339,000 and $448,000 in 1998 and
1997, respectively                         4,701,000           4,497,000

Inventories                                6,414,000           6,192,000

Prepaid expenses and other assets            388,000             342,000

Deferred income tax asset                    380,000             417,000
                                        ------------        ------------
Total current assets                      12,667,000          11,936,000

PROPERTY, PLANT AND EQUIPMENT:
Land                                         197,000             259,000
Buildings                                  7,821,000           7,821,000
Machinery and equipment                   12,720,000          12,675,000
                                        ------------        ------------
                                          20,738,000          20,755,000

Less:  Accumulated depreciation           16,125,000          15,473,000
                                        ------------        ------------
                                           4,613,000           5,282,000

OTHER ASSETS                                  39,000              58,000
                                        ------------        ------------
TOTAL ASSETS                            $ 17,319,000        $ 17,276,000
                                        ============        ============


The accompanying notes are an integral part of these statements.

                   CHAMPION PARTS, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)
                                       December 27, 1998    December 28, 1997
                                       -----------------    -----------------
CURRENT LIABILITIES:
Accounts payable                        $  5,297,000         $  5,479,000
Accrued expenses:
Salaries, wages and employee benefits        817,000              778,000
Other accrued expenses                     6,211,000            5,805,000
Taxes other than income                      170,000              285,000
Current maturities of long-term debt:
Current maturities - term notes              601,000                   -0-
Current maturities - Vendor debt             167,000              118,000
Current maturities - IRB Loan                300,000            1,500,000
Short-term notes payable - revolver               -0-           5,155,000
                                        ------------        -------------
Total current liabilities                 13,563,000           19,120,000

DEFERRED INCOME TAXES                        351,000              351,000

LONG-TERM DEBT:
Long-term notes payable - revolver           699,000                   -0-
Long-term notes payable - term notes       2,203,000                   -0-
Long-term notes payable - Vendors          2,361,000            2,377,000
Industrial Revenue Bond (IRB)              1,000,000                   -0-
                                        ------------         ------------
   Total long-term debt                    6,263,000            2,377,000

STOCKHOLDERS' EQUITY (DEFICIT):

Preferred stock - No par value;
  authorized, 10,000,000 shares:
  issued and outstanding, none                    -0-                  -0-

Common stock - $.10 par value;
  authorized, 50,000,000 shares:
  issued and outstanding, 3,655,266          366,000              366,000
Additional paid-in capital                15,578,000           15,578,000
(Accumulated deficit)                    (18,385,000)         (19,888,000)
Accumulated other comp. inc/(loss)          (417,000)            (628,000)
                                        ------------         ------------
   Total Stockholders' Equity (Deficit)   (2,858,000)          (4,572,000)
                                        ------------         ------------
Total Liabilities and
  Stockholders' Equity (Deficit)        $ 17,319,000         $ 17,276,000
                                        ============         ============

The accompanying notes are an integral part of these statements.

                 CHAMPION PARTS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF OPERATIONS YEARS ENDED

                               December 27,   	December 28,    December 29,
                                  1998            1997            1996
                               ------------    ------------    ------------
Net Sales                      $ 26,442,000    $ 24,165,000    $ 27,556,000

Costs and Expenses:
  Cost of products sold          22,192,000      20,545,000      23,225,000
   Selling, dist. and admin.      2,475,000       3,505,000       4,382,000
                               ------------    ------------    ------------
Total costs and expenses       $ 24,667,000    $ 24,050,000    $ 27,607,000

Operating income (loss)           1,775,000         115,000         (51,000)

Non-operating (income) expense:
   Gain on disposal of assets      (277,000)             -0-             -0-
   Interest expense                 865,000         973,000       1,489,000
   Other non-operating income       (79,000)       (102,000)        (80,000)
                               ------------    ------------    ------------
Total non-operating expense         509,000         871,000       1,409,000

Earnings/(Loss) Before Income
  Taxes and Extraordinary Gain    1,266,000        (756,000)     (1,460,000)
Income Taxes                         42,000              -0-          7,000
                               ------------    ------------    ------------
Earnings/(Loss)
Before Extraordinary Gain         1,224,000        (756,000)     (1,467,000)
Extraordinary Gain                  279,000         596,000              -0-
                               ------------    ------------    ------------
Net Income/(Loss)              $  1,503,000    $   (160,000)   $ (1,467,000)

Weighted Average Common Shares
   Outstanding at Year-end        3,655,266       3,655,266       3,655,266

Earnings per Common Share - Basic and Diluted:
----------------------------------------------

Net Income/(Loss) From Operations
  Per Common Share             $       0.33    $     (0.21)   $       (0.40)
                               ------------    ------------    ------------
Extraordinary Gain
 per Common Share              $       0.08    $      0.16    $          -0-
                               ------------    -----------     ------------
Net Income/(Loss)
 per Common Share              $       0.41    $     (0.05)   $       (0.40)
                               ------------    -----------     ------------

The accompanying notes are an integral part of these statements.

                   CHAMPION PARTS, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                    THREE YEARS ENDED DECEMBER 27, 1998

                                                                  Accumulated
                                       Additional                    Other
                    Common Stock        Paid-in    (Accumulated  Comprehensive
                  Shares    Amount      Capital       Deficit)   Income/(Loss)
                ---------  ---------  -----------  -------------  ----------
BALANCE,
 Dec. 31, 1995  3,655,266  $ 366,000  $ 15,578,000  $(18,261,000)  $(592,000)

Net Loss                -          -             -    (1,467,000)          -
Foreign currency
 translation adj.       -          -             -             -    (109,000)
                ---------  ---------  ------------  ------------  ----------
BALANCE,
 Dec. 29, 1996  3,655,266  $ 366,000  $ 15,578,000  $(19,728,000) $ (701,000)

Net loss                -          -             -      (160,000)          -

Foreign currency
 translation adj.       -          -             -             -      73,000
                ---------  ---------  ------------  ------------  ----------
BALANCE,
 Dec. 28, 1997  3,655,266  $ 366,000  $ 15,578,000  $(19,888,000) $ (628,000)

Net Income              -          -             -     1,503,000           -

Foreign currency
 translation adj.       -          -             -             -     211,000
                ---------  ---------  ------------  ------------  ----------
BALANCE,
 Dec. 27, 1998  3,655,266  $ 366,000  $ 15,578,000  $(18,385,000) $ (417,000)
                =========  =========  ============  ============  ==========

The accompanying notes are an integral part of these statements.

                   CHAMPION PARTS, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                    THREE YEARS ENDED DECEMBER 27, 1998

                                             Years Ended
                             ------------------------------------------
                              December 27,  December 28,   December 29,
                                 1998           1997           1996
                             ------------   ------------   ------------
Net Income/(loss)            $ 1,503,000    $  (160,000)   $(1,467,000)
Other comprehensive
 income (loss):
  Foreign currency
   translation adj.              211,000         73,000       (109,000)
                             ------------   ------------   ------------
Comprehensive income (loss)  $ 1,714,000    $   (87,000)   $(1,576,000)
                             ===========    ===========    ============


Components of accumulated other comprehensive income (loss), included in the Company's consolidated balance sheet, consist of the foreign currency translation adjustment.


The accompanying notes are an integral part of these statements

                  CHAMPION PARTS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CASH FLOWS - YEARS ENDED

                              December 27,   December 28,   December 29,
                                 1998           1997           1996
                              ------------   ------------   ------------
CASH FLOWS FROM
 OPERATING ACTIVITIES:
----------------------
Net Income/(Loss)             $  1,503,000   $  (160,000)   $ (1,467,000)
Adj. to reconcile net
 income/(loss) to net cash
 provided by operations:
   Extraordinary Gain             (279,000)      (596,000)            -0-
   Depr. and amort.                711,000        773,000        965,000
   Prov. for losses on A/R              -0-            -0-         6,000
   Prov. for inv. write-off        495,000        315,000             -0-
   Gain on disposal of assets     (277,000)            -0-            -0-
   Deferred inc. tax & other            -0-        17,000         50,000
Changes in assets and liab.:
   Accounts receivable            (204,000)       632,000       (398,000)
   Inventories                    (717,000)       533,000      3,662,000
   Accounts payable                 68,000        422,000        727,000
   Accrued expenses and other      321,000       (852,000)      (403,000)
                              ------------   ------------   ------------
     Net cash provided by
       operating activities      1,621,000      1,084,000      3,142,000
                              ------------   ------------   ------------
CASH FLOW FROM
 INVESTING ACTIVITIES:
----------------------
   Capital expenditures            (74,000)      (561,000)       (47,000)
   Proceeds from sale of
   property, plant and equip.      328,000         22,000      3,419,000
                              ------------   ------------   ------------
NET CASH PROVIDED (USED)
 BY INVESTING ACTIVITIES           254,000       (539,000)     3,372,000
                              ------------   ------------   ------------
CASH FLOWS FROM
 FINANCING ACTIVITIES:
----------------------
   Net (payments) under line
    of credit agreement        (4,967,000)      (773,000)    (5,701,000)
   Net borrowings under
    revolving loan agreement      699,000             -0-            -0-
   Borrowings under term notes  3,005,000             -0-            -0-
   Principal payments on long
    term debt obligations        (527,000)       (64,000)      (869,000)
                             ------------   ------------   ------------
NET CASH USED BY FINANCING
 ACTIVITIES                    (1,790,000)      (837,000)    (6,570,000)

                  CHAMPION PARTS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CASH FLOWS - YEARS ENDED

                              December 27,  December 28,   December 29,
                                 1998          1997           1996
                             ------------   ------------   ------------
EFFECTS OF EXCHANGE RATE
 CHANGES ON CASH             $    211,000   $     73,000   $   (111,000)
                             ------------   ------------   ------------
NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS        296,000       (219,000)      (167,000)
CASH AND CASH EQUIVALENTS
  Beginning of year               488,000        707,000        874,000
                             ------------   ------------   ------------
CASH AND CASH EQUIVALENTS
  End of year                $    784,000   $    488,000   $    707,000
                             ============   ============   ============

The accompanying notes are an integral part of these statements.

CHAMPION PARTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 27, 1998,  DECEMBER 28, 1997
AND DECEMBER 29, 1996

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

FISCAL YEAR:

The Company operates on a 52-week fiscal calendar.
Consolidation Policy - The consolidated financial statements include the accounts of Champion Parts, Inc. and its subsidiaries (the "Company").
All significant intercompany transactions and balances have been eliminated in consolidation.

ACCOUNTS RECEIVABLE:

From time to time the Company's customers may be in a net credit balance position due to the timing of sales and core returns. At December 27, 1998 and December 28, 1997 customers in a net credit balance position totaled approximately $3,500,000 and $3,800,000, respectively, and are reported as a component of accounts payables. Merchandise purchases are normally used to offset net credit balances.

INVENTORIES:

Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventory consists of material, labor and overhead costs.

PROPERTY, PLANT AND EQUIPMENT:

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

Expenditures for maintenance and repairs are charged to operations; major expenditures for renewals and betterment's are capitalized and depreciated over their estimated useful lives.

EXCESS OF PURCHASE PRICEOVER NET ASSETS ACQUIRED:

The Company is amortizing the excess of purchase price over net assets acquired over a 25-year period. The unamortized amount of goodwill was $13,000 and $19,000 in 1998 and 1997, respectively. The accumulated amortization was $42,000 and $36,000 in 1998 and 1997, respectively.

DEFERRED CHARGES:

Costs of issuing long-term debt are deferred and amortized over the terms of the related issues.

BUSINESS SEGMENTS:

The Company remanufactures and distributes replacement fuel systems components, constant velocity joint assemblies, and other electrical and mechanical replacement parts principally for the passenger car, agricultural and heavy duty aftermarket industry in the United States and Canada. See Note 16 for a further discussion of business segments.

REVENUE RECOGNITION:

The Company recognizes sales when products are shipped. Net sales reflect deductions for cores (used units) returned for credit and other customary returns and allowances. Such deductions and returns and allowances are recorded currently based upon continuing customer relationships and other criteria. The Company's customers are encouraged to trade-in re-buildable cores for products, which are included in the Company's current product line.

Credits for cores are allowed only against purchases of similar remanufactured products. Total available credits are further limited by the dollar volume of purchases. Product and core returns, reflected as reductions in net sales, were $16,000,000 (1998), $14,700,000 (1997) and $17,300,000 (1996).

TRANSLATION OF FOREIGN CURRENCIES:

The Company follows the translation policy as provided by Statement of financial accounting Standards Board No. 52. Accordingly, assets and liabilities are translated at the rates of exchange on the balance sheet dates. Income and expense items are translated at the average exchange rates prevailing throughout the years. The resultant translation gains or losses are included as a component of stockholders' equity designated as "cumulative translation adjustments". Gain and losses from foreign currency transactions are included in net income and are not significant.

NET INCOME (LOSS) PER COMMON SHARE:

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No.128 "Earnings Per Share", which the Company has adopted. Basic EPS is calculated by dividing the income
(loss) available to common shareholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. "Diluted" EPS gives effect to all dilutive potential common shares outstanding for the period.

For all periods presented in the Consolidated Statements of Operations, the effect of including stock options and warrants would have been antidilutive. Accordingly, basic and diluted EPS for all periods presented are equivalent.

ESTIMATES:

The accompanying financial statements include estimated amounts and disclosures based on management's assumptions about future events. Actual results may differ from these estimates.

RECENT ACCOUNTING PRONOUNCEMENTS:

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair market value. The Company, to date, has not engaged in derivative and hedging activities.

In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on Costs of Start-Up Activities," which requires costs of start-up activities and organization costs to be expensed as occurred. The Company has not engaged in start-up activities nor incurred any organization costs.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130) and No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS No. 131), and No. 132 "Employers' Disclosures About Pension and Other Postretirement Plans" (SFAS No. 132). SFAS 130 establishes standards for reporting and displaying comprehensive income, its components and accumulated balances. SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. SFAS 132 enhances the disclosures related to pensions and other postretirement benefits. SFAS 130, SFAS 131 and SFAS 132 are effective for periods beginning after December 15, 1997. The Company adopted these new standards in 1998, and their adoption had no material effect on the Company's financial statements and disclosures.

RECLASSIFICATIONS:

Certain items in the prior year financial statements have been reclassified to conform with the current year presentation.

2.   EXTRAORDINARY GAIN:
     -------------------
In 1998, an extraordinary gain of $187,000 resulted from the former banks' forgiveness of $300,000 of prior loans and fees, which was netted with costs of $113,000 incurred in relation to the settlement. In addition, creditor debt restructuring settlements resulted in $92,000 of extraordinary gains recognized in the second and third quarters of 1998. Total extraordinary gains recorded in the fiscal year ending December 27, 1998 were $279,000.

In 1997, the Company reached a composition agreement with over 90% of its unsecured trade creditors with past due balances of approximately $3.4 million. Under the terms of this agreement, the Company made a cash distribution in the amount of 10% of the total restructured indebtedness, issued approximately
$1.0 million in non-interest bearing promissory notes and issued other obligations entitling the trade creditors to a portion of the Company's defined free cash flow in years 2005 to 2009 of up to an aggregate of approximately $1.5 million. This resulted in an extraordinary gain of $596,000 for the year ended December 28, 1997.

3.   INVENTORIES
     -----------
Inventories consist of the following:

                             December 27,     December 28,
                                1998	            1997
                             ------------     ------------
Raw materials                $  2,491,000    $   1,867,000
Work-in-process                 2,208,000        2,641,000
Finished goods                  1,715,000        1,684,000
                             ------------     ------------
   Total Inventories         $  6,414,000    $   6,192,000
                             ============    =============

Included in inventories were cores of $2,624,000 (1998) and $2,460,000 (1997).

In 1995 the Company recorded a $6,100,000 provision in cost of products sold to reflect the Company's decision to exit the manufacturing and sale of automotive electrical and mechanical products to traditional warehouse distributors and retailers. Write-downs reflect losses realized and expected to be realized on liquidating the inventory made excess by this decision. Included in inventories above were reserves of $570,000 (1998) and $997,000 (1997) related to discontinued product lines.

4.   DEBT
     ----

                                                 December 27,    December 28,
Debt consists of the following:                    1998            1997
-----------------------------------------       ------------   ------------
Long-term revolving credit at prime
 (7.75% at December 27, 1998) plus 1-3/4%
 Secured by receivables, inventory,
 and certain other fixed assets                 $    699,000   $         -0-

$2,170,000 term note secured by property
 Monthly principal payments of $36,167 with
 entire unpaid balance (approximately $470,000)
 due August 2002.  Monthly interest is due at
 prime plus 1-3/4% on unpaid principal balance     2,025,000             -0-

$835,000 term note secured by certain machinery
 and equipment.  Monthly principal payments of
 $13,912 with entire unpaid balance (approx.
 $470,000) due August 2002.  Monthly interest is
 due at prime plus 1-3/4% on unpaid principal bal.   779,000             -0-

Bank loan, revolving credit.  Loan
 Paid in full, 1998                                       -0-     5,155,000

Capitalized lease obligations under Industrial
 Revenue Bonds, at approximately 60% of prime
 rate, due in 2001, varying annual sinking
 fund payments commencing in 1998                  1,300,000      1,500,000

Promissory notes payable, non-interest bearing,
 Payable in 24 equal payments starting from
 June 1998                                           875,000        940,000

Earnout notes payable, non-interest bearing,
 Contingent to the availability of defined
 Free cash flow, payable up to $500,000
 Annually in years 2005-2009                       1,653,000      1,554,000

Other                                                     -0-         1,000
                                                ------------   ------------
Total debt                                         7,331,000      9,150,000
   Less portion due within one year                1,068,000      6,773,000
                                                ------------   ------------
Total long-term debt                            $  6,263,000   $  2,377,000
                                                ============   ============

Long-term debt maturities (including obligations under capital leases) are $1,068,000 (1999), $1,068,000 (2000), $1,468,000 (2001), $1,867,000 (2002),
$167,000 (2003) and $1,693,000 (after 2003).

In 1998, the Company entered into an agreement with NationsCredit Commercial Corporation for a four-year credit facility, consisting of a revolver and two term loans, to replace its bank financing. In connection with this agreement, the Company granted NationsCredit security interests in its property, equipment, inventory and receivables. Interest on amounts outstanding under this facility is payable at 1-3/4% above the prime rate plus commitment fees. This compares to 3-1/2% over prime that the Company was paying under its prior bank financing. The amount available under the new credit facility varies in relationship to collateral values, up to a maximum amount of $8.5 million including letter of credit accommodations of $2,200,000. At December 27, 1998 the balance outstanding on the new facility was $3,503,000 and letter of credit accommodations of $2,193,000.

The Company has reflected outstanding amounts under the credit agreement, long-term Vendor debt, and a $1,000,000 capitalized lease obligation as long-term debt in its 1998 financial statements.

The carrying amount of long-term debt (excluding the restructured vendor debt) approximates fair market value because the interest rates on substantially all the debt fluctuate based on changes in market rates.


5.   INCOME TAXES
     ------------
The Company uses an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

The income tax provision (benefit) consists of the following:

CURRENT                           1998           1997           1996
--------------------          ------------   ------------   ------------
Federal                       $     41,000   $     (8,000)  $    (50,000)
Foreign                                 -0-            -0-            -0-
State and local                      1,000          1,000          7,000
                              ------------   ------------   ------------
Total Current                 $     42,000   $     (7,000)  $    (43,000)
                              ------------   ------------   ------------
DEFERRED
-------------------
Federal                       $         -0-  $      7,000   $     50,000
Foreign                                 -0-            -0-            -0-
State and local                         -0-            -0-            -0-
                              ------------   ------------   ------------
Total deferred                $         -0-  $      7,000   $     50,000
                              ------------   ------------   ------------
Total Liability               $     42,000   $         -0-  $      7,000
                              ============   ============   ============

The Company has provided a valuation reserve to write-down deferred tax assets due to uncertainty of its ability to utilize them in future periods.

At December 27, 1998 the Company had federal, state and foreign net operating loss carry forwards of $13,439,000, $11,917,000 and $1,641,000, respectively.
Federal loss carry forwards begin to expire in 2010. The Company also had $499,000 of tax credits, which can be carried forward indefinitely.

The effective tax rate differs from the U.S. statutory federal income tax rate of 34% as described below:


                                1998           1997           1996
                            ------------   ------------   ------------
Income tax (benefit) at
  statutory rate            $    525,000   $    (54,000)  $   (499,000)
Valuation  allowance            (537,000)        53,000        499,000
State income taxes
  net of federal income tax       54,000          1,000          7,000
                            ------------   ------------   ------------
                            $     42,000   $         -0-  $      7,000
                            ============   ============   ============

Deferred tax assets and liabilities are comprised of the following at December 27, 1998 and December 28, 1997:


                                   1998                      1997
                            Assets     Liabilities    Assets     Liabilities
                          ----------   -----------  ----------   -----------
Inventory reserves        $1,945,000                $1,881,000
Accrued vacation             241,000                   215,000
Fringe benefits	           1,325,000                 1,370,000
Depreciation                               226,000                   302,000
Bad debts                    156,000                    83,000
Write-off of
 foreign subsidiary          520,000                   547,000
Restructuring Reserves       218,000                   154,000
Environmental                293,000                   319,000
Net operating loss carry
   forward                 5,685,000                 6,499,000
Tax credit carry forward     499,000                   520,000
Valuation allowance      (10,661,000)              (11,465,000)
Other                        159,000       125,000     294,000        49,000
                          ----------    ----------  ----------    ----------
                          $  380,000    $  351,000  $  417,000    $  351,000
                          ==========    ==========  ==========    ==========

6.   EMPLOYEE STOCK OPTION AND AWARD PLANS
     -------------------------------------

1995 Stock Option Plan - On November 16, 1995, the Company's shareholders approved a 1995 Stock Option Plan. This plan provides for options to purchase up to 100,000 shares. Participants in the plan shall be those employees selected by the Compensation Committee of the Board of Directors.

Options shall be granted at the fair market value of the Company's Common Stock at the date of grant. No option may be exercised until six months after the grant date or after 10 years after the grant date. The options vest ratably over a period not to exceed five years. There are no options outstanding under the Plan at December 31, 1998.

Effective January 1, 1996, the Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". If the alternative accounting-related provisions of SFAS No. 123 had been adopted as of the beginning of 1995, the effect on 1996, 1997 and 1998 income before taxes and net income would have been immaterial.

Information with respect to stock options outstanding are as follows:

                                        1998        1997         1996
                                      --------    --------    ---------
Granted                                125,000     125,000       15,000
Average Option Price                   $0.4375     $0.4375       $ 1.00
At Year End:
Shares Underlying Options              125,000     125,000       70,000
Exercisable                             50,000      25,000       70,000
Available for Grant                         -0-         -0-      30,000

On March 28, 1997 (the "Grant Date"), the Company granted its President and Chief Executive Officer an option to purchase 100,000 Common Shares at a price of $.4375 per share. The options vest ratably at the rate of 25,000 shares per year and will expire in ten years from the Grant Date, subject to earlier termination of his employment. As of December 27, 1998 he had not exercised any of these options.

An additional 25,000 non-qualifying options were granted and will be available for exercise in the fifth year.

7.   EMPLOYEE SAVINGS PLANS
     ----------------------

Salaried employees with one year of service are eligible to participate in a 401(k) plan ("Thrift Program"). Under this program, contributions are 100% vested.

8.   EMPLOYEE RETIREMENT PLANS
     -------------------------

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

The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets over the two-year period ending December 31, 1998, and a statement of the funded status as of December 31 of both years:

                                                   Pension Benefits
                                         December 31, 1998  December 31, 1997
                                         -----------------  -----------------
Reconciliation of benefit obligation:
Obligation at January 1                     $ 7,526,000        $ 6,561,000
  Service Cost                                  147,000            143,000
  Interest Cost                                 516,000            485,000
  Actuarial (gain) loss                         337,000            557,000
  Benefit payments                              235,000            220,000
                                            -----------        -----------
Obligation at December 31                   $ 8,291,000        $ 7,526,000
                                            ===========        ===========
Reconciliation of fair value of plan assets:
Fair value of plan assets at January 1      $ 7,134,000        $ 6,095,000
  Actual return on plan assets                  541,000          1,251,000
  Employer contributions                         11,000              8,000
  Benefit payments                              235,000            220,000
                                            -----------        -----------
Fair value of plan assets at December 31    $ 7,451,000        $ 7,134,000
                                            ===========        ===========
Funded status:
   Funded status at December 31             $  (840,000)       $  (392,000)
   Unrecognized transition
    (asset) obligation                            5,000              4,000
   Unrecognized prior service costs              73,000             79,000
   Unrecognized (gain) loss                    (530,000)          (984,000)
                                            -----------        -----------
Net amount recognized                       $(1,292,000)       $(1,293,000)
                                            ===========        ===========

The plan's accumulated benefit obligation was $8,291,000 at December 31, 1998, and $7,526,000 at December 31, 1997.

The following table provides the components of net periodic benefit cost for the plans for fiscal years 1998 and 1997:

                                                   Pension Benefits
                                         December 31, 1998  December 28, 1997
                                         -----------------  -----------------
Service cost                                $   147,000        $   143,000
Interest cost                                   516,000            485,000
Expected return on plan assets                 (597,000)          (510,000)
Amortization of transition
  (asset) obligation                             (2,000)            (2,000)
Amortization of prior-service cost                6,000              6,000
Amortization of net (gain) loss                 (61,000)           (50,000)
                                            -----------       ------------
Net periodic benefit cost                         9,000             72,000
                                            -----------       ------------
Curtailment (gain) loss                              -0-                -0-
Settlement (gain) loss                               -0-                -0-
                                            -----------       ------------
Net periodic benefit cost after
  Curtailments and settlements              $     9,000       $     72,000
                                            ===========       ============

The amount included within other comprehensive income arising from a change in the additional minimum pension liability was $0 at December 31, 1998, and $0 at December 31, 1997.

The prior-service costs are amortized on a straight-line basis over the average remaining service period of active participants. Gains and losses in excess of 10% of the greater of the benefit obligation and the market-related value of assets are amortized over the average remaining service period of active participants.

The assumptions used in the measurement of the company's benefit obligation are shown in the following table:


                                                   Pension Benefits
                                         December 31, 1998  December 31, 1997
                                         -----------------  -----------------
Weighted-average assumptions
  as of December 31:
 Discount Rate                                  6.75%            7.00%

 Expected return on plan assets                 7.50%            8.50%

 Rate of compensation increase                   N.A.             N.A.

9.   LEASES
     ------

The Company leases certain plants and offices, and computer equipment. Certain of the real estate leases, constituting non-financing leases, have provisions for renewal. These lease renewals are primarily for five years. Obligations under capital leases are included as a part of long-term debt.

Total rental expense charged to operations was $159,000 (1998), $216,000 (1997), and $365,000 (1996).

Minimum commitments under all noncancelable operating leases at December 27, 1998 for the following five years are as follows:

                               Year       Amount
                              -----     ---------
                               1999      $  95,000
                               2000         91,000
                               2001         80,000
                               2002         22,000
                               2003          2,000
                              -----     ----------
                            Totals       $ 290,000
                                        ==========



10.   SALES TO MAJOR CUSTOMERS
      ------------------------

In 1998, sales to the Company's three largest customers were approximately
43%, 21%, and 18% of net sales. In 1997, sales to the Company's four largest customers were approximately 38%, 19%, 18% and 12% of net sales. In 1996 sales to the Company's four largest customers were approximately 37%, 17%, 14% and 14% of net sales. At December 27, 1998 accounts receivable balances of the Company's three largest customers were approximately 38%, 30% and 17% of total gross receivables. At December 28, 1997 accounts receivable balances of the Company's four largest customers were approximately 26%, 25%, 21% and 14% of total gross receivables.

The Company's primary product line is remanufactured carburetors, which accounted for 73% of 1998 net sales compared to 68% in 1997. The Company's main distribution channel is through two large retailers which accounted for 94% of 1998 net carburetor sales compared to 84% of 1997 net carburetor sales. The balance of the carburetor sales was to original equipment aftermarket customers and traditional warehouse distributors.

The loss of one of the Company's largest customers could have a material adverse effect on the Company's financial condition and results of operations.







11.   RELATED PARTY TRANSACTIONS
      --------------------------

On March 9, 1992, Echlin, Inc. exercised its market value rights under a 1992 stock purchase agreement with the Company. The Company reduced its Additional Paid-In Capital by $2,400,000 and recorded a note payable of the same amount, which is being paid to Echlin in quarterly installments of $200,000. The note carried an interest rate of 1% above prime. In 1997, the balance of the note payable was restructured in conjunction with the vendor composition agreement.

Total purchases from Echlin approximated $0, $750,000, and $1,175,000 in 1998,
1997, 1996, respectively, of which $0, $23,000, and $634,000 were unpaid at year-end 1998, 1997 and 1996 respectively.


12.   ENVIRONMENTAL MATTERS
      ---------------------

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

The Company has $863,000 in reserves for anticipated future costs of pending environmental matters at December 27, 1998. Such costs include the Company's estimated allocated share of remedial investigation/feasibility studies and clean up and disposal costs. Recoveries net of legal costs from insurance policy coverage or other third parties totaling $75,000 were recorded to the reserve in 1998. The Company's ultimate costs are subject to further development of existing studies and possible readjustment of the Company's pro rata share of total costs.














13.   INVESTMENTS
      -----------

The Company has a 50% equity investment in a foreign joint venture.  The
Company's wholly owned foreign subsidiary is a joint and several guarantor of
Canadian bank debt with its partner in the 50% owned Canadian venture.  The amount of the loan plus accrued and unpaid interest was Canadian $858,000 at
December 27, 1998.   In 1992, the Company wrote off its investment in the
venture and provided a reserve for a contingent liability to exit this venture.  The Company accounts for this venture using the equity method.
Given the venture's current financial situation and the pending guarantees from the subsidiary Company, the Company has continued to record its investment at a zero estimated net realizable value and to maintain a reserve for additional contingent financial exposure.


14.   OTHER ACCRUED EXPENSES
      ----------------------

Other accrued expenses consist of the following:


                              December 27, 1998    December 28, 1997
                              -----------------    -----------------
Interest                         $   143,000          $   173,000
Workers' compensation              1,939,000            2,195,000
Pension (See Note 8)               1,292,000            1,293,000
Medical insurance                      8,000              (12,000)
Rebates                              219,000               56,000
Environmental costs                  863,000              938,000
Restructuring                         14,000               22,000
Joint venture                        802,000              802,000
Stock adjustments                    614,000              202,000
Other items                          317,000              136,000
                                 -----------          -----------
Total other accrued expenses     $ 6,211,000          $ 5,805,000
                                 ===========          ===========

15.   SUPPLEMENTAL CASH FLOW INFORMATION
      ----------------------------------

Cash paid during the year for interest and income taxes was as follows:

                                1998          1997           1996
                             ----------    -----------    -----------
Interest                     $  895,000    $ 1,040,000    $ 1,461,000
Income taxes                      7,000             -0-            -0-

Supplemental Schedule of Noncash Investing and Financing Activities:

In 1998 and 1997, as a result of the vendor composition agreement, approximately $250,000 and $2,500,000 of trade payables were restructured into long-term notes payable, respectively. The extinguishment of the vendor debt resulted in an additional $92,000 and $596,000 of trade payables being forgiven, thus, resulting in an extraordinary gains in 1998 and 1997, respectively.

16.   BUSINESS SEGMENTS
      -----------------

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." Following the provisions of SFAS No. 131, the Company is reporting two operating business segments in the same format as reviewed by the Company's senior management. Segment one, Fuel Systems & C.V. Assemblies, remanufactures and sells replacement fuel system components (carburetors and diesel fuel injection components) and constant velocity drive assemblies for substantially all makes and models of domestic and foreign automobiles and trucks. Segment two, Electrical & Mechanical Products, remanufactures and sells replacement electrical and mechanical products for passenger car, agricultural and heavy-duty truck original equipment applications. Management uses operating income as the measure of profit or loss by business segment. Accounting policies of the operating segments are the same as described in the "Summary of Significant Accounting Policies" (see Note 1, page 39). Segment assets include amounts specifically identified with each operation. Corporate assets consist primarily of property and equipment.

Business segment information is as follows:

                                  December 27,   December 28,   December 29,
                                     1998           1997           1996
                                  ------------   ------------   ------------
Revenues:
Fuel Systems & C.V. Assemblies    $ 20,311,000   $ 17,020,000   $ 17,894,000
Electrical & Mechanical Products     6,131,000      7,145,000      9,662,000
                                  ------------   ------------   ------------
     Total Revenues               $ 26,442,000   $ 24,165,000   $ 27,556,000
                                  ============   ============   ============
Depreciation & Amortization Expense:
Fuel Systems & C.V. Assemblies    $    259,000   $    314,000   $    424,000
Electrical & Mechanical Products       374,000        427,000        436,000
Corporate                               78,000         32,000        105,000
                                  ------------   ------------   ------------
     Total                        $    711,000   $    773,000   $    965,000
                                  ============   ============   ============
Net Income/(Loss):
Fuel Systems & C.V. Assemblies    $  3,594,000   $  2,270,000   $  1,623,000
Electrical & Mechanical Products      (957,000)      (949,000)      (220,000)
Corporate                           (1,413,000)    (2,077,000)    (2,870,000)
                                  ------------   ------------   ------------
     Sub-Total Income/(Loss)         1,224,000       (756,000)    (1,467,000)
Extraordinary Gains                    279,000        596,000             -0-
                                  ------------   ------------   ------------
     Total Income/(Loss)          $  1,503,000   $   (160,000)  $ (1,467,000)
                                  ============   ============   ============

Capital Additions:
Fuel Systems & C.V. Assemblies    $     15,000   $     39,000   $      8,000
Electrical & Mechanical Products        28,000        127,000          8,000
Corporate                               31,000        395,000         31,000
                                  ------------   ------------   ------------
     Total capital additions      $     74,000   $    561,000   $     47,000
                                  ============   ============   ============
Total Assets:
Fuel Systems & C.V. Assemblies    $  7,535,000   $  8,292,000   $ 11,514,000
Electrical & Mechanical Products     8,138,000      7,216,000      7,001,000
Corporate                            1,646,000      1,768,000      1,151,000
                                  ------------   ------------   ------------
     Total assets                 $ 17,319,000   $ 17,276,000   $ 19,666,000
                                  ============   ============   ============

CHAMPION PARTS, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                  Additions to/
                     Balance at      Charged      (Deductions)    Balance
                     Beginning         to            From          at End
                     of Period      Operations      Reserves      of Period
                    ------------   ------------   ------------   ------------
ALLOWANCE FOR
UNCOLLECTIBLE
ACCOUNTS:

Year Ended
December 29, 1996   $ 1,715,000    $     6,000    $  (926,000)   $   795,000
                    -----------    -----------    -----------    -----------
Year Ended
December 28, 1997   $   795,000    $        -0-   $  (347,000)   $   448,000
                    -----------    -----------    -----------    -----------
Year Ended
December 27, 1998   $   448,000    $        -0-   $  (109,000)   $   339,000
                    -----------    -----------    -----------    -----------


                                                 Additions to/
                     Balance at      Charged     (Deductions)     Balance
                     Beginning         to             From         at End
                     of Period      Operations      Reserves      of Period
                    ------------   ------------   ------------   ------------
INVENTORY RESERVES:

Year Ended
December 29, 1996   $ 10,455,000   $         -0-  $ (3,797,000)  $  6,658,000
                    ------------   ------------   ------------   ------------
Year Ended
December 28, 1997   $  6,658,000   $    315,000   $ (2,299,000)  $  4,674,000
                    ------------   ------------   ------------   ------------
Year Ended
December 27, 1998   $  4,674,000   $    495,000   $   (221,000)  $  4,948,000
                    ------------   ------------   ------------   ------------












                              CHAMPION PARTS, INC.
                                 EXHIBIT INDEX
                                  ___________

(Pursuant to Item 601 of Regulation S-K)


NO.	DESCRIPTION AND PAGE OR INCORPORATION REFERENCE

Articles of Incorporation and By-Laws:

(3)(a) Articles of Incorporation (incorporated by reference to Registrant's
       Quarterly Report on Form 10-Q for the quarter ended June 30, 1988).

(3)(b)	By Laws (incorporated by reference to Registrant's current report on
       Form 8-K filed June 5, 1997).

Instruments Defining the Rights of Security
Holders, Including Indentures:

(4)(a)	Stock Purchase Agreement dated March 18, 1987 between the Registrant and Echlin Inc.

(4)(b)	Specimen of Common Share Certificate

(4)(c)	Articles of Incorporation (see Exhibit (3)(a) above).

(4)(d)	By-Laws (see Exhibit (3)(b) above).
       (With respect to long-term debt instruments, see "Item 14. Exhibits,
        Financial Statement Schedules, and Reports on Form 8-K").

Material Contracts:

(10)(a)	Agreement, as amended, between Registrant and Raymond G. Perelman dated September 20, 1993 (incorporated by reference to Registrant's current Report on Form 8-K dated March 7, 1994.)

(10)(b)	Letter Agreement dated October 9, 1995 between Registrant and RGP
        Holding, Inc. (incorporated by reference to Registrant's quarterly report on Form 10-Q filed November 24, 1995).

(10)(c) 1995 Stock Option Plan as of November 1, 1995 (incorporated by reference to Registrant's 1995 Proxy).

(10)(d) Severance Agreement dated March 28, 1997 between the Registrant and
        Jerry A. Bragiel  (incorporated by reference to the Registrant's
        annual report on Form  10K, year ended December 28, 1997).    (1)

(10)(e) Employment and Stock Option Agreement between the registrant and
        Jerry A. Bragiel dated March 28, 1997. (incorporated by reference to the Registrant's annual report on Form  10K, year ended
        December 28, 1997).    (1)






(10)(f) Settlement Agreement dated July 1, 1997 between the Registrant and
        Unsecured Trade Creditors (Incorporated by reference to Current
        Report on Form 8-K July 30, 1997).

(10)(g) Loan and Security Agreement dated August 6, 1998 between the
        Registrant and NationsCredit Commercial Corporation through its
        NationsCredit Commercial Funding Division (incorporated by reference to Registrant's quarterly report on Form 10-Q, June 29, 1998).

Additional Exhibits:

(21)   	List of Subsidiaries of Registrant (incorporated by reference to
        Registrant's Annual Report on Form 10-K for the fiscal year ended
        December 29, 1991).

(27)   	Financial Data Schedules

Note:	(1) Denotes management contract or compensatory plan or arrangement required to be filed as an Exhibit to this report pursuant to item
          601 of Regulation S-K.

                                 _________

































                                       -54-

