Form 10-Q
period 1999-03-28
CHAMPION PARTS INC
filed 1999-05-17
CIK 19161

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                  FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 28, 1999

                     Commission file number  1-7807

                            Champion Parts, Inc.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

              Illinois                             36-2088911
    -------------------------------     ---------------------------------
    (State or other jurisdiction of     I.R.S. Employer Identification No.
     incorporation or organization)

              751 Roosevelt Road, #7-110, Glen Ellyn, IL   60137
              --------------------------------------------------
                   (Address of principal executive offices)

                                630-942-8317
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]  No [ ]

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                 Class                  Outstanding at March 28, 1999
     ------------------------------     -----------------------------
     Common Shares - $.10 par value               3,655,266

                         PART I.  FINANCIAL INFORMATION

    Item 1.  FINANCIAL STATEMENTS

                     CHAMPION PARTS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      FOR THE PERIOD ENDING MARCH 28, 1999
                                         March 28, 1999    December 27, 1998
                                         --------------    -----------------
                                           (Unaudited)          (Audited)
    ASSETS
    CURRENT ASSETS:

    Cash                                 $  1,083,000        $   784,000

    Accounts receivable, less allowance
    for uncollectible accounts of
    $339,000 and $448,000 in 1999 and
    1998, respectively                      4,558,000          4,701,000

    Inventories                             6,288,000          6,414,000

    Prepaid expenses and other assets         451,000            388,000

    Deferred income tax asset                 347,000            380,000
                                          -----------        -----------
          Total current assets             12,727,000         12,667,000

    PROPERTY, PLANT AND EQUIPMENT:

    Land                                      197,000            197,000

    Buildings                               7,821,000          7,821,000

    Machinery and equipment                12,807,000         12,720,000
                                          -----------        -----------
                                           20,825,000         20,738,000

    Less:  Accumulated depreciation        16,291,000         16,125,000
                                          -----------        -----------
                                            4,534,000          4,613,000

    Other assets                               34,000             39,000
                                          -----------        -----------

    TOTAL ASSETS                         $ 17,295,000       $ 17,319,000
                                         ============       ============

    The accompanying notes are an integral part of these statements.

                     CHAMPION PARTS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      FOR THE PERIOD ENDING MARCH 28, 1999
                                      March 28, 1999      December 27, 1998
                                      --------------      -----------------
                                       (Unaudited)            (Audited)
    LIABILITIES AND
    STOCKHOLDERS' (DEFICIT)
    CURRENT LIABILITIES:
      Accounts payable                $  4,479,000          $  5,297,000
      Accrued expenses:
        Salaries, wages and benefits     1,230,000               817,000
        Other accrued expenses           6,494,000             6,211,000
          Taxes other than income          295,000               170,000
      Current maturities of L-T debt:
          Current mat. - term notes        601,000               601,000
          Current mat. - vendor debt       167,000               167,000
          Current mat. - IRB Loan          300,000               300,000
                                        ----------            ----------
            Total current liabilities   13,567,000            13,563,000

    DEFERRED INCOME TAXES                  351,000               351,000

    LONG-TERM DEBT:
          L-T notes payable - revolver     549,000               699,000
          L-T notes payable - term notes 2,053,000             2,203,000
          L-T notes payable - vendors    2,319,000             2,361,000
          Industrial revenue bond (IRB)  1,000,000             1,000,000
                                        ----------            ----------
            Total long-term debt         5,921,000             6,263,000

    STOCKHOLDERS' EQUITY (DEFICIT):
      Preferred stock - No par value;
      authorized, 10,000,000 shares:
      issued and outstanding, none              -0-                   -0-

      Common stock - $.10 par value;
      authorized, 50,000,000 shares:
      issued and outstanding 3,655,266     366,000               366,000
      Additional paid-in capital        l5,578,000            15,578,000
      (Accumulated deficit)            (18,118,000)          (18,385,000)
      Accum. other comp.(loss)            (370,000)             (417,000)
                                        ----------            ----------
        Total Stockholders' (Deficit)   (2,544,000)           (2,858,000)
                                        ----------            ----------
    Total Liabilities and
     Stockholders' (Deficit)          $ 17,295,000          $ 17,319,000
                                      ============          ============

    The accompanying notes are an integral part of these statements.

                     CHAMPION PARTS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF INCOME (CONDENSED)
                      FOR THE PERIOD ENDING MARCH 28, 1999
                                                 Three Months Ended
                                         ---------------------------------
                                         March 28, 1999     March 29, 1998
                                         --------------     --------------
                                          (Unaudited)         (Unaudited)
    Net Sales                           $  7,005,000        $  7,009,000

    Costs and Expenses:
      Cost of products sold                5,869,000           5,694,000
      Selling, distribution and admin.       716,000             770,000
                                          ----------          ----------
    Total costs and expenses               6,585,000           6,464,000
                                          ----------          ----------
    Operating income                         420,000             545,000

    Non-operating (income) expense:
      Interest expense                       155,000             248,000
      Other non-operating income              (2,000)            (17,000)
                                          ----------          ----------
    Total non-operating expense              153,000             231,000

    Earnings before income taxes             267,000             314,000

    Income Taxes                                  -0-                 -0-
                                          ----------          ----------
    Net Income                          $    267,000        $    314,000
                                         ===========         ===========
    Weighted Average Common Shares
     Outstanding at March 28, 1999         3,655,266           3,655,266
                                         ===========         ===========
    Earnings per Common Share -
     Basic and Diluted:

    Net Income per Common Share         $       0.07        $       0.09
                                         ===========         ===========

    The accompanying notes are an integral part of these statements.


                     CHAMPION PARTS, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT)
                      FOR THE PERIOD ENDING MARCH 28, 1999
                                  (Unaudited)
                                                                     Accum.
                                         Additional                  Other
                        Common Stock      Paid-in      (Accum.      Compreh.
                     Shares     Amount    Capital      Deficit)    Inc/(Loss)
                    ---------  --------  -----------  -----------  ---------
    BALANCE,
     Dec. 27, 1998  3,655,266 $ 366,000 $ 15,578,000 $(18,385,000) $(417,000)

    Net Income              -         -            -      267,000          -

    Foreign currency
     translation adj.       -         -            -            -     47,000

    BALANCE,
     March 28, 1999 3,655,266 $ 366,000 $ 15,578,000 $(18,385,000) $(370,000)
                    ---------  --------  -----------  -----------   --------

    The accompanying notes are an integral part of these statements.

                     CHAMPION PARTS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                      FOR THE PERIOD ENDED MARCH 28, 1999
                                  (Unaudited)
                                                 Three Months Ended
                                         ---------------------------------
                                         March 28, 1999     March 29, 1998
                                         --------------     --------------
    Net Income                          $     267,000      $     314,000

    Other comprehensive income
     Foreign currency translation adj.         47,000             27,000
                                         ------------       ------------
    Comprehensive income                $     314,000      $     341,000
                                         ============       ============

    Components of accumulated other comprehensive income, included in the Company's consolidated balance sheet, consist of the foreign currency translation adjustments.

    The accompanying notes are an integral part of these statements

                     CHAMPION PARTS, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE PERIOD ENDED MARCH 28, 1999
                                                 Three Months Ended
                                         ---------------------------------
                                         March 28, 1999     March 29, 1998
                                         --------------     --------------
    CASH FLOWS FROM OPERATING ACTIVITIES:

    Net Income                          $     267,000      $     314,000
    Adjustments to reconcile net
    income to net cash provided by
    operating activities:
       Depreciation and amortization          171,000            174,000
       Provision for inventory write-offs      27,000            115,000

    Changes in assets and liabilities:
       Accounts receivable                    143,000         (1,097,000)
       Inventories (gross)                     99,000           (524,000)
       Accounts payable                      (818,000)           985,000
       Accrued expenses and other             792,000            (67,000)
                                         ------------       ------------
    Net cash provided/(used)
    in operating activities                   681,000           (100,000)
                                         ------------       ------------
    CASH FLOW FROM INVESTING ACTIVITIES:
       Capital expenditures                   (87,000)           (10,000)
       Proceeds from the sale of assets            -0-             5,000
                                         ------------       ------------
    NET CASH (USED) BY INVESTING ACT.         (87,000)            (5,000)
                                         ------------       ------------
    CASH FLOWS FROM FINANCING ACTIVITIES:
       Net borrowings - old line of credit         -0-           102,000
       Net payments - new revolving loan     (150,000)                -0-
       Payments - vendor note obligations     (42,000)            (8,000)
       Principal payments -- L-T debt        (150,000)                -0-
                                         ------------       ------------
    NET CASH PROVIDED (USED) BY FINANCING
     ACTIVITIES                              (342,000)            94,000
                                         ------------       ------------
    EFFECTS OF EXCHANGE RATE CHANGES
     ON CASH                                   47,000             27,000
                                         ------------       ------------
    NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                         299,000            (86,000)
                                         ------------       ------------
    CASH AND CASH EQUIVALENTS:
       Beginning of year                      784,000            707,000
                                         ------------       ------------
    CASH AND CASH EQUIVALENTS:
       End of quarter                    $  1,083,000       $    621,000
                                         ============       ============

    The accompanying notes are an integral part of these statements.

                     CHAMPION PARTS, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


    Note 1. The accompanying financial statements for the three months ended March 28, 1999 have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements and these notes should be read in conjunction with the consolidated financial statements of the Company included in the Company's Annual Report on Form 10-K for the year ended December 27, 1998.

            The consolidated balance sheet at December 27, 1998 has been derived from the audited financial statements at that date and condensed.

    Note 2. The information furnished herein reflects all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period. Results of operations for the three months ended March 28, 1999 are not necessarily indicative of results to be expected for the entire year.

    Note 3. Inventories are valued at the lower of cost (first-in, first-out method) or market. A summary of the inventories follows:

                                         March 28, 1999  December 27, 1998
                                         --------------  -----------------
            Raw materials                $  2,725,000       $  2,491,000
            Work-in-process                 2,139,000          2,208,000
            Finished goods                  1,424,000          1,715,000
                                         ------------       ------------
               Total Inventories         $  6,288,000       $  6,414,000
                                         ============       ============

            Included in inventory above were cores of $2.9 million (March 28, 1999) and $2.6 million (December 27, 1998).

    Note 4. For reporting purposes, product and core returns are offset against gross sales in arriving at net sales. Net returns for the quarter ending March 28, 1999 were $2,875,000 versus $2,333,000 during the same period in 1998.

    Note 5. Business Segments - The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 131," Disclosures About Segments of an Enterprise and Related Information." Following the provisions of SFAS No. 131, the Company is reporting two operating business segments in the same format as reviewed by the Company's senior management. Segment one, Fuel Systems & C.V. Assemblies, remanufactures and sells replacement fuel system components (carburetors and diesel fuel injection components) and constant velocity drive assemblies for substantially all makes and models of domestic and foreign automobiles and trucks. Segment two, Electrical
            & Mechanical Products, remanufactures and sells replacement electrical and mechanical products for passenger car, agricultural and heavy-duty truck original equipment applications. Management uses operating income as the measure of profit or loss by business segment. Segment assets include amounts specifically identified with each operation. Corporate assets consist primarily of property and equipment. Business segment information is as follows:
                                                 Three Months Ended
                                         ---------------------------------
                                         March 28, 1999     March 29, 1998
                                         --------------     --------------
            Revenues:
            Fuel Systems & C.V. Assy's    $  5,497,000       $  5,075,000
            Elect. & Mech. Products          1,503,000          1,934,000
                                          ------------       ------------
               Total Revenues             $  7,005,000       $  7,009,000
                                          ============       ============
            Depr. & Amort. Expense:
            Fuel Systems & C.V. Assy's    $     59,000       $     62,000
            Elect. & Mech. Products             92,000             97,000
            Corporate                           20,000             15,000
                                          ------------       ------------
               Total depr. & amort.       $    171,000       $    174,000
                                          ============       ============
            Net Income/(Loss):
            Fuel Systems & C.V. Assy's    $  1,016,000       $    877,000
            Elect .& Mech. Products           (337,000)          (112,000)
            Corporate                         (412,000)          (451,000)
                                          ------------       ------------
               Total Income               $    267,000       $    314,000
                                          ============       ============
            Capital Additions:
            Fuel Systems & C.V. Assy's    $     73,000       $         -0-
            Elect. & Mech. Products              4,000              5,000
            Corporate                           10,000              5,000
                                          ------------       ------------
               Total Capital Additions    $     87,000       $     10,000
                                          ============       ============
            Total Assets:
            Fuel Systems & C.V. Assy's    $  8,153,000       $  8,880,000
            Elect. & Mech. Products          7,661,000          7,710,000
            Corporate                        1,481,000          1,978,000
                                          ------------       ------------
               Total assets               $ 17,295,000       $ 18,568,000
                                          ============       ============

    Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    RESULTS OF OPERATIONS

    THREE MONTHS ENDED MARCH 28, 1999 COMPARED TO THREE MONTHS ENDED MARCH 29, 1998

    Net sales for the quarter ended March 28, 1999 were $7,005,000, or $4,000 lower than net sales of $7,009,000 for the same period of 1998. Gross rebuilding sales increased $623,000, or 7% over 1998 reflecting an increase in carburetor business with existing customers and increased constant velocity joint sales to a new original equipment customer. Partially offsetting these increases were lower heavy-duty and domestic passenger car product sales reflecting soft orders from two large OEM customers. Total product and core returns, which are reflected in reductions to net sales, were 29% and 25% of gross sales in the first quarter 1999 and 1998, respectively. The higher return percentage in 1999 is a function of the increase in product return volume for the quarter, which offset the gain in gross sales. The Company has a customer product return policy to control product and core returns.
    It has also established reserves against expected future declining core values. However, there can be no assurance that these reserves will be adequate.

    Carburetor sales were 78% and 77% of net sales in the first quarter of 1999 and 1998, respectively. The Company continues to be a significant supplier of carburetors to the aftermarket. Although new vehicles sold in the United States and Canada are no longer equipped with carburetors, the Company continues to sell replacement units for older vehicles, many of which use carburetors. The Company expects that carburetor sales will decline in future years. In addition, carburetor margins may be negatively impacted in the future as customers seek to return product during periods of declining demand.

    Cost of products sold were $5,869,000, or 83.8% of net sales in the first quarter of 1999 compared to $5,694,000, or 81.3% in the first quarter of 1998. This increase in the cost of products sold as a percent of net sales is primarily attributed to significantly higher direct labor costs incurred to meet shipping demand for carburetors. Reductions in manufacturing overhead expenses Company-wide helped to partially reduce the unfavorable labor variances.

    Selling, distribution and administrative expenses were $716,000 in the first quarter of 1999 compared to $770,000 in the first quarter of 1998. The $56,000 improvement over the same period in 1998 reflects lower administrative spending as a result of Company-wide cost control efforts, and lower professional fees.

    Interest expense was $155,000 in the first quarter of 1999 as compared to $248,000 in the same period of 1998. This reduction is due to significantly lower interest and fees under the new loan facility, as well as reduction in the amount of debt outstanding.

    As a result of increased cost of goods sold, net income for the 1999 first quarter was $267,000, or 15% lower than net income of $314,000 in the first quarter of 1998.

    LIQUIDITY AND CAPITAL RESOURCES

    WORKING CAPITAL

    Net working capital at March 28, 1999 was a negative $840,000, compared to a negative $861,000 at the end of 1998, and a negative $6,632,000 for the first quarter of 1998. The improvement in working capital over first quarter 1998 is primarily a reflection of stating the new four-year loan under long-term debt as compared to current maturities of long-term debt for the prior facility, which was in default. This increase also reflects reclassification of $1,000,000 of the Hope facility $1,300,000 Industrial Revenue Bond to long-term debt, since the bond documents had cross-default provisions. The $300,000 due on December 1, 1999 is reflected in the current maturities of long-term debt.

    Accounts receivable at March 28,1999, were $4,558,000, or $143,000 (3%) lower versus the year-end 1998 balance of $4,701,000. Receivables were also $1,036,000 lower compared to the March 29,1998 ending balance.
    The decrease was due to higher collection volume in the first quarter of 1999.

    At March 29, 1999, net inventories were lower by $126,000, compared to year-end fiscal 1998, due primarily to reductions in work-in-process and finished goods inventories. Net inventories also decreased by $313,000 in the first quarter of 1999 versus first quarter 1998 for the same the same reason.

    Accounts payable at the end of the first fiscal quarter were $818,000 less than year-end 1998. The decrease reflects lower expenses and a reduction in payables for raw materials. Accounts payable were also $1,440,000 less than the same quarter ending in March 1998. Accrued expenses and other payables at the end of the fiscal quarter were $792,000 higher than fiscal year-end 1998. Accounting for this is a $413,000 increase in salaries, wages and benefits, and a $216,000 increase in accrued reserve for carburetor returns during future periods of declining demand.

    The amount outstanding for the loans under the NationsCredit line was $3,203,000 on March 29, 1999 versus $3,503,000 for loans outstanding on December 27, 1998.

    DEBT

    On August 6, 1998, the Company entered into an agreement with NationsCredit Commercial Corporation for a four-year credit facility to replace its bank financing. At March 29,1999 the balance outstanding on the new facility was $3,203,000 plus letter of credit accommodations of $1,993,000. This compares to a loan balance at December 27, 1998 of $3,503,000 and accommodations of $2,193,000.

    The Company is continuing discussions with certain other unsecured creditors with past due balances to restructure approximately $1,800,000 of associated indebtedness upon substantially the same terms as the settlement with the trade creditors. There is no assurance that any of these creditors will accept the proposal.

    FACTORS WHICH MAY AFFECT FUTURE RESULTS

    This quarterly report contains forward-looking statements that are subject to risks and uncertainties, including but not limited to the following:

    The Company expects the existing over-capacity in the automotive aftermarket and consolidation within its distribution channels to cause continued selling price pressure for the foreseeable future.
    The present competitive environment is causing change in traditional aftermarket distribution channels resulting in volume retailers gaining additional market presence at the expense of traditional wholesalers.
    In response, the Company has attempted to diversify its customer base and currently serves all major segments, including automotive warehouse distributors and jobbers, original equipment manufacturers of automotive equipment and large volume automotive retailers. The anticipated decline in sales from the profitable carburetor product line over the longer term will impact future results. The Company intends to offset these impacts through development of niche product markets, new product development, improvements in its manufacturing processes and cost containment with a strong focus on capacity utilization. There is no assurance that the Company's efforts will be successful.

    The Company's six largest customers accounted for an aggregate of 98% of the Company's total sales in first quarter of 1999. Given the Company's current financial condition and its manufacturing cost structure, the loss of a large customer would have a materially adverse impact on the Company's financial condition and results of operations.

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

    YEAR 2000 COMPLIANCE

    In 1997, the Company initiated a project to address Year 2000 issues and then develop and implement a Year 2000 readiness plan. The first phase of the readiness plan was to address its current computer systems and upgrade them to Year 2000 compliance. The Company elected to embark on a system and hardware conversion utilizing certified
    Year 2000 systems technology on a Year 2000 compliant operating platform. The initial implementation of systems and hardware was completed in the first Quarter of 1999.

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

    The third and final phase of this project will be completed before the end of the third Quarter of 1999. The company expects to resolve all internal Year 2000 issues and finalize testing of modifications during this phase. The Company intends to develop a contingency plan to be completed by the end of the third quarter to address a worst case scenario for unresolved Year 2000 issues with customers, vendors and service providers.

    The Company does not presently anticipate that the costs to address the Year 2000 issue will have a material adverse impact on the Company's financial condition, results of operations or liquidity. Present estimated costs for remediation are as follows:

                                    Prior Fiscal Years  Fiscal 1999
                                    ------------------  -----------
               Software                 $  332,000     $  200,000
               Hardware & Network           62,000         15,000

    PART II.  OTHER INFORMATION

    ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

            (a)	 Exhibits
                 (27)  Financial Data Schedules

            (b) No Form 8-K report was filed by the Company during the most recently completed fiscal quarter.

    SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     CHAMPION PARTS, INC.
                                     --------------------
                                     (Registrant)

    DATE: March 17, 1999             By: /s/ Jerry A. Bragiel
          --------------             -------------------------
                                     Jerry A. Bragiel
                                     President, Chief Executive Officer
                                     and Principal Financial Officer

                                     By: /s/ Richard W. Simmons
                                     --------------------------
                                     Richard W. Simmons
                                     Corporate Controller
                                     and Secretary