Form 10-Q
period 1999-06-27
CHAMPION PARTS INC
filed 1999-08-11
CIK 19161

                                  UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                  FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 27, 1999

                     Commission file number  1-7807

                            Champion Parts, Inc.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

              Illinois                             36-2088911
    -------------------------------     ---------------------------------
    (State or other jurisdiction of     I.R.S. Employer Identification No.
     incorporation or organization)

             751 Roosevelt Road, #7-110, Glen Ellyn, IL  60137
             -------------------------------------------------
                 (Address of principal executive offices)

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


                 Class                  Outstanding at June 27, 1999
     ------------------------------     -----------------------------
     Common Shares - $.10 par value               3,655,266

                         PART I.  FINANCIAL INFORMATION

    Item 1.  FINANCIAL STATEMENTS

                     CHAMPION PARTS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                      FOR THE PERIOD ENDING June 27, 1999
              ($ thousands)              June 27, 1999  December 27, 1998
                                         -------------  -----------------
                                          (Unaudited)       (Audited)
    ASSETS
    CURRENT ASSETS:
    Cash                                   $  1,058           $   784

    Accounts receivable, less allowance
    for uncollectible accounts of
    $338,000 and $348,000 in 1999 and
    1998, respectively                        6,009             4,701

    Inventories                               7,083             6,414

    Prepaid expenses and other assets           394               388

    Deferred income tax asset                   349               380
                                            -------           -------
          Total current assets               14,893            12,667

    PROPERTY, PLANT AND EQUIPMENT:

    Land                                        197               197

    Buildings                                 7,821             7,821

    Machinery and equipment                  12,880            12,720
                                            -------           -------
                                             20,898            20,738

    Less:  Accumulated depreciation          16,459            16,125
                                            -------           -------
                                              4,439             4,613

    Other assets                                 29                39
                                            -------           -------

    TOTAL ASSETS                           $ 19,361          $ 17,319
                                           ========          ========

    The accompanying notes are an integral part of these statements.

                     CHAMPION PARTS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                      FOR THE PERIOD ENDING June 27, 1999
              ($ Thousands)              June 27, 1999  December 27, 1998
                                         -------------  -----------------
                                          (Unaudited)       (Audited)
    LIABILITIES AND
    STOCKHOLDERS' (DEFICIT)
    CURRENT LIABILITIES:
      Accounts payable                     $  5,392           $  5,297
      Accrued expenses:
        Salaries, wages and benefits            732                817
        Other accrued expenses                6,510              6,211
          Taxes other than income               183                170
      Current maturities of L-T debt:
          Current mat. - term notes             601                601
          Current mat. - vendor debt            192                167
          Current mat. - IRB Loan               300                300
                                            -------            -------
            Total current liabilities        13,910             13,563

    DEFERRED INCOME TAXES                       351                351

    LONG-TERM DEBT:
          L-T notes payable - revolver        1,423                699
          L-T notes payable - term notes      1,903              2,203
          L-T notes payable - vendors         2,647              2,361
          Industrial revenue bond (IRB)       1,000              1,000
                                            -------            -------
            Total long-term debt              6,973              6,263

    STOCKHOLDERS' EQUITY (DEFICIT):
      Preferred stock - No par value;
      authorized, 10,000,000 shares:
      issued and outstanding, none               -0-                -0-

      Common stock - $.10 par value;
      authorized, 50,000,000 shares:
      issued and outstanding 3,655,266          366                366
      Additional paid-in capital             l5,578             15,578
      (Accumulated deficit)                 (17,390)           (18,385)
      Accum. other comp.(loss)                 (427)              (417)
                                            -------            -------
        Total Stockholders' (Deficit)        (1,873)            (2,858)
                                            -------            -------
    Total Liab. & Stockholders' (Def.)     $ 19,361           $ 17,319
                                           ========           ========

    The accompanying notes are an integral part of these statements.

                     CHAMPION PARTS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF INCOME (CONDENSED)
                      FOR THE PERIOD ENDING June 27, 1999
                                  (Unaudited)
              ($ Thousands)        Six Months Ended     Three Months Ended
                                 --------------------   ------------------
                                  June 27,   June 28,   June 27,  June 28,
                                   1999       1998        1999      1998
                                 ---------  ---------   --------  --------
    Net Sales                     $ 15,842   $ 13,617    $ 8,837   $ 6,734

    Costs and Expenses:
      Cost of products sold         13,149     11,127      7,283     5,493
      Selling, dist. and admin.      1,481      1,934        763       741
                                   -------    -------     ------    ------
    Total costs and expenses        14,630     13,061      8,045     6,234
                                   -------    -------     ------    ------
    Operating income                 1,212      1,046        792       500
    Non-operating (income)expense:
      Interest expense                 314        568        158       320
      Other non-operating income       (54)       (50)       (52)      (33)
                                   -------    -------     ------    ------
    Total non-operating expense        260        518        106       287

    Earnings before extraordinary
    gain and income taxes              952        528        686       213

    Income Taxes                        16          4         16         4
                                   -------    -------     ------    ------
    Earnings before
    extraordinary gain                 936        524        670       209
                                   -------    -------     ------    ------
    Extraordinary (gain)               (59)       (20)       (59)      (20)
                                   -------    -------     ------    ------
    Net Income                    $    995   $    544    $   729   $   229
                                  ========   ========    =======   =======
    Weighted Average Common Shares
     Outstanding at June 27, 1999    3,655      3,655      3,655     3,655
                                     =====      =====      =====     =====
    Earnings per Common Share -
     Basic and Diluted:

    Net Income before extraordinary
    gain per common share            $ 0.25     $ 0.14    $ 0.18    $ 0.05

    Extraordinary gain
    per common share                 $ 0.02     $ 0.01    $ 0.02    $ 0.01

    Net Income per Common Share      $ 0.27     $ 0.15    $ 0.20    $ 0.06
                                     ======     ======    ======    ======

    The accompanying notes are an integral part of these statements.

                     CHAMPION PARTS, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT)
                      FOR THE PERIOD ENDING June 27, 1999
                                  (Unaudited)
    ($ Thousands)                                                    Accum.
                                         Additional                  Other
                        Common Stock      Paid-in      (Accum.      Compreh.
                     Shares     Amount    Capital      Deficit)    Inc/(Loss)
                    ---------  --------  -----------  -----------  ---------
    BALANCE,
     Dec. 27, 1998    3,655    $ 366     $ 15,578     $ (18,385)     $ (417)

    Net Income            -        -            -           995           -

    Foreign currency
     translation adj.     -        -            -             -         (10)

    BALANCE,
     June 27, 1999    3,655    $ 366     $ 15,578     $ (17,390)     $ (427)
                     ------    -----     --------     ---------     -------

    The accompanying notes are an integral part of these statements.

                     CHAMPION PARTS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                      FOR THE PERIOD ENDED June 27, 1999
                                  (Unaudited)
              ($ Thousands)        Six Months Ended     Three Months Ended
                                 --------------------  -------------------
                                  June 27,   June 28,  June 27,   June 28,
                                   1999       1998       1999       1998
                                 --------   --------   --------   --------
    Net Income                    $   995    $   544    $   729    $   229

    Other comprehensive income:
      Foreign currency
      translation adjustment          (10)       120        (57)        93
                                  -------    -------    -------    -------
    Comprehensive income          $   985    $   664    $   672    $   322
                                  =======    =======    =======    =======

    Components of accumulated other comprehensive income, included in the Company's consolidated balance sheet, consist of the foreign currency translation adjustments.

    The accompanying notes are an integral part of these statements.

                     CHAMPION PARTS, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE PERIOD ENDED June 27, 1999
              ($ Thousands)                    Three Months Ended
                                          ----------------------------
                                          June 27, 1999  June 28, 1998
                                          -------------  -------------
    CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                $   995        $   544
    Adjustments to reconcile net
    income to net cash provided by
    operating activities:
       Extraordinary gain                         (59)           (20)
       Depreciation and amortization              344            347
       Provision for inventory write-offs         312            106

    Changes in assets and liabilities:
       Accounts receivable                     (1,308)          (452)
       Inventories (gross)                       (981)          (419)
       Accounts payable and accrued expenses      808            (34)
                                              -------        -------
    Net cash provided/(used)
    in operating activities                       111             72
                                              -------        -------
    CASH FLOW FROM INVESTING ACTIVITIES:
       Capital expenditures                      (160)           (31)
       Proceeds from the sale of assets            -0-             5
                                              -------        -------
    NET CASH (USED) BY INVESTING ACT.            (160)           (26)
                                              -------        -------
    CASH FLOWS FROM FINANCING ACTIVITIES:
       Net borrowings - old line of credit         -0-          (168)
       Net borrowings/(payments) - revolver       724             -0-
       Payments - vendor note obligations         (91)           (42)
       Principal payments - LT debt              (300)            -0-
                                              -------        -------
    NET CASH PROVIDED (USED) BY FINANCING
     ACTIVITIES                                   333           (210)
                                              -------        -------
    EFFECTS OF EXCH. RATE CHGS. ON CASH           (10)           120
                                              -------        -------
    NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                             274            (44)
                                              -------        -------
    CASH AND CASH EQUIVALENTS:
       Beginning of year                          784            488
                                              -------        -------
    CASH AND CASH EQUIVALENTS:
       End of six months                     $  1,058       $    444
                                             ========       ========

    The accompanying notes are an integral part of these statements.

                     CHAMPION PARTS, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


    Note 1. The accompanying financial statements for the six months ended June 27, 1999 have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements and these notes should be read in conjunction with the consolidated financial statements of the Company included in the Company's Annual Report on Form 10-K for the year ended December 27, 1998.

            The consolidated balance sheet at December 27, 1998 has been derived from the audited financial statements at that date and condensed.

    Note 2. The information furnished herein reflects all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period. Results of operations for the six months ending June 27, 1999 are not necessarily indicative of results to be expected for the entire year.

    Note 3. Inventories are valued at the lower of cost (first-in, first-out method) or market. A summary of the inventories follows:

            ($ Thousands)                June 27, 1999   December 27, 1998
                                         --------------  -----------------
            Raw materials                  $  3,420         $  2,491
            Work-in-process                   2,175            2,208
            Finished goods                    1,488            1,715
                                           --------         --------
               Total Inventories           $  7,083         $  6,414
                                           ========         ========

            Included in inventory above were cores of $3.5 million (June 27, 1999) and $2.6 million (December 27, 1998).

    Note 4. For reporting purposes, product and core returns are offset against gross sales in arriving at net sales. Net returns for the six months ending June 27, 1999 were $4,396,000 versus $4,229,000 during the same period in 1998.

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
                                                 Six Months Ended
                                         --------------------------------
            ($ Thousands)                 June 27, 1999   June 28, 1998
                                         --------------  -------------
            Revenues:
            Fuel Systems & C.V. Assy's      $ 11,417         $  9,729
            Elect. & Mech. Products            4,425            3,888
                                            --------         --------
               Total Revenues               $ 15,842         $ 13,617
                                            ========         ========
            Depr. & Amort. Expense:
            Fuel Systems & C.V. Assy's      $    117         $    109
            Elect. & Mech. Products              187              194
            Corporate                             40               44
                                            --------         --------
               Total depr. & amort.         $    344         $    347
                                            ========         ========
            Net Income/(Loss):
            Fuel Systems & C.V. Assy's      $  2,036        $  1,711
            Elect .& Mech. Products             (297)           (262)
            Corporate                           (744)           (905)
                                            ---------       --------
               Total Income                 $    995        $    544
                                            ========        ========
            Capital Additions:
            Fuel Systems & C.V. Assy's      $     14        $     -0-
            Elect. & Mech. Products               66              12
            Corporate                             80              19
                                            --------        --------
               Total Capital Additions      $    160        $     31
                                            ========        ========

    Note 5. Business segments

            Total Assets:
            Fuel Systems & C.V. Assy's      $  9,915        $  9,053
            Elect. & Mech. Products            7,681           6.974
            Corporate                          1,765           1,552
                                            --------        --------
               Total assets                 $ 19,361        $ 17,579
                                            ========        ========

    Note 6. A creditor debt restructuring settlement resulted in $59,000 of extraordinary gain recognized in the second quarter. the settlement resulted from the creditors' forgiveness of $94,000 of vendor debt, which was netted, with legal fees of $35,000 incurred in relation to the settlement.

    Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    RESULTS OF OPERATIONS

    THREE MONTHS ENDED June 27, 1999 COMPARED TO THREE MONTHS ENDED
    JUNE 28, 1998

    Net sales for the quarter ended June 27, 1999 were $8,837,000, up $2,103,000 (31.2%) over net sales of $6,734,000 for the same period in 1998. Gross rebuilding sales increased $1,779,000, or 20.3% over 1998 reflecting a significant increase in carburetor business with existing customers,increased constant velocity joint sales to an OEM customer, higher heavy duty and domestic passenger car product sales from new lines to existing customers, and additional sales from a new agricultural OEM customer. Total product and core returns, which are reflected in reductions to net sales, were 14.4% and 21.6% of gross sales in the second quarter 1999 and 1998, respectively. The lower return percentage in 1999 is a function of the decrease in product returns as a percent of gross sales, which resulted in a larger net sales gain than gross sales. The Company has a customer product return policy to control product and core returns. It has also established reserves against expected future declines in core values. However, there can be no assurance that these reserves will be adequate.

    Carburetor sales were 76% and 70% of net sales in the second quarter of 1999 and 1998, respectively. The Company continues to be a significant supplier of carburetors to the aftermarket. Although new vehicles sold in the United States and Canada are no longer equipped with carburetors, the Company continues to sell replacement units for older vehicles, many of which use carburetors. The Company expects that carburetor sales will decline in future years. In addition, carburetor margins may be negatively impacted in the future as customers seek to return product during periods of declining demand.

    Cost of products sold was $7,283,000, or 82.4% of net sales in the second quarter of 1999 compared to $5,493,000, or 81.6% in the second quarter of 1998. This increase in the cost of products sold as a percent of net sales is primarily attributed to significantly higher direct labor costs incurred to meet shipping demand for carburetors together with higher material costs. Reductions in manufacturing overhead expenses Company wide helped to partially offset the unfavorable labor variances.

    Selling, distribution and administrative expenses were $763,000, or 8.6% of net sales in the second quarter of 1999, compared to $741,000, or 11.0% of net sales in the second quarter of 1998. The $22,000 increase over the same period in 1998 entirely reflects higher distribution costs that are associated with the significant increase in volume over 1998. Partially offsetting this was lower administrative spending as a result of Company-wide cost control efforts, and lower professional fees.

    Interest expense was $158,000 for the second quarter of 1999 as compared to $320,000 in the same period of 1998. This reduction is due to lower interest rates and fees under the new loan facility, as well as reduction in the amount of debt outstanding.

    As a result of the significant increase in net sales and lower operating expenses, net income before extraordinary gains for 1999 improved $461,000, or 221% as compared to the second quarter of 1998.

    An extraordinary gain of $59,000 was recorded in the second quarter of 1999 reflecting a creditor debt restructuring settlement (See Note 6). In 1998, a $20,000 extraordinary gain was recorded in the second quarter as a result of creditor debt restructuring settlements.


    SIX MONTHS ENDED JUNE 27, 1999 COMPARED TO SIX MONTHS ENDED
    JUNE 28, 1998

    For the six months ended June 27, 1999, net sales were $15,842,000, reflecting a significant increase of $2,225,000 (16.3%) over net sales of $13,617,000 for the same period in 1998. Gross rebuilding sales increased $2,402,000, or 13.2%, over 1998 reflecting a signnificant increase in carburetor business with existing customers, increased constant velocity joint sales to an OEM customer, higher heavy-duty and domestic passenger car product sales resulting from new lines to existing customers, and additional sales from a new agricultural OEM customer. Total product and core returns, which are reflected in reductions to net sales, were 21.3% and 23.2% of gross sales in the first six months
    1999 and 1998, respectively.

    Carburetor sales were 74.3% and 73.6% of net sales in the first six months of 1999 and 1998, respectively. While overall carburetor sales are declining in the U.S. market, the Company continues to be a significant supplier of carburetors in the aftermarket. Although new vehicles sold in the United States and Canada are no longer equiped with carburetors, the Company continues to sell replacement units for older vehicles, many of which use carburetors. The Company expects that carburetor sales will decline in future years. In addition, carburetor margins may be negatively impacted in the future as customers seek to return product during periods of declining demand.

    Cost of products sold were $13,149,000, or 83.0% of net sales in the first six months of 1999 as compared to $11,127,000, or 81.0% for the first six months of 1998. This increase in the cost of products sold as a percent of net sales is primarily attributed to higher direct labor costs incurred to meet shipping demand for carburetors and increased material costs. Reductions in manufacturing overhead expenses helped to partially offset the unfavorable variances.

    Selling, distribution and administrative expenses were $1,481,000 for the first six months of 1999 compared to $1,934,000 in the first six months of 1998. The 23.0% decrease over the same period in 1998 reflects lower administrative spending as a result of Company-wide cost control efforts, and lower professional fees.

    Interest expense was $314,000 for the first six months of 1999 as compared to $568,000 in the same period of 1998. This reduction is due to significantly lower interest and fees under the new loan facility, as well as reduction in the amount of debt outstanding.

    Net income of $936,000 before extraordinary gains for the first six months of 1999 primarily reflects the significant increase in net sales and lower operating costs over 1998. The total increase was $412,000, or 79% higher than the net income of $524,000 before extraordinary gains in the first six months of 1998.

    An extraordinary gain of $59,000 was recorded in the first six months of 1999 reflecting a creditor debt restructuring settlement (See Note 6). In 1998, a $20,000 extraordinary gain was recorded in the first six months.


    LIQUIDITY AND CAPITAL RESOURCES

    WORKING CAPITAL

    Net working capital at June 27, 1999 was a positive $983,000, compared to a negative $896,000 at the end of 1998, and a negative $6,188,000 for June 28,1998. The improvements in working capital over year-end and the first half 1998 are principally a result of reclassifying the new four-year loan under long-term debt as compared to current maturities of long-term debt for the prior facility, which was in default. This improvement also reflects reclassification of $1.0 million of the Hope facility $1.3 million Industrial Revenue Bond to long-term debt, since the bond documents had cross-default provisions. The $300,000 due on December 1, 1999 is reflected in the current maturities of long-term debt.

    Accounts receivable at June 27, 1999, were $6,009,000, or $1,308,000 (28%) higher versus the year-end 1998 balance of $4,701,000. Receivables were also $1,060,000 higher compared to the June 28, 1998 ending balance. The increase reflects the high sales volume during the latter part of second quarter 1999, which will be collected in subsequent months.

    At June 27, 1999, net inventories were higher by $669,000, compared to year-end fiscal 1998, due entirely to increases in parts and raw core inventories to satisfy the higher demand. Net inventories also increased by $578,000 in the first quarter of 1999 versus first quarter 1998 for the same reason.

    Accounts payable at the end of the first six months of 1999 were $95,000 higher than year-end 1998 and $568,000 higher than the first six months
    of 1998.   Accrued expenses and other payables at the end of June 1999 were $227,000 higher than fiscal year-end 1998. Primarily accounting for this is an increase in accrued reserves for product returns in future periods.


    DEBT

    At June 27,1999 the balance outstanding on the NationsCredit loan facility was $3,927,000 plus letter of credit accommodations of $1,993,000. This compares to a loan balance at December 27, 1998 of $3,503,000 and accommodations of $2,193,000.

    The Company is continuing discussions with certain other unsecured creditors with past due balances to restructure approximately $700,000 of associated indebtedness. These balances are proposed to be settled upon substantially the same terms as the settlement with the unsecured trade creditors. There is no assurance that any of these creditors will accept the proposal.


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

    The Company's three largest customers accounted for an aggregate of 76% of the Company's total sales in first half of 1999. Given the Company's current financial condition and its manufacturing cost structure, the loss of a large customer would have a materially adverse impact on the Company's financial condition and results of operations.

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

    In addition, as a part of the first phase of the readiness plan, the Company completed an inventory of the software applications currently running on its personal computers. A plan is being implemented to upgrade, where necessary, all applications software to be Year 2000 compliant by end of the third quarter of 1999.

    The Company has analyzed its products and non-IT systems such as imbedded chips in production equipment, and found that there are no material Year 2000 issues.

    The second phase of the readiness project is to address Year 2000 issues with significant customers, vendors and service providers, including electronic commerce. This phase is in an audit and inquiry phase, and is approximately 75% complete. There can be no assurance that the systems of other companies and service providers that interact with the Company will be sufficiently Year 2000 compliant so as to avoid an adverse impact on the Company's operations, financial condition and results of operations. Phase two is estimated to be completed at the end of the third Quarter of 1999. There are no significant costs associated with this phase.

    The third and final phase of this project should be completed before the end of the third Quarter of 1999. The company expects to resolve all internal Year 2000 issues and finalize testing of modifications during this phase. The Company will develop a contingency plan to be completed by the middle of the fourth quarter to address a worst case scenario for unresolved Year 2000 issues with customers, vendors and service providers.

    The Company does not presently anticipate that the costs to address the Year 2000 issue will have a material adverse impact on the Company's financial condition, results of operations or liquidity. Present estimated costs for remediation are as follows:

                       Prior Fiscal Years    Fiscal 1999
                       ------------------    -----------
    Software              $  332,000          $ 200,000
    Hardware & Network    $   62,000          $  15,000

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



    Date: August 11, 1999              CHAMPION PARTS, INC.
                                       (Registrant)

                            By:   /s/  Jerry A. Bragiel
                                       ----------------------------------
                                       Jerry A. Bragiel
                                       President, Chief Executive Officer
                                       and Principal Financial Officer

                            By:   /s/  Richard W. Simmons
                                       -----------------------------------
                                       Richard W. Simmons
                                       Corporate Controller and Secretary