Form 10-Q/A
period 1999-06-27
CHAMPION PARTS INC
filed 1999-08-12
CIK 19161

                                  UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                  FORM 10-Q/A

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

                     CHAMPION PARTS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF INCOME (CONDENSED)
                      FOR THE PERIOD ENDING June 27, 1999
                                  (Unaudited)
              ($ Thousands)        Six Months Ended     Three Months Ended
                                 --------------------   ------------------
                                  June 27,   June 28,   June 27,  June 28,
                                   1999       1998        1999      1998
                                 ---------  ---------   --------  --------
    Net Sales                     $ 15,842   $ 13,743    $ 8,837   $ 6,734

    Costs and Expenses:
      Cost of products sold         13,149     11,186      7,283     5,493
      Selling, dist. and admin.      1,481      1,511        763       741
                                   -------    -------     ------    ------
    Total costs and expenses        14,630     12,697      8,045     6,234
                                   -------    -------     ------    ------
    Operating income                 1,212      1,046        792       500
    Non-operating (income)expense:
      Interest expense                 314        568        158       320
      Other non-operating income       (54)       (50)       (52)      (33)
                                   -------    -------     ------    ------
    Total non-operating expense        260        518        106       287

    Earnings before extraordinary
    gain and income taxes              952        528        686       213

    Income Taxes                        16          4         16         4
                                   -------    -------     ------    ------
    Earnings before
    extraordinary gain                 936        524        670       209
                                   -------    -------     ------    ------
    Extraordinary (gain)               (59)       (20)       (59)      (20)
                                   -------    -------     ------    ------
    Net Income                    $    995   $    544    $   729   $   229
                                  ========   ========    =======   =======
    Weighted Average Common Shares
     Outstanding at June 27, 1999    3,655      3,655      3,655     3,655
                                     =====      =====      =====     =====
    Earnings per Common Share -
     Basic and Diluted:

    Net Income before extraordinary
    gain per common share            $ 0.25     $ 0.14    $ 0.18    $ 0.05

    Extraordinary gain
    per common share                 $ 0.02     $ 0.01    $ 0.02    $ 0.01

    Net Income per Common Share      $ 0.27     $ 0.15    $ 0.20    $ 0.06
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
                                                 Six Months Ended
                                         --------------------------------
            ($ Thousands)                 June 27, 1999   June 28, 1998
                                         --------------  -------------
            Revenues:
            Fuel Systems & C.V. Assy's      $ 11,417         $  9,855
            Elect. & Mech. Products            4,425            3,888
                                            --------         --------
               Total Revenues               $ 15,842         $ 13,743
                                            ========         ========
            Depr. & Amort. Expense:
            Fuel Systems & C.V. Assy's      $    117         $    109
            Elect. & Mech. Products              187              194
            Corporate                             40               44
                                            --------         --------
               Total depr. & amort.         $    344         $    347
                                            ========         ========
            Net Income/(Loss):
            Fuel Systems & C.V. Assy's      $  2,036        $  1,711
            Elect .& Mech. Products             (297)           (262)
            Corporate                           (744)           (905)
                                            ---------       --------
               Total Income                 $    995        $    544
                                            ========        ========
            Capital Additions:
            Fuel Systems & C.V. Assy's      $     14        $     -0-
            Elect. & Mech. Products               66              12
            Corporate                             80              19
                                            --------        --------
               Total Capital Additions      $    160        $     31
                                            ========        ========

    Note 5. Business segments

            Total Assets:
            Fuel Systems & C.V. Assy's      $  9,915        $  9,053
            Elect. & Mech. Products            7,681           6.974
            Corporate                          1,765           1,552
                                            --------        --------
               Total assets                 $ 19,361        $ 17,579
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


    SIX MONTHS ENDED JUNE 27, 1999 COMPARED TO SIX MONTHS ENDED
    JUNE 28, 1998

    For the six months ended June 27, 1999, net sales were $15,842,000, reflecting a significant increase of $2,099,000 (15.3%) over net sales of $13,743,000 for the same period in 1998. Gross rebuilding sales increased $2,402,000, or 13.2%, over 1998 reflecting a signnificant increase in carburetor business with existing customers, increased constant velocity joint sales to an OEM customer, higher heavy-duty and domestic passenger car product sales resulting from new lines to existing customers, and additional sales from a new agricultural OEM customer. Total product and core returns, which are reflected in reductions to net sales, were 21.3% and 23.2% of gross sales in the first six months
    1999 and 1998, respectively.

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

    Cost of products sold were $13,149,000, or 83.0% of net sales in the first six months of 1999 as compared to $11,186,000, or 81.0% for the first six months of 1998. This increase in the cost of products sold as a percent of net sales is primarily attributed to higher direct labor costs incurred to meet shipping demand for carburetors and increased material costs. Reductions in manufacturing overhead expenses helped to partially offset the unfavorable variances.

    Selling, distribution and administrative expenses were $1,481,000 for the first six months of 1999 compared to $1,511,000 in the first six months of 1998. The 2.0% decrease over the same period in 1998 reflects lower administrative spending as a result of Company-wide cost control efforts, and lower professional fees.

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


    LIQUIDITY AND CAPITAL RESOURCES

    WORKING CAPITAL

    Net working capital at June 27, 1999 was a positive $983,000, compared to a negative $896,000 at the end of 1998, and a negative $6,188,000 for June 28,1998. The improvement in working capital over the first half 1998 is principally a result of reclassifying the new four-year loan under long-term debt as compared to current maturities of long-term debt for the prior facility, which was in default. This improvement also reflects reclassification of $1.0 million of the Hope facility
    $1.3 million Industrial Revenue Bond to long-term debt, since the bond documents had cross-default provisions. The $300,000 due on December 1, 1999 is reflected in the current maturities of long-term debt. The improvement over fiscal year-end 1998 is a result of higher receivables and inventories versus a nominal increase in current liabilities.

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