Form 10-Q
period 1999-09-26
CHAMPION PARTS INC
filed 1999-11-10
CIK 19161

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                  FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 26, 1999

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

                               Yes [X]  No [ ]

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                 Class                  Outstanding at September 26, 1999
     ------------------------------     ---------------------------------
     Common Shares - $.10 par value                 3,655,266

                         PART I.  FINANCIAL INFORMATION

    Item 1.  FINANCIAL STATEMENTS

                     CHAMPION PARTS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      FOR THE PERIOD ENDING September 26, 1999
              ($ thousands)              Sept. 26, 1999     Dec. 27, 1998
                                         --------------     -------------
                                          (Unaudited)       (Audited)
    ASSETS
    CURRENT ASSETS:

    Cash                                   $  1,095           $   784

    Accounts receivable, less allowance
    for uncollectible accounts of
    $337,000 and $339,000 in 1999 and
    1998, respectively                        3,544             4,701

    Inventories                               8,247             6,414

    Prepaid expenses and other assets           330               388

    Deferred income tax asset                   349               380
                                            -------           -------
          Total current assets               13,565            12,667

    PROPERTY, PLANT AND EQUIPMENT:

    Land                                        197               197

    Buildings                                 7,821             7,821

    Machinery and equipment                  12,977            12,720
                                            -------           -------
      Gross property,plant & equipment       20,995            20,738

    Less:  Accumulated depreciation          16,625            16,125
                                            -------           -------
      Net property, plant & equipment         4,370             4,613

    Other assets                                 24                39
                                            -------           -------

    Total assets                           $ 17,959          $ 17,319
                                           ========          ========

    The accompanying notes are an integral part of these statements.

                     CHAMPION PARTS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      FOR THE PERIOD ENDING September 26, 1999
              ($ Thousands)              Sept. 26, 1999     Dec. 27, 1998
                                         --------------     -------------
                                          (Unaudited)       (Audited)
    LIABILITIES AND
    STOCKHOLDERS' (DEFICIT)
    CURRENT LIABILITIES:
      Accounts payable                     $  5,835           $  5,297
      Accrued expenses:
        Salaries, wages and benefits            647                817
        Other accrued expenses                6,102              6,211
          Taxes other than income               127                170
      Current maturities of L-T debt:
          Current mat. - term notes             601                601
          Current mat. - vendor debt            192                167
          Current mat. - IRB Loan               300                300
                                            -------            -------
            Total current liabilities        13,804             13,563

    DEFERRED INCOME TAXES                       351                351

    LONG-TERM DEBT:
          L-T notes payable - revolver          338                699
          L-T notes payable - term notes      1,753              2,203
          L-T notes payable - vendors         2,601              2,361
          Industrial revenue bond (IRB)       1,000              1,000
                                            -------            -------
            Total long-term debt              5,692              6,263

    STOCKHOLDERS' EQUITY (DEFICIT):
      Preferred stock - No par value;
      authorized, 10,000,000 shares:
      issued and outstanding, none               -0-                -0-

      Common stock - $.10 par value;
      authorized, 50,000,000 shares:
      issued and outstanding 3,655,266          366                366
      Additional paid-in capital             l5,578             15,578
      (Accumulated deficit)                 (17,382)           (18,385)
      Accum. other comp.(loss)                 (450)              (417)
                                            -------            -------
        Total stockholders'(deficit)         (1,888)            (2,858)
                                            -------            -------
    Total liabilities and
     stockholders'(deficit)                $ 17,959           $ 17,319
                                           ========           ========

    The accompanying notes are an integral part of these statements.

                     CHAMPION PARTS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF INCOME (CONDENSED)
                      FOR THE PERIOD ENDING September 26, 1999
                                  (Unaudited)
              ($ Thousands)       Nine Months Ended     Three Months Ended
                                 --------------------   ------------------
                                 Sept. 26,  Sept. 27,   Sept. 26, Sept. 27,
                                   1999       1998        1999      1998
                                 ---------  ---------   --------  --------
    Net Sales                     $ 21,737   $ 19,810    $ 5,895   $ 6,066

    Costs and Expenses:
      Cost of products sold         18,218     16,464      5,068     5,148
      Selling, dist. and admin.      2,158      2,073        678       638
                                   -------    -------     ------    ------
    Total costs and expenses        20,376     18,537      5,746     5,786
                                   -------    -------     ------    ------
    Operating income                 1,361      1,273        149       280

    Non-operating (income)expense:
      Interest expense                 464        690        150       175
      Other non-operating income       (78)      (340)       (24)     (291)
                                   -------    -------     ------    ------
    Total non-operating expense        386        350        126      (116)

    Earnings before extraordinary
    gain and income taxes              975        923         23       396

    Income Taxes                        31          7         15         4
                                   -------    -------     ------    ------
    Earnings before
    extraordinary gain                 944        916          8       392
                                   -------    -------     ------    ------
    Extraordinary (gain)               (59)      (281)         0     (261)
                                   -------    -------     ------    ------
    Net Income                    $  1,003   $  1,197    $     8   $   653
                                  ========   ========    =======   =======
    Weighted Average Common Shares
     Outstanding at Sept. 26, 1999   3,655      3,655      3,655     3,655
                                     =====      =====      =====     =====
    Earnings per Common Share -
     Basic and Diluted:

    Net Income before extraordinary
    gain per common share            $ 0.26     $ 0.25    $ 0.00    $ 0.11

    Extraordinary gain
    per common share                 $ 0.02     $ 0.08    $ 0.00    $ 0.07

    Net Income per Common Share      $ 0.28     $ 0.33    $ 0.00    $ 0.18
                                     ======     ======    ======    ======

    The accompanying notes are an integral part of these statements.

                     CHAMPION PARTS, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT)
                      FOR THE PERIOD ENDING September 26, 1999
                                  (Unaudited)
    ($ Thousands)                                                    Accum.
                                         Additional                  Other
                        Common Stock      Paid-in      (Accum.      Compreh.
                     Shares     Amount    Capital      Deficit)    Inc/(Loss)
                    ---------  --------  -----------  -----------  ---------
    BALANCE,
     Dec. 27, 1998    3,655    $ 366     $ 15,578     $ (18,385)     $ (417)

    Net Income            -        -            -         1,003           -

    Foreign currency
     translation adj.     -        -            -             -         (33)
                     ------    -----     --------     ---------      ------
    BALANCE,
     Sept. 26, 1999   3,655    $ 366     $ 15,578     $ (17,382)     $ (450)
                     ======    =====     ========     =========      ======

    The accompanying notes are an integral part of these statements.


                     CHAMPION PARTS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                      FOR THE PERIOD ENDED September 26, 1999
                                  (Unaudited)
              ($ Thousands)        Nine Months Ended    Three Months Ended
                                 --------------------  -------------------
                                 Sept. 26,  Sept. 27,  Sept. 26,  Sept. 27,
                                   1999       1998       1999       1998
                                 --------   --------   --------   --------
    Net Income                    $ 1,003    $ 1,197    $     8    $   653

    Other comprehensive income:
      Foreign currency
      translation adjustment          (33)       170        (23)        50
                                  -------    -------    -------    -------
    Comprehensive income          $   970    $ 1,367    $   (15)   $   703
                                  =======    =======    =======    =======

    Components of accumulated other comprehensive income, included in the Company's consolidated balance sheet, consist of the foreign currency translation adjustments.

    The accompanying notes are an integral part of these statements

                     CHAMPION PARTS, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE PERIOD ENDED September 26, 1999
              ($ Thousands)                       Nine Months Ended
                                            ----------------------------
                                           Sept. 26, 1999  Sept. 27, 1998
                                           --------------  --------------
    CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                $ 1,003         $ 1,197
    Adj. to reconcile net income to net
    cash provided by operating activities:
       Extraordinary gain                         (59)           (281)
       (Gain) on the sale of assets                 0            (277)
       Depreciation and amortization              515             523
       Provision for inventory write-offs         504             (61)
    Changes in assets and liabilities:
       Accounts receivable                      1,157            (817)
       Inventories (gross)                     (2,337)           (445)
       Accounts payable & accrued liabilities     766             180
                                              -------         -------
    NET CASH PROVIDED BY OPERATIONS             1,549              19
                                              -------         -------
    CASH FLOW FROM INVESTING ACTIVITIES:
       Capital expenditures                      (257)            (27)
       Proceeds from the sale of assets            -0-            328
                                              -------         -------
    NET CASH PROVIDED/(USED) BY INVESTING        (257)            301
                                              -------         -------
    CASH FLOWS FROM FINANCING ACTIVITIES:
       Net payments - revolving loan             (361)           (245)
       Payments - vendor note obligations        (137)            (83)
       Principal payments on L-T debt            (450)            (50)
                                              -------         -------
    NET CASH (USED) BY FINANCING ACTIVITIES      (948)           (378)
                                              -------         -------

    EFFECTS OF EXCHANGE RATE CHANGES ON CASH      (33)            170
                                              -------         -------

    NET INCREASE IN CASH & CASH EQUIVALENTS       311             112
                                              -------         -------
    CASH AND CASH EQUIVALENTS:
       Beginning of year                          784             488
                                              -------         -------
    CASH AND CASH EQUIVALENTS:
       End of third quarter                  $  1,095        $    600
                                             ========        ========

    The accompanying notes are an integral part of these statements.

                     CHAMPION PARTS, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


    Note 1. The accompanying financial statements for the nine months ended September 26, 1999 have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements and these notes should be read in conjunction with the consolidated financial statements of the Company included in the Company's Annual Report on Form 10-K for the year ended December 27, 1998.

            The consolidated balance sheet at December 27, 1998 has been derived from the audited financial statements at that date and condensed.

    Note 2. The information furnished herein reflects all adjustments (consisting only of normal recurring accruals) which are, in the the opinion of management, necessary for a fair presentation of the results of operations for the interim period. Results of operations for the nine months ending September 26, 1999 are not necessarily indicative of results to be expected for the entire year.

    Note 3. Inventories are valued at the lower of cost (first-in, first-out method) or market. A summary of the inventories follows:

            ($ Thousands)         September 26, 1999   December 27, 1998
                                  ------------------   -----------------
            Raw materials            $  3,273             $  2,491
            Work-in-process             2,676                2,208
            Finished goods              2,298                1,715
                                     --------             --------
               Total Inventories     $  8,247             $  6,414
                                     ========             ========

            Included in inventory above were net cores of $2.1 million (Sept. 26, 1999) and $1.7 million (December 27, 1998).

    Note 4. For reporting purposes, product and core returns are offset against gross sales in arriving at net sales. Total returns for the nine months ending September 26, 1999 were $6,601,000 versus $6,306,000 during the same period in 1998.

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
                                                Nine Months Ended
                                         ------------------------------
            ($ Thousands)               Sept. 26, 1999   Sept. 27, 1998
                                        --------------   --------------
            Revenues:
              Fuel Systems & C.V. Assy's    $ 16,029         $ 14,998
              Elect. & Mech. Products          5,708            4,812
                                            --------         --------
                Total Revenues              $ 21,737         $ 19,810
                                            ========         ========
            Depr. & Amort. Expense:
              Fuel Systems & C.V. Assy's    $    176         $    187
              Elect. & Mech. Products            275              287
              Corporate                           64               49
                                            --------         --------
                Total depr. & amort.        $    515         $    523
                                            ========         ========
            Net Income/(Loss):
              Fuel Systems & C.V. Assy's    $  2,656         $  2,653
              Elect .& Mech. Products           (530)            (735)
              Corporate                       (1,123)            (701)
                                            ---------        --------
                Total Income                $  1,003         $  1,197
                                            ========         ========
            Capital Additions:
              Fuel Systems & C.V. Assy's    $     72         $      5
              Elect. & Mech. Products             29               17
              Corporate                          156                5
                                            --------         --------
                Total Capital Additions     $    257         $     27
                                            ========         ========
            Total Assets:
              Fuel Systems & C.V. Assy's    $  9,551         $  9,305
              Elect. & Mech. Products          7,772            8,193
              Corporate                          686              625
                                            --------         --------
                Total assets                $ 17,959         $ 17,579
                                            ========         ========

    Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    RESULTS OF OPERATIONS

    THREE MONTHS ENDED SEPTEMBER 26, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 27, 1998

    Net sales for the quarter ended September 26, 1999 were $5,895,000, down $171,000 (2.8%) from net sales of $6,066,000 for the same period in 1998. Gross rebuilding sales decreased $83,000, or 1.0% from 1998 reflecting a significant decrease in constant velocity joint sales and heavy-duty starter sales for the quarter. The sales of constant velocity joints in the third quarter of 1998 were higher due to the initial start-up orders with a new OEM customer. Lower heavy-duty starter sales are a result of the soft agricultural market. Total product and core returns, which are reflected in reductions to net sales, were 26.8% and 25.0% of gross sales in the third quarter 1999 and 1998, respectively. The higher return percentage in 1999 is a function of the new business changeover of other manufacturers' carburetors to Champion's. The Company has a customer product return policy to control product and core returns. It has also established reserves against expected future declining core values. However, there can be no assurance that these reserves will be adequate.

    Carburetor sales were 77.6% and 75.5% of net sales in the third quarter of 1999 and 1998, respectively. The Company continues to be a significant supplier of carburetors to the aftermarket. Although new vehicles sold in the United States and Canada are no longer equipped with carburetors, the Company continues to sell replacement units for older vehicles, many of which use carburetors. The Company expects that carburetor sales will decline in future years. In addition, carburetor margins may be negatively impacted in the future as customers seek to return product during periods of declining demand.

    Cost of products sold was $5,068,000, or 86.0% of net sales in the third quarter of 1999 compared to $5,148,000, or 84.9% in the third quarter of 1998. The increase in the cost of products sold as a percent of net sales is primarily attributed to significantly higher direct labor costs incurred to meet shipping demand for carburetors together with higher accruals for inventory write-offs. Reductions in manufacturing overhead expenses Company-wide helped to partially offset the unfavorable expense variances.

    Selling, distribution and administrative expenses were $678,000, or 11.5% of net sales, in the third quarter of 1999 compared to $638,000, or 10.5% of net sales, for the same quarter of 1998. The $40,000 increase over the same period in 1998 entirely reflects higher administration costs. Administrative costs in 1998 were favorably impacted by the transfer of professional fees associated with the vendor settlements to extraordinary gain. Distribution costs declined in the third quarter 1999 versus 1998 reflecting lower sales.

    Interest expense was $150,000 for the third quarter of 1999 as compared to $175,000 in the same period of 1998. This reduction is due to lower amount of revolving debt outstanding and new financing.

    Net income $8,000 before extraordinary gains for 1999 was $384,000 lower than the third quarter of 1998. In 1998, net income before extraordinary gains included a net gain of $264,000 for the sale of the Forth Worth Texas property. The remaining $120,000 of variance reflects lower net sales combined with the higher cost of products sold and operating expenses noted earlier.

    There were no extraordinary gains recorded in the third quarter of 1999. In 1998, a $261,000 extraordinary gain was recorded in the third quarter as a result of creditor debt restructuring settlements.


    NINE MONTHS ENDED SEPTEMBER 26, 1999 COMPARED TO NINE MONTHS ENDING SEPTEMBER 27, 1998

    For the nine months ended September 26, 1999, net sales were $21,737,000, reflecting a significant increase of $1,937,000 (9.7%) over net sales of $19,810,000 for the same period in 1998. Gross rebuilding sales increased $2,320,000, or 8.7%, over 1998 reflecting a substantial increase in carburetor business with existing customers, increased constant velocity joint sales, higher heavy-duty and domestic passenger car product sales, and additional sales from a new agricultural OEM customer. Total product and core returns, which are reflected in reductions to net sales, were 22.9% and 23.8% of gross sales in the first nine months 1999 and 1998, respectively.

    Carburetor sales were 75.6% and 76.4% of net sales in the first nine months of 1999 and 1998, respectively. While overall carburetor sales are declining in the U.S. market, the Company continues to be a significant supplier of carburetors in the aftermarket and realized increased carburetor sales for the first nine months of 1999. Although new vehicles sold in the United States and Canada are no longer equipped with carburetors, the Company continues to sell replacement units for older vehicles, many of which use carburetors. The Company expects that carburetor sales will decline in futue years. In addition, carburetor margins may be negatively impacted in the future as customers seek to return product during periods of declining demand.

    Cost of products sold were $18,218,000, or 83.8% of net sales in the first nine months of 1999 as compared to $16,464,000, or 83.1% for the first same period in 1998. This increase in the cost of products sold as a percent of net sales is primarily attributed to higher direct labor costs incurred to meet shipping demand for carburetors and increased materials costs. Reductions in manufacturing overhead expenses helped to partially offset the unfavorable variances.

    Selling, distribution and administrative expenses were $2,158,000 for the first nine months of 1999 compared to $2,073,000 in the first nine months of 1998. Administrative costs were lower in 1998 because of the transfer of professional fees associated with the vendor settlements to net against extraordinary gain.

    Interest expense was $464,000 for the first nine months of 1999 as compared to $690,000 in the same period of 1998. This reduction is due to significantly lower interest and fees under the new loan facility, as well as reduction in the amount of revolving debt outstanding.

    For the first nine months of 1999, net income was $944,000 before extraordinary gains, compared to $916,000 for the same period in 1998. This $28,000, or 3.1%, increase primarily reflects the significant increase in net sales together with lower operating costs over 1998.

    An extraordinary gain of $59,000 was recorded in the second quarter of 1999 reflecting a creditor debt restructuring settlement (See Note 6). In 1998, a $281,000 extraordinary gain was recorded during the first nine months.


    LIQUIDITY AND CAPITAL RESOURCES

    WORKING CAPITAL

    Net working capital at September 26, 1999 was a negative $239,000, compared to a negative $896,000 at the end of 1998, and a negative $130,000 for September 27, 1998. The $657,000 improvement in working capital over year-end is principally a result of higher inventories versus a nominal increase in current liabilities. The decline of $130,000 as compared to September 27, 1999 reflects higher accrued expenses and current maturities of long term debt versus a nominal increase in current assets.

    Accounts receivable at September 26, 1999, were $3,544,000, or $1,157,000 (25%) lowerer versus the year-end 1998 balance of $4,701,000. Receivables decreased $1,770,000 compared to the September 27, 1998 ending balance. These decreases reflect the lower sales volume combined with higher return credits during the third quarter.

    At September 26, 1999, net inventories were higher by $1,833,000, compared to year-end fiscal 1998, due to increases in all inventory catagories to satisfy anticipated higher sales demand in the fourth quarter. Net inventories also increased by $1,549,000 versus September 1998 for the same reason.

    Accounts payable at the end of the first nine months of 1999 were $538,000 higher than year-end 1998 and $847,000 higher than the first
    nine months of 1998.   Accrued expenses at the end of September 1999
    were $109,000 lower than fiscal year-end 1998 and $453,000 lower than September 1998. Primarily accounting for this was the vendor settlement, which lowered accrued expenses and increased vendor debt.

    DEBT

    At September 26, 1999 the balance outstanding on the Bank America loan facility was $2,692,000 plus letter of credit accommodations of $1,993,000. This compares to a loan balance at December 27, 1998 of $3,503,000 and accommodations of $2,193,000 and a loan balance at September 27, 1998 of $4,422,000 and accomodations of $2,200,000.

    The Company is continuing discussions with certain other unsecured creditors with past due balances to restructure of approximately $700,000 of associated indebtedness upon substantially the same terms as the settlement with the trade creditors. There is no assurance that any of these creditors will accept the proposal.


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

    The Company's three largest customers accounted for an aggregate of 86% of the Company's total sales in first nine months of 1999. Given the Company's current financial condition and its manufacturing cost structure, the loss of a large customer would have a materially adverse impact on the Company's financial condition and results of operations.

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

    In addition, as a part of the first phase of the readiness plan, the Company completed an inventory of the software applications currently running on its personal computers. A plan was implemented to upgrade, where necessary, all applications software to be Year 2000 compliant during the third quarter of 1999.

    The Company has analyzed its products and non-IT systems such as imbedded chips in production equipment, and found that there are no material Year 2000 issues.

    The second phase of the readiness project was to address Year 2000 issues with significant customers, vendors and service providers, including electronic commerce. This phase was an audit and inquiry phase, and is complete. There can be no assurance that the systems of other companies and service providers that interact with the Company will be sufficiently Year 2000 compliant so as to avoid an adverse impact on the Company's operations, financial condition and results of operations. There are no significant costs associated with this phase.

    The third and final phase of this project will be completed before the end of the fourth Quarter of 1999. The company expects to resolve any remaining internal Year 2000 issues and finalize testing of modifications during this phase. The Company has developed a contingency plan to address a worst case scenario for unresolved Year 2000 issues with customers, vendors and service providers.

    The Company does not presently anticipate that the costs to address the Year 2000 issue will have a material adverse impact on the Company's financial condition, results of operations or liquidity. Present estimated costs for remediation are as follows:

                               Prior Fiscal Years    Fiscal 1999
                               ------------------    -----------
             Software              $  332,000        $  250,000
             Hardware & Network    $   62,000        $   25,000

    PART II.  OTHER INFORMATION

    Item 6.	Exhibits and Reports on Form 8-K

           (a)  Exhibits
                (27)  Financial Data Schedules

           (b) No Form 8-K report was filed by the Company during the most recently completed fiscal quarter.

    SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       CHAMPION PARTS, INC.
                                       (Registrant)

    DATE: November 10, 1999       By:  /s/  Jerry A. Bragiel
                                       ----------------------------------
                                       Jerry A. Bragiel
                                       President, Chief Executive Officer
				                                 		and Principal Financial Officer

                                  By:  /s/  Richard W. Simmons
                                       -----------------------------------
                                       Richard W. Simmons
                                       Corporate Controller and Secretary