Form 10-K
period 1999-12-31
CHAMPION PARTS INC
filed 2000-03-30
CIK 19161

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 1999
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the transition period from        to
                         Commission File No. 1-7807

                            CHAMPION PARTS, INC.
             ----------------------------------------------------
            (Exact name of Registrant as specified in its charter)

             Illinois                             36-2088911
---------------------------------      ---------------------------------
(State or other jurisdiction          (IRS Employer Identification Number)
 of incorporation or organization)

2005 West Avenue B, Hope, AR                             71801
(Address of Principal Executive Offices)               (Zip Code)

Registrant's telephone number, including area code:    (870) 777-8821

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

As of March 22, 2000, 3,655,266 Common Shares were outstanding and the aggregate market value of the Common Shares held by non-affiliates of the Registrant (based on the closing price as reported on the National Quotation Bureau Incorporated) was approximately $1,768,785. For information as to persons considered to be affiliates for purposes of this calculation, see "Item 5. Market for the Company's Common Shares and Related Shareholder Matters".

PART I

Item 1.   Business
          --------

Unless context indicates otherwise, the term "Company" as used herein means Champion Parts, Inc. and its subsidiaries.

PRODUCTS

The Company is reporting two operating segments in the same format as reviewed by the Company's senior management. In segment one, the Company remanufactures and sells replacement fuel system components (carburetors and diesel fuel injection components) and constant velocity drive assemblies for substantially all makes and models of domestic and foreign automobiles and trucks. In segment two, it remanufactures and sells replacement electrical and mechanical products for certain passenger car, agricultural and heavy duty truck original equipment applications.

During the fiscal years ended December 31, 1999 and December 27, 1998 and December 28, 1997, the Company's sales of parts for automobiles (including light duty trucks) accounted for approximately 88% and 82%, and 78% respectively, of the Company's net sales; while sales of parts for heavy duty trucks and farm equipment accounted for approximately 12%, 18%, and 22%, respectively, of net sales.

MARKETING AND DISTRIBUTION

The Company's products are marketed throughout the continental United
States and in a limited manner in Canada. The Company sells carburetors and constant velocity drive assemblies to automotive warehouse distributors, which in turn sell to jobber stores and through them to service stations, automobile repair shops and individual motorists. In addition, the Company sells to aftermarket retail chains that distribute products through their stores. The Company sells electrical, mechanical and constant velocity drive products to manufacturers of automobiles, trucks and farm equipment, which purchase the Company's products for resale through their dealers. Of the Company's net sales in the year ended December 31, 1999, approximately 75% were to retailers; approximately 23% were to manufacturers of automobiles, trucks and farm equipment and heavy duty fleet specialists; and approximately 2% were to automotive warehouse distributors and other customers.

The Company exhibits its products at trade shows. The Company also prepares and publishes catalogs of its products, including a guide with information as to the various vehicle models for which the Company's products may be used and a pictorial product identification guide to assist customers in the return of used units. The Company's salesmen and sales agents call on selected customers of warehouse distributors which carry the Company's products to familiarize these customers with the Company's products and the applications of its products to varied automotive equipment.

During the fiscal year ended December 31, 1999, the three largest customers of the Company accounted for approximately 50% (AutoZone, Inc.), 25% (Advance Auto Parts) and 13% (John Deere), respectively, of net sales, and no other customer accounted for more than 10% of net sales.

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

At December 31, 1999, two direct salesmen and 12 sales agencies make sales calls.

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

BACKLOG

The Company did not have a significant order backlog at any time during the 1999 fiscal year.

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

EMPLOYEES

As of December 31, 1999, the Company employed approximately 545 persons, including 58 salaried employees at corporate headquarters and plant locations; and approximately 487 production, warehouse and maintenance employees.

The Collective Bargaining Agreement between the Company and the International Brotherhood of Electrical Workers at the Company's Pennsylvania facility was renewed, for a three year term in November 1999, effective as of September
1, 1999. The contract was settled with wage increases granted over the life of the agreement which comes up for renewal August 31, 2002.

Item 2.   Properties
          ----------
Relocation of the Company's corporate headquarters from Glen Ellyn, Illinois to Hope, Arkansas was completed in the first quarter of 2000. Corporate headquaters now occupies office space at the Hope Division Facility, 2005 West Avenue B, Hope, Arkansas. This facility houses the Company's corporate office functions, including executive administration, finance, and data processing.

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

In November 1998, the Company submitted a plan to PADEP to monitor groundwater and to stop operation of the remediation system under Pennsylvania's "Act Two". The plan was approved in late 1999. The first phase of the plan, allowing partial shutdown of the ground water treatment, is expected to be completed during the first half of 2000. The Company's current consultant, Environmental Consulting, Inc. ("ECI") currently is unable to predict how long the remediation system will have to operate.

The Beech Creek matter is a subject of the insurance carrier litigation (see paragraph 4 below).

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

Cleanup commenced in early 1999 at the Lawson Street property. The cleanup actvity consists of soil vapor extraction. As part of a settlement with Soto Associates, the current owner of the property, the Company and two other defendants to that action deposited a total of $423,000 into a remedition escrow, which is believed to be sufficient funding for the cleanup. Under an interim agreement, the Company paid one-third of this amount. If the cleanup costs more than the remediation escrow amount, the current owner of the property is solely responsible for the overuns. The Lawson Street property is also located within the Puente Valley Operable Unit of the San Gabriel Valley Superfund Site (the Puente Valley Site). The Puente Valley Site is concerned with volatile organic compounds in the regional aquifer. The Company and approximately 42 other potentially responsible parties (PRP's) were parties to an Administrative Consent Order with the United States Environmental Protection Agency (USEPA) pursuant to which the PRP's undertook a remedial investigation/feasibility study (RI/FS) of the Puente Valley Site. The RI/FS has been completed, and the USEPA has issued a Record of Decision (ROD) identifying the preferred cleanup alternative for the Puente Valley Site.
The ROD estimates that the future cleanup costs will be approximately
$28,000,000.

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

The Company has demanded defense and indemnity from its insurance carriers for any liability at the Spectron Site and one of the carriers has settled with the Company (see paragraph 4. below). The Company plans to vigorously pursue its claims against other insurance carriers, if necessary. Further, the Company believes that its former solvent supplier and waste solvent transporter is responsible for a share of any liability the Company incurs for the Spectron Site cleanup. The Company plans to pursue the transporter for the claim.

4. Litigating Against Insurance Carriers.
   --------------------------------------
The Company had filed a complaint in Illinois State Court, in DuPage County, against its insurance carriers for a declaration that the insurance carriers are liable for all of the Company's investigation and cleanup costs at the Beech Creek, City of Industry, Puente Valley site and Spectron site. In
1995 and 1998, the Company entered into a Partial Settlement Agreement with certain primary insurance carriers, whereby those carriers paid the Company a significant percentage of its past defense and investigation costs at the Beech Creek, City of Industry, Spectron, and Puente Valley sites.

The Company concluded settlement in late 1998 with its insurance carriers regarding the Company's liability for cleanup of the Lawson street site. Under the terms of the settlement, the insurance carriers paid $235,000 to the Company in 1998 for cleanup costs at the Lawson Street site. The Company dismissed the litigation, without prejudice with regard to the insurance carriers' liability for Puente Valley, or any other site, with the right to refile it at any time.

5. Product Liability Litigation.
   --------------------------------------------------
In 1999 and 2000, the Company was one of numerous defendants named in suits for personal injuries caused by exposure to products containing asbestos. The Company put its insurance carriers on notice and filed answers denying the allegations in the Complaints. Some of the Company's insurance carriers have agreed to defend the Company, under a reservation of rights. It is too early to predict the outcome of these matters.

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

Item 4.   Submission of Matters to a Vote of Shareholders
          -----------------------------------------------

          None

PART II


Item 5.   Market for the Company's Common Shares and Related
          Shareholder Matters
          --------------------------------------------------

The Company's Common Shares are traded over the counter on the NASD Electronic Bulletin Board under the symbol "CREB". As of March 15, 2000, there were 747 holders of record of the Company's Common Shares. This number does not include beneficial owners of Common Shares whose shares are held in the name of banks, brokers, nominees or other fiduciaries.

The information appearing in the following table on the range of high and low trade prices for the Company's Common Shares was obtained from NASDAQ quotations provided in the OTC Market Report published by the National Quotation Bureau. Such high and low bids reflect interdealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

                           Year Ended             Year Ended
                        December 31, 1999      December 27, 1998
                          Low      High          Low      High
                          Bid      Bid           Bid      Bid
                         ------   ------        ------   ------
1st Quarter               0.50     0.97          0.25     0.39
2nd Quarter               0.63     0.97          0.25     0.56
3rd Quarter               0.51     1.06          0.30     0.42
4th Quarter               0.53     1.06          0.30     0.72


Under the Company's amended and restated credit agreement, the Company is not permitted to pay dividends. The Company did not pay any dividends in the years ended December 31, 1999 and December 27, 1998.

Only for purposes of the calculation of aggregate market value of the Common Shares held by non-affiliates of the Company as set forth on the cover page of this report, the Common Shares held by Dana Corporation, RGP Holding, Inc., the Company's Employee Stock Ownership Plan and Profit Sharing and Thrift Plan, and shares held by members of the families of the children of Elizabeth Gross, the mother of two of the Company's directors, were included in the shares held by affiliates. Certain of such persons and entities may not be affiliates.

Item 6.   Selected Financial Data
          -----------------------

                             (in thousands, except per share data)

                         1999       1998       1997       1996       1995
                       --------   --------   --------   --------   --------
Net Sales (1)          $ 28,567   $ 26,442   $ 24,165   $ 27,556   $ 52,954
Costs and Expenses:
Operating costs (2)      25,329     24,588     23,948     27,527     69,454
  Gain on disposal
   of assets (5)             -0-      (277)        -0-        -0-        -0-
  Interest - net            539        865        973      1,489      2,339
                       --------   --------   --------   --------   --------
Total Expenses           25,868     25,176     24,921     29,016     71,793
Income/(Loss)
 Before Inc. Taxes &
 Extraordinary Gain       1,699      1,266       (756)    (1,460)   (18,839)
Income Taxes (Benefit)       27         42         -0-         7          1
                       --------   --------   --------   --------   --------
Income/(Loss) Before
 Extraordinary Gain       1,672      1,224       (756)    (1,467)   (18,840)
Extraordinary Gain (3)       59        279        596         -0-        -0-
                       --------   --------   --------   --------   --------
Net Income/(Loss)      $  1,731      1,503   $   (160)  $ (1,467)  $(18,840)
                       ========   ========   ========   ========   ========
Average Common Shares
 Outstanding and Common
 Share Equivalent
   Basic                  3,655      3,655      3,655      3,655      3,655

   Diluted                3,709      3,655      3,655      3,655      3,655

Basic Earnings per Common Share:

Net Income/(Loss)
 From Operations Before
 Extraordinary Gain Per
 Common Share          $   0.45   $   0.33   $  (0.21)  $  (0.40)  $  (5.15)
                       --------   --------   --------   --------   --------
Extraordinary Gain Per
 Common Share          $   0.02    $  0.08   $   0.16   $     -0-  $     -0-
                       --------   --------   --------   --------   --------
 Net Income/(Loss)
  Per Common Share:    $   0.47    $  0.41   $  (0.05)  $  (0.40)  $  (5.15)
                       --------   --------   --------   --------   --------

          ------------------------------------

                         1999       1998       1997       1996       1995
                       --------   --------   --------   --------   --------
Diluted Earnings per Common Share:

Net Income/(Loss)
 From Operations Before
 Extraordinary Gain Per
 Common Share          $   0.45    $  0.33   $  (0.21)  $  (0.40)  $  (5.15)
                       --------    -------   --------   --------   --------

Extraordinary Gain Per
 Common Share          $   0.02    $  0.08   $   0.16   $    -0-   $     -0-
                       --------    -------   --------   --------   --------
Net Income/(Loss) Per
 Common Share          $   0.47    $  0.41   $  (0.05)  $   (0.40) $  (5.15)
                       --------    -------   --------   ---------  --------
At Year-End:
Total assets           $ 19,575    $ 17,319   $ 17,276   $ 19,666   $ 28,565
Long-Term Obligations  $  6,076    $  6,263   $  2,377   $     43   $    701
  (Note 4)

NOTES:

Note 1: In 1995 the Company adopted a plan to refocus its business and exit the manufacture and sale of passenger car electrical products. Sales to those customers affected by the Company's announcement accounted for approximately 56% of sales in 1995.

Note 2: Special Charges and Restructuring Charges of $1,602,000 in 1995 are included in operating costs. Included in 1995 results are $6.1 million in write-downs of inventory due to the Company's decision to exit certain product lines.

Note 3: In 1999, an extraordinary gain of $59,000 was reported which resulted from a creditor debt restructuring settlement. In 1998, an extraordinary gain was reported which consisted of a $187,000 net gain from the forgiveness of prior loans and fees by lenders plus a $92,000 gain from creditor debt restructuring settlements. In 1997,the Company reached a composition agreement with approximately 90% of its unsecured creditors with past due balances of $3.4 million. As a result of this settlement, an extraordinary gain of $596,000 was reported in 1997.

Note 4: In 1997, 1996, and 1995 long-term obligations do not reflect amounts due on the bank credit agreement and other maturities. In August of 1998, the $1.3 million of the $1.5 million Industrial Revenue Bond, previously reported as a short-term obligation, was reclassified as long-term debt due to the bank refinancing (See Note 4, to the Consolidated Financial Statements).

Note 5: In 1998, the Company recorded a $265,000 gain on the sale of the Ft. Worth Texas property. This gain is included in gain on disposal of assets.

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations
          -------------------------------------------------

RESULTS OF OPERATIONS

1999 COMPARED TO 1998

Net sales for 1999 of $28.6 million were 8.3% higher than 1998 net sales of $26.4 million. The higher sales reflect an increase in carburetor business with existing customers, increased heavy-duty electrical product sales to a new agricultural original equipment customer, and improved sales of domestic electrical and water pump sales to an O.E.M. customer. Partially offsetting these increases were lower heavy-duty electrical product sales reflecting soft orders from an O.E.M. customer.

The Company's primary product line is remanufactured carburetors, which accounted for 77% of 1999 net sales compared to 73% and 67%, in 1998 and 1997, respectively. The Company's main distribution channel is through two large retailers which accounted for 99% of 1999 net carburetor sales compared to 94% of the 1998 and 84% of the 1997 net carburetor sales. The balance of the carburetor sales were to original equipment aftermarket customers and traditional warehouse distributors. The loss of a major retail customer would have a material adverse effect on the Company's financial condition and results of operations.

Since the mid-1980's carburetors have not been installed in new vehicles sold in the United States due to the increased use of fuel injection systems. However, the Company continues to sell replacement units for older vehicles, many of which use carburetors. Overall carburetor sales are declining in the U.S. market. The Company believes that the retail segment will continue to expand its sales of carburetors in the near future while the traditional channels will continue to decrease. Factors contributing to this trend include the overall growth of the retailers' market share in the automotive parts aftermarket, consolidation of traditional distribution channels, price competitiveness and traditional distributors' desire to limit their investment in the carburetor product line. The Company has introduced various marketing programs in recent years, including an overnight delivery program, to help enhance sales to traditional distributors.

Reflected in net sales are deductions for product and net core returns, which were 22.8% and 23.8% of total sales in 1999 and 1998, respectively. The lower return percentage in 1999 is a function of the decrease in product return volume in proportion to the sales increase. The Company has a customer product return policy to control product and core returns. It has also established reserves against expected future declining core values. However, there can be no assurance that these reserves will be adequate.

Cost of products sold was 83% of net sales in 1999 and 84% in 1998. This decrease in cost of products sold resulted primarily from reductions achieved in manufacturing overhead.

Selling, distribution and administration expenses in 1999 were $2.7 million, or 8%, higher than 1998 expenses of $2.5 million. The principal reason for the improvement was higher distribution spending and increased sales commissions as a result of the higher sales.

Net non-operating expenses of $453,000 in 1999 were $56,000, or 11%, lower than 1998 expenses of $509,000. Primarily accounting for this reduction is lower interest expense, which declined $326,000 in 1999 versus 1998. The decline in interest expense reflects a lower average borrowing level combined with lower interest and fees under the new loan facility, which was in effect for the entire year versus five months in 1998. There were no gains recorded from the sale of assets in 1999, as compared to a gain of $277,000 in 1998. The 1998 gain almost entirely reflects the $265,000 gain on the disposal of the Ft. Worth Texas property.

The Company did not record a deferred tax asset on the 1999 and 1998 income amounts due to uncertainties over the realization of tax loss carry forwards.

The Company reported a net income of $1,731,000 after an extraordinary gain of $59,000 versus a net income in 1998 of $1,503,000 after an extraordinary gain of $279,000. Without the inclusion of the extraordinary gain in both years, the result of operations was an increase in net income of $448,000, or 36.6%, to $1,672.000 in 1999 as compared to net income of $1,224,000 in 1998.

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

Reflected in net sales are deductions for product and core returns, which were 24% and 22% of total sales in 1998 and 1997, respectively. The higher returns percentage in 1998 is a function of the increase in product return volume. The Company has a customer product return policy to control product and core returns. It also had established reserves against expected future declining core values. However, there can be no assurance that these reserves will be adequate.

Cost of products sold was 84% of net sales in 1998 and 85% in 1997. This decrease in cost of products sold resulted from reductions achieved in manufacturing overhead.

Selling, distribution and administration expenses were $2.5 million in 1998, 29% lower than 1997 expenses of $3.5 million. The principal reason for the improvement was lower administrative spending as a result of corporate-wide cost control efforts and lower professional fees.

Net non-operating expenses of $509,000 in 1998 were $362,000 (42%) lower that 1997 expenses of $871,000. Primarily accounting for this is the $265,000 gain on the sale of the of the Ft. Worth Texas property.

Interest expense declined to $865,000 in 1998 from $973,000 in 1997. The decline in interest expense was due to a lower level of average borrowing and lower interest and fees under the new loan facility. In 1998, the total bank debt was reduced by $1,652,000.

The Company reported a net income of $1,503,000 after an extraordinary gain of $279,000 verus a net loss in 1997 of $(160,000) after an extraordinary gain of $596,000. Without the inclusion of the extraordinary gain in both years, the result of operations was an increase in net income of $2 million to $1,224,000 in 1998 compared to a net loss of $(756,000) in 1997.

The Company did not record a deferred tax asset on the 1998 and 1997 income amounts due to uncertainities over the realization of tax loss carry forwards.

LIQUIDITY AND CAPITAL RESOURCES:

WORKING CAPITAL

Working capital at December 31, 1999 was a positive $865,000, compared to a negative $896,000 at the end of 1998. This $1.8 million improvement in working capital is primarily a reflection of improved operations which resulted in net cash provided by operations of $1,514,000.

Accounts receivable at December 31, 1999, were $3,891,000, or $810,000 (17.2%) lower versus the year-end 1998 balance of $4,701,000. The decrease was due to a higher volume of customer credits issued in December of 1999 versus December of 1998, together with lower gross sales during the month as compared to 1998.

At December 31, 1999, net inventories were higher by $2.8 million, compared to year-end fiscal 1998. The increase in net inventories primarily reflects higher parts, raw core and work-in-process inventories reflecting the ramp-up of production of carburetors at the Hope facility, and higher finished goods due to heavy stock adjustment returns at year-end.

Accounts payable at December 31, 1999 of $7.094,000 were $1.8 million higher than year end 1998. The increase primarily reflects higher payables for raw materials inventory purchases and a change in the timing of accounts payable payments at December 31, 1999.

Accrued liabilities and other payables at December 31, 1999 of $ 5.4 million were $800,000 lower than year-end 1998. Accounting for this is a decrease in worker's compensation accrual resulting from restructuring of vendor debt with an insurance company, lower accrued stock adjustments for estimated stock adjustment credits to customers due to a credit issued in December, and a decrease in accrued payroll due to cut-off date differences.

DEBT

The amount available under the Company's credit facitlity varies in relation to collateral values, up to a maximum amount of $8.5 million including letter of credit accomodations of $2,200,000. At December 31, 1999 the balance outstanding on the Company's loan facility was $3,424,000 and letter of credit accommodations were $1,993,000. This compares to a loan balance at December 27, 1998 of $3,503,000 and accomodations of $2,193,000.

In the first quarter of 1999, creditor debt restructuring settlements resulted in $59,000 of net extraordinary gains after legal expenses.

The Company's wholly owned foreign subsidiary is a guarantor of Canadian $1.5 million of bank debt with its partner in a 50% owned Canadian venture. The Company has provided a reserve for contingent liability to the venture's bank. The amount of the reserve for the loan plus accrued and unpaid interest was $616,000 at December 31, 1999.

FACTORS WHICH MAY AFFECT FUTURE RESULTS

This annual report contains forward-looking stements that are subject to risks and uncertainties, including but not limited to the following:

The Company expects the existing over-capacity in the automotive aftermarket and consolidation within its distribution channels to cause continued selling price pressure for the foreseeable future. The present competitive environment is causing change in traditional aftermarket distribution channels resulting in volume retailers gaining additional market presence at the expense of traditional wholesalers. In response, the Company has attempted to divesify its customer base and currently serves all major segments, including automotive warehouse distributors and jobbers, original equipment manufacturers of automotive equipment and large volume automotive retailers. The anticipated decline in sales from the profitable carburetor product line over the longer term will impact future results. The Company will seek to offset these impacts through development of niche product markets, new product develpment, improvements in its manufacturing processes and cost containment with a strong focus on capacity utilization. There is no assurance that the Company's efforts will be successful.

The Company's six largest customers accounted for an aggregate of 98% of the Company's net sales in 1999. Given the Company's current financial condition and its manufacturing cost structure, the loss of a large customer would have a materially adverse impact on the Company's financial conditon and results of operations.

While the company has established reserves for potential environmental liabilities that it believes to be adequate, there can be no assurance that the reserves will be adequate to cover actual costs incurred or that the Company will not incur additional environmental liabilities in the future. See"Legal Proceedings" for additional information.

Accordingly, actual results may differ materially from those set forth in the forward-looking statements.

YEAR 2000 COMPLIANCE

The costs to access and implement the year 2000 compliance plans did not have a material adverse impact on the Company's financial condition, results of operations or liquidity. In addition, to date, the Company has not experienced any material year 2000 issues.

Costs for the Year 2000 remediation were as follows:

                           Prior Fiscal Years     Fiscal 1999
                           ------------------     -----------
    Software                   $332,000            $178,000
    Hardware and Network         62,000              42,000

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities.
It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair market value. The Company, to date, has not engaged in dollar derivative and hedging activities.

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Obtained for Internal Use." SOP 98-1 is effective for financial statements for the years beginning after December 15, 1998. SOP 98-1 provides guidance over accounting for computer software developed or obtained for internal use including the requirement to capitalize and amortize specific costs. The adoption of this standard did not have a material effect on the Company's capitalization policy.

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

                                                               Served as
                                                               Director
Name (Age)                Directors, Affiliation               Since
----------------------    -----------------------------------  ---------
John R. Gross (68)        Owner, Chaney Auto Parts,Inc.,         1966
                          Crest Hill, Illinois

Raymond Gross (61)     	  Vice President, Erecta Shelters,       1968
                          Inc., Ft. Smith, Arkansas

Gary S. Hopmayer (60)     Director, Original American Scones     1987
                          Inc., 1987, Chicago, Illinois

Barry L. Katz (48)        President and General Counsel,         1993
                          Belmont Holdings Corp.

Edward R. Kipling (68)    Retired                                1987

Raymond G. Perelman (82)  Chairman of the Board and Chief        1988
                          Executive	Officer, RGP Holding, Inc.
                          Philadelphia, Pennsylvania and
                          Belmont	Holdings Corp., Wilmington
                          Delaware

Name (Age)                Officers of the Company
----------------------    -----------------------
Jerry A. Bragiel (48)     President and CEO of the Company

Richard W. Simmons (57)   Vice President Finance, CFO and
                          Secretary of the Company

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

Richard W. Simmons joined the Company in April 1996 as Division Controller of the Hope Facility. In August 1998, he was promoted to Corporate Controller and was elected Secretary of the Corporation in January 1999. In March of 2000, he was promoted to Vice President Finance (CFO) and Secretary of the Corporation. Mr. Simmons held the position of Vice President of Finance with the New West Group of Winsloew Furniture, Inc. prior to joining the Company. He has been the CFO of several corporations and has eight years experience in the remanufacturing industry.

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

Gary S. Hopmayer was President of Original American Scones, Inc., a privately owned specialty baker, from 1987 to 1993. Prior to American Scones, Inc. he was President of Mega International, Inc. a manufacturer and distributor of automotive electrical parts. Mega International, Inc., founded by Mr. Hopmayer, was sold to Echlin Inc. in October 1986.

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

(b)    Arrangements Concerning the Board of Directors

Directors received a fee of $10,000 for service as a director during the Company's fiscal year ended December 31, 1999. In addition, directors are reimbursed for their reasonable travel expenses incurred in attending meetings and in connection with Company business.

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


ITEM 11.   EXECUTIVE COMPENSATION
           ----------------------

(a)   Executive Officer Compensation and Arrangements

Executive Compensation:

The following table sets forth information with respect to all compensation paid to the Company's Chief Executive Officer. There were no other executives whose compensation exceeded $100,000 for services rendered in all capacities to the Company, during 1999.

                                                   Long Term Compensation
                         Annual Compensation            Awards Payout
                       -----------------------  -----------------------------
                                                 Rest-
                                       Other     ricted  Secur.         All
Name and                               Annual    Stock   Under.  LTIP   Other
Principal         Year  Salary   Bonus  Comp.(1) Awards Opt/SAR Payouts Comp.
Position           No.     $       $       $       $       #      $       $
----------------  ----  -------  ------  -----   -----  -------  -----  -----
Jerry A. Bragiel  1999  206,410       -0-   -0-     -0-      -0-    -0-    -0-
President and
Chief Executive   1998  180,773   39,210    -0-     -0-      -0-    -0-    -0-
Officer (Note 2)
                  1997  112,492       -0-   -0-     -0- 125,000     -0-    -0-

(1) 	The amounts are below threshold reporting requirements.

(2) 	Mr. Bragiel was hired as President and CEO in May 1997.

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

The Company also has an indemnification agreement with each officer of the Company that provides that the Company shall indemnify the officer against certain claims, which may be asserted against him by reason of serving as an officer of the Company. The following table provides certain information with respect to the number and value of unexercised options outstanding as of December 31, 1999. (No options were exercised by the named executive officer during 1999.)

Aggregated 1998 Option Exercises and December 27, 1998 Option Values:

                                                 Number of
                                                Securities       Value of
                                                Underlying      Unexercised
                       Shares                    Unexercised    In-the-Money
                      Acquired     Value          Options         Options
                     on Exercise  Realized      Exercisable/    Exercisable/
Name                     (#)        ($)        Unexercisable   Unexercisable
--------------------  --------  ----------   ----------------  -------------
Jerry A. Bragiel, CEO      -0-         -0-     75,000/50,000   11,700/$7,800

Officer & Managers         -0-         -0-          0/64,000       $0/$0


Compensation Committee Interlocks and Insider Participation

Messrs. Perelman, Kipling and John R. Gross presently serve as members of the Compensation Committee. None of these members was an officer or employee of the Company, a former officer of the Company requiring disclosure under
Item 404 of SEC Regulation S-K during 1999.  See Item 13 "Certain
Relationships an Related Transactions" below for a discussion of a transaction involving a Director of the Company.


(b)   Director Compensation Arrangements
      ----------------------------------

Information regarding director compensation is set forth under Item 10(b) above.

Item 12:   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
           OWNERS AND MANAGEMENT
           ----------------------------------------

The following tabulation shows, as of December 31, 1999, (a) the name, address and Common Share ownership for each person known by the
Company to be the beneficial owner of more than five percent of the
Company's outstanding Common Shares,   (b) the Common Share ownership
of each director, (c) the Common Share ownership for each executive officer named in the compensation table, and (d) the Common Share ownership for all directors and executive officers as a group.

                              Number of Common
                              Shares Beneficially     Percent of Common
Beneficial Owner              Owned (1)	             	Shares Outstanding
---------------------------   -------------------     ------------------
RGP Holding, Inc.
 Wilmington, Delaware          661,600 (2)             18.1% (2)

Dana Corporation
 100 Double Beach Road
 Branford, Connecticut         600,000 (3)             16.4% (3)

John R. Gross
 Director (6)                  110,212                  3.0%

Champion Parts, Inc.
Employee Stock Ownership Plan
 Hope, Arkansas                 40,381 (3)              1.1% (4)

Raymond F. Gross
 Director                       31,164                  *

Gary S. Hopmayer
 Director (3)                        -                  -

Barry L. Katz
 Director (2)                      250                  *

Edward R. Kipling
 Director (3)                    2,000                  *

Raymond G. Perelman,
 Director                      661,600 (2)             18.1% (2)

Jerry A. Bragiel
 President and CEO              13,984                  *

Richard W. Simmons               4,000                  *
 V.P. Finance, CFO & Sec.

All directors and
 executive officers as
 a group (8 persons)(5)        825,210                 22.6%

     * Not greater than 1%            -21-

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

(3)	All shares owned by Dana Corporation ("Dana") are subject to a Stock
Purchase Agreement dated March 18, 1987 between the Company and Echlin Inc. which was acquired by Dana in 1999. Under the Stock Purchase Agreement, Echlin, later acquired by Dana COrporation, may vote its shares in its discretion. During the fiscal year ended December 31, 19998, the Company did not purchase or sell any components used in the remanufacture of automotive parts to Dana.

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

(5)	 Does not include 40,381 shares allocated to the accounts of employees other than executive officers under the Stock Ownership Plan. Each of the participants in the Stock Ownership Plan is entitled to direct the trustees as to the voting of shares allocated to his or her account.

(6)	As of December 31, 1999 Elizabeth Gross, her children and members of their immediate families beneficially owned 200,000 Common Shares, or approximately 5.5% of the Common Shares outstanding. John R. Gross and Raymond F. Gross, children of Elizabeth Gross, are directors of the Company.


Item 13.   Certain Relationships and Related Transactions
           ----------------------------------------------

In 1999, a Director of the Company was paid $30,000 for legal fees incurred by him for which the Company had a contractual reimbursement obligation. At December 31, 1999, an outstanding amount of $115,000 is still owed to this Director.

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

           (3.) The exhibits required by Item 601 of Regulation S-K are listed in the exhibit index, which follows the consolidated financial statements and financial statement schedule and immediately precedes the exhibits filed. Pursuant to Regulation S-K, Item 601(b)(4)(iii),the Company has not filed with Exhibit
            (4) any instrument with respect to long-term debt (including individual bank lines of credit, mortgages and instruments relating to industrial revenue bond financing) where the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of each such instrument to the Securities and Exchange Commission on request.

           (b)  Reports on Form 8-K: None

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           CHAMPION PARTS, INC.


Date: March 30, 2000                     By:  /s/ Richard W. Simmons
      -----------------                  ---------------------------
                                         Richard W. Simmons
                                         Vice President Finance, CFO
                                         and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons have signed this report below on March 30, 2000.


By:   /s/ Jerry A. Bragiel               By:   /s/ Gary S. Hopmayer
---------------------------------        --------------------------
Jerry A. Bragiel, President & CEO        Gary S. Hopmayer, Director


By :   /s/ Raymond G. Perelman           By:   /s/ Edward R. Kipling
------------------------------           ---------------------------
Raymond G. Perelman, Director            Edward R. Kipling, Director


By :   /s/ Barry L. Katz                 By:   /s/ Raymond F. Gross
-----------------------------            -----------------------------
Barry L. Katz, Director                  Raymond F. Gross, Director


By:   /s/ John R. Gross
-----------------------------
John R. Gross, Director

                  CHAMPION PARTS, INC. AND SUBSIDIARIES


Consolidated Financial Statements and Financial Statement Schedule comprising
Item 8 and Items 14(a)(1) and (2) for the Years Ended December 31, 1999, December 27, 1998, and December 28, 1997 and Report of Independent Certified Public Accountants.

                  CHAMPION PARTS, INC. AND SUBSIDIARIES
                             TABLE OF CONTENTS



                                                                    Page

Report of Independent Certified Public Accountants                   28

Consolidated Financial Statements (Item 14(a)(1)):

The following consolidated financial statements of Champion Parts, Inc. and subsidiaries are included in Part II, Item 8:

Consolidated balance sheets - December 31, 1999 and
  December 27, 1998                                                29-30

Consolidated statements of operations - years ended
  December 31, 1999, December 27, 1998 and December 28, 1997       31-32

Consolidated statements of stockholders'
  equity/(deficit) - years ended
  December 31, 1999, December 27, 1998 and December 28, 1997          33

Consolidated statements of Comprehensive Income
  (Loss) - years ended
  December 31, 1999, December 27, 1998 and December 28, 1997          34

Consolidated statements of cash flows - years ended
  December 31, 1999, December 27, 1998 and December 28, 1997       35-36

Notes to consolidated financial statements                         37-52

Consolidated Financial Statement Schedule (Item 14(a)(2)):

Schedule II - Valuation and qualifying accounts                       53

Exhibit Index                                                      54-55

All other schedules are omitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements or notes thereto.

            REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors of
Champion Parts, Inc.
Hope, Arkansas



We have audited the accompanying consolidated balance sheets of Champion Parts, Inc. and Subsidiaries as of December 31, 1999 and December 27, 1998 and the related consolidated statements of operations, stockholders' equity (deficit), comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 1999. We have also audited the accompanying Schedule II, "Valuation and Qualifying Accounts." These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

As described in Note 10, 88% of the Company's sales in the year ended December 31, 1999 are concentrated in three customers. The loss of one or more of these customers could have a material adverse effect on the Company's financial condition and results of operations.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Champion Parts, Inc. and Subsidiaries at December 31, 1999 and December 27, 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

Also, in our opinion the schedule presents fairly, in all material respects, the information set forth therein.


/s/ BDO Seidman, LLP


Chicago, Illinois
March 22, 2000

                   CHAMPION PARTS, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                      December 31, 1999    December 27, 1998
                                      -----------------    -----------------
ASSETS

CURRENT ASSETS:
Cash                                   $   1,330,000        $    784,000
Accounts receivable, less allowance
for uncollectible accounts of
$337,000 and $339,000 in 1999 and
1998, respectively                         3,891,000           4,701,000

Inventories                                9,240,000           6,414,000

Prepaid expenses and other assets            335,000             388,000

Deferred income tax asset                    413,000             380,000
                                          ----------          ----------
Total current assets                      15,209,000          12,667,000
                                          ----------          ----------
PROPERTY, PLANT AND EQUIPMENT:
Land                                         197,000             197,000
Buildings                                  7,834,000           7,821,000
Machinery and equipment                   13,042,000          12,720,000
                                          ----------          ----------
  Gross property, plant & equipment       21,073,000          20,738,000

Less:  Accumulated depreciation           16,726,000          16,125,000
                                          ----------          ----------
   Net property, plant & equipment         4,347,000           4,613,000
                                          ----------          ----------
OTHER ASSETS                                  19,000              39,000
                                          ----------          ----------
TOTAL ASSETS                            $ 19,575,000        $ 17,319,000
                                          ==========          ==========


The accompanying notes are an integral part of these statements.

                   CHAMPION PARTS, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

LIABILITIES AND
STOCKHOLDERS' EQUITY/(DEFICIT)
                                       December 31, 1999    December 27, 1998
                                       -----------------    -----------------
CURRENT LIABILITIES:
Accounts payable                        $  7,094,000         $  5,297,000
Accrued expenses:
Salaries, wages and employee benefits        634,000              817,000
Other accrued expenses                     5,417,000            6,211,000
Taxes other than income                      106,000              170,000
Current maturities of long-term debt:
Current maturities - term notes              601,000              601,000
Current maturities - Vendor debt             192,000              167,000
Current maturities - IRB Loan                300,000              300,000
                                          ----------           ----------
Total current liabilities                 14,344,000           13,563,000
                                          ----------           ----------
DEFERRED INCOME TAXES                        351,000              351,000
                                          ----------           ----------
LONG-TERM DEBT:
Long-term notes payable - revolver         1,220,000              699,000
Long-term notes payable - term notes       1,603,000            2,203,000
Long-term notes payable - Vendors          2,553,000            2,361,000
Industrial Revenue Bond (IRB)                700,000            1,000,000
                                          ----------           ----------
   Total long-term debt                    6,076,000            6,263,000
                                          ----------           ----------
STOCKHOLDERS' EQUITY (DEFICIT):

Preferred stock - No par value;
  authorized, 10,000,000 shares:
  issued and outstanding, none                    -0-                  -0-

Common stock - $.10 par value;
  authorized, 50,000,000 shares:
  issued and outstanding, 3,655,266          366,000              366,000
Additional paid-in capital                15,578,000           15,578,000
(Accumulated deficit)                    (16,654,000)         (18,385,000)
Accumulated other comp. income/(loss)       (486,000)            (417,000)
                                          ----------           ----------
   Total Stockholders' Equity/(Deficit)   (1,196,000)          (2,858,000)
                                          ----------           ----------
Total Liabilities and
  Stockholders' Equity/(Deficit)        $ 19,575,000         $ 17,319,000
                                          ==========           ==========

The accompanying notes are an integral part of these statements.

                 CHAMPION PARTS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF OPERATIONS YEARS ENDED

                               December 31,   	December 27,    December 28,
                                  1999            1998            1997
                               ------------    ------------    ------------
Net Sales                      $ 28,567,000    $ 26,442,000    $ 24,165,000

Costs and Expenses:
  Cost of products sold          23,711,000      22,192,000      20,545,000
   Selling, dist. and admin.      2,704,000       2,475,000       3,505,000
                                 ----------      ----------      ----------
Total costs and expenses       $ 26,415,000    $ 24,667,000    $ 24,050,000
                                 ----------      ----------      ----------
Operating income/(loss)           2,152,000       1,775,000         115,000
                                 ----------      ----------      ----------
Non-operating (income)/expense:
   Gain on disposal of assets            -0-       (277,000)             -0-
   Interest expense                 539,000         865,000         973,000
   Other non-operating income       (86,000)        (79,000)       (102,000)
                                 ----------      ----------      ----------
Total non-operating expense         453,000         509,000         871,000

Income/(Loss) Before Income
  Taxes and Extraordinary Gain    1,699,000       1,266,000        (756,000)
Income Taxes                         27,000          42,000              -0-
                                 ----------      ----------      ----------
Income/(Loss)
Before Extraordinary Gain         1,672,000       1,224,000        (756,000)
Extraordinary Gain                   59,000         279,000         596,000
                                 ----------      ----------      ----------
Net Income/(Loss)              $  1,731,000    $  1,503,000    $   (160,000)
                                 ----------      ----------      ----------

Weighted Average Common Shares
Outstanding at Year-end - Basic   3,655,266       3,655,266       3,655,266
                                 ----------      ----------      ----------
Earnings per Common Share - Basic:
----------------------------------
Income/(Loss) Before
  Extraordinary Gain
  Per Common Share                   $  0.45        $  0.33         $ (0.21)
                                      ------         ------          ------
Extraordinary Gain
 per Common Share                    $  0.02        $  0.08         $  0.16
                                      ------         ------          ------
Net Income/(Loss)
 per Common Share                    $  0.47        $  0.41         $ (0.05)
                                      ------         ------          ------

                              December 31,    December 27,    December 28,
                                 1999            1998            1997
                              ------------    ------------    ------------
Weighted Average Common Shares
Outstanding at Year-end -
                    Diluted      3,709,063       3,655,266       3,655,266
                                ----------      ----------      ----------
Earnings per Common Share - Diluted:
------------------------------------
Income/(Loss) Before
  Extraordinary Gain
  per Common Share                  $  0.45        $  0.33         $ (0.21)
                                     ------         ------          ------
Extraordinary Gain
  per Common Share                  $  0.02        $  0.08         $  0.16
                                     ------         ------          ------
Income/(Loss)
  per Common Share                  $  0.47        $  0.41         $ (0.05)
                                     ------         ------          ------

The accompanying notes are an integral part of these statements.

                   CHAMPION PARTS, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY/(DEFICIT)
                    THREE YEARS ENDED DECEMBER 31, 1999

                                                                  Accumulated
                                       Additional                    Other
                    Common Stock        Paid-in    (Accumulated  Comprehensive
                  Shares    Amount      Capital       Deficit)   Income/(Loss)
                ---------  ---------  -----------  -------------  ----------
BALANCE,
 Dec. 29, 1996  3,655,266  $ 366,000  $ 15,578,000  $(19,728,000)  $(701,000)

Net Loss                -          -             -      (160,000)          -
Foreign currency
 translation adj.       -          -             -             -      73,000
                ---------   --------   -----------   -----------   ---------
BALANCE,
 Dec. 28, 1997  3,655,266  $ 366,000  $ 15,578,000  $(19,888,000) $ (628,000)

Net loss                -          -             -     1,503,000           -

Foreign currency
 translation adj.       -          -             -             -     211,000
                ---------   --------   -----------   -----------   ---------
BALANCE,
 Dec. 27, 1998  3,655,266  $ 366,000  $ 15,578,000  $(18,385,000) $ (417,000)

Net Income              -          -             -     1,731,000           -

Foreign currency
 translation adj.       -          -             -             -     (69,000)
                ---------   --------   -----------   -----------   ---------
BALANCE,
 Dec. 31, 1999  3,655,266  $ 366,000  $ 15,578,000  $(16,654,000) $ (486,000)
                =========   ========   ===========   ===========   =========

The accompanying notes are an integral part of these statements.

                   CHAMPION PARTS, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                    THREE YEARS ENDED DECEMBER 31, 1999

                                             Years Ended
                             ------------------------------------------
                              December 31,  December 27,   December 28,
                                 1999           1998           1997
                             ------------   ------------   ------------
Net Income/(loss)            $ 1,731,000    $ 1,503,000    $  (160,000)
Other comprehensive
 income (loss):
  Foreign currency
   translation adj.              (69,000)       211,000         73,000
                               ---------      ---------      ---------
Comprehensive income (loss)  $ 1,662,000    $ 1,714,000    $   (87,000)
                               =========      =========      =========


Components of accumulated other comprehensive income (loss), included in the Company's consolidated balance sheet, consist of the foreign currency translation adjustment.


The accompanying notes are an integral part of these statements

                  CHAMPION PARTS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CASH FLOWS - YEARS ENDED

                              December 31,   December 27,   December 28,
                                  1999           1998           1997
                              ------------   ------------   ------------
CASH FLOWS FROM
 OPERATING ACTIVITIES:
----------------------
Net Income/(Loss)             $  1,731,000   $  1,503,000   $  (160,000)
Adj. to reconcile net
 income/(loss) to net cash
 provided by operations:
   Extraordinary Gain              (59,000)      (279,000)      (596,000)
   Depr. and amort.                621,000        711,000        773,000
   Prov. for inv. write-off        239,000        495,000        315,000
   Gain on disposal of assets           -0-      (277,000)            -0-
   Deferred inc. tax & other            -0-            -0-        17,000
Changes in assets and liab.:
   Accounts receivable             810,000       (204,000)       632,000
   Inventories                  (3,065,000)      (717,000)       533,000
   Accounts payable              1,704,000         68,000        422,000
   Accrued expenses and other     (467,000)       321,000       (852,000)
                                ----------     ----------     ----------
     Net cash provided by
       operating activities      1,514,000      1,621,000      1,084,000
                                ----------     ----------     ----------
CASH FLOW FROM
 INVESTING ACTIVITIES:
----------------------
   Capital expenditures           (335,000)       (74,000)      (561,000)
   Proceeds from sale of
   property, plant and equip.           -0-       328,000         22,000
                                ----------     ----------     ----------
NET CASH PROVIDED BY (USED IN)
 BY INVESTING ACTIVITIES          (335,000)       254,000       (539,000)
                                ----------     ----------     ----------
CASH FLOWS FROM
 FINANCING ACTIVITIES:
----------------------
   Net (payments) under former
    line of credit agreement           -0-    (4,967,000)      (773,000)
   Net borrowings under
    revolving loan agreement      522,000        699,000             -0-
   Borrowings under term notes   (601,000)     3,005,000             -0-
   Principal payments on L.T.
    vendor debt obligations      (485,000)      (527,000)       (64,000)
                               ----------     ----------     ----------
NET CASH (USED IN) FINANCING
 ACTIVITIES                      (564,000)    (1,790,000)      (837,000)

                  CHAMPION PARTS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CASH FLOWS - YEARS ENDED

                              December 31,  December 27,   December 28,
                                  1999          1998           1997
                             ------------   ------------   ------------
EFFECTS OF EXCHANGE RATE
 CHANGES ON CASH              $   (69,000)   $   211,000    $    73,000
                               ----------     ----------     ----------
NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS        546,000        296,000       (219,000)
CASH AND CASH EQUIVALENTS
  Beginning of year               784,000        488,000        707,000
                               ----------     ----------     ----------
CASH AND CASH EQUIVALENTS
  End of year                 $ 1,330,000    $   784,000    $   488,000
                               ==========     ==========     ==========

The accompanying notes are an integral part of these statements.

CHAMPION PARTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, DECEMBER 27, 1998
AND DECEMBER 28, 1997

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------
FISCAL YEAR:

In 1999, the Company operated on a calendar year-end, in prior years the Company operated on a 52-week fiscal calendar.

CONSOLIDATION POLICY:

The consolidated financial statements include the accounts of Champion Parts, Inc. and its subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

ACCOUNTS RECEIVABLE:

From time to time the Company's customers may be in a net credit balance position due to the timing of sales and core returns. At December 31, 1999 and December 27, 1998 customers in a net credit balance position totaled approximately $3,600,000 and $3,500,000, respectively, and are reported as a component of accounts payables. Merchandise purchases are normally used to offset net credit balances.

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

DEFERRED CHARGES:
Costs of issueing long-term debt are deferred and amortized over the terms of the related issues.

BUSINESS SEGMENTS:

The Comapany remanufactures and distributes replacement fuel systems components, constant velocity joiiint assemblies, and other electrical and mechanical replacement parts principally for the passenger car, agricultural and heavy duty aftermarket industry in the United States and Canada.
See Note 16 for further discussion of buiness segments.

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

Credits for cores are allowed only against purchases of similar remanufactured products. Total available credits are further limited by the dollar volume of purchases. Product and core returns, reflected as reductions in net sales, were $16,500,000 (1999), $16,000,000 (1998) and $14,700,000 (1997).

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

For 1998 and 1997, in the Consolidated Statements of Operations, the effect of including stock options and warrants would have been antidilutive. Accordingly, basic and diluted EPS for all periods presented prior to 1999 are equivalent.

                                        1999         1998         1997
                                      ---------    ---------    ---------
Average Common Shares Outstanding     3,655,266    3,655,266    3,655,266
Dilutive Effect of:
  Stock Options                          53,797           -0-          -0-
                                      ---------    ---------    ---------
Dilutive Common Shares Outstanding    3,709,063    3,655,266    3,655,266
                                      =========    =========    =========

ESTIMATES:

The accompanying financial statements include estimated amounts and disclosures based on management's assumptions about future events. Actual results may differ from these estimates.

RECENT ACCOUNTING PRONOUNCEMENTS:

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair market value. SFAS No. 133 has been amended by SFAS No. 137, which delayed the effective date to periods beginning after June 15, 2000. The Company, to date, has not engaged in dollar derivative and hedging activities.

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 is effective for financial statements for years beginning after December 15, 1998. SOP 98-1 provides guidance over accounting for computer software developed or obtained for interanl use, including the requirment to capitalize and amortize specific costs. The adoption of this standard did not have a material effect on the Company's capitalization policy.


RECLASSIFICATIONS:

Certain items in the prior year financial statements have been reclassified to conform with the current year presentation.

2.   EXTRAORDINARY GAIN:
     -------------------
In 1999, creditor debt restructuring settlements resulted in $59,000 of extraordinary gains recognized in the first quarter of the year.

In 1998, an extraordinary gain of $187,000 resulted from the former banks' forgiveness of $300,000 of prior loans and fees, which was netted with costs of $113,000 incurred in relation to the settlement. In addition, creditor debt restructuring settlements resulted in $92,000 of extraordinary gains recognized in the second and third quarters of 1998. Total extraordinary gains recorded in the fiscal year ending December 27, l998 were $279,000.

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

3.   INVENTORIES
     -----------
Inventories consist of the following:

                             December 31,     December 27,
                                1999	            1998
                             ------------     ------------
Raw materials                $  3,130,000    $   2,491,000
Work-in-process                 3,536,000        2,208,000
Finished goods                  2,574,000        1,715,000
                              -----------     ------------
   Total Inventories         $  9,240,000    $   6,414,000
                              ===========     ============

Included in inventories were cores of $2,908,000 (1999) and $2,624,000 (1998).

In 1995 the Company recorded a $6,100,000 provision in cost of products sold to reflect the Company's decision to exit the manufacturing and sale of automotive electrical and mechanical products to traditional warehouse distributors and retailers. Write-downs reflect losses realized and expected to be realized on liquidating the inventory made excess by this decision.
The remainder of the obsolete finished goods inventories were written-off to the reserve in 1999. There were no reserves remaining after the write-off. Included in 1998 finished goods inventories above were reserves of $570,000 relating to discontinued product lines.

4.   DEBT
     ----

                                                 December 31,    December 27,
Debt consists of the following:                    1999            1998
-----------------------------------------       ------------   -------------
Long-term revolving credit at prime
 (8.50% at December 31, 1999) plus 1-3/4%
 Secured by receivables, inventory,
 and certain other fixed assets                 $   1,220,000         699,000

$2,170,000 term note secured by property
 Monthly principal payments of $36,167 with
 entire unpaid balance (approximately $470,000)
 due August 2002.  Monthly interest is due at
 prime plus 1-3/4% on unpaid principal balance      1,591,000       2,025,000

$835,000 term note secured by certain machinery
 and equipment.  Monthly principal payments of
 $13,912 with entire unpaid balance (approx.
 $470,000) due August 2002.  Monthly interest is
 due at prime plus 1-3/4% on unpaid principal bal.    613,000         779,000

Obligations under Industrial Revenue Bonds,
 at approximately 60% of prime rate, due in
 2001, varying annual sinking fund payments
 commencing in 1998                                 1,000,000       1,300,000

Promissory notes payable, non-interest bearing,
 Payable in 24 equal payments quarterly
 at various dates through 2005                        841,000         875,000

Earnout notes payable, non-interest bearing,
 Contingent to the availability of defined
 Free cash flow, payable up to $500,000
 Annually in years 2005-2009 (See Note 2)            1,904,000      1,653,000
                                                    ----------     ----------
Total debt                                           7,169,000      7,331,000
                                                    ----------     ----------
   Less portion due within one year                  1,093,000      1,068,000
                                                    ----------     ----------
Total long-term debt                              $  6,076,000   $  6,263,000
                                                   ===========    ===========

Long-term debt maturities (including obligations under capital leases) are $1,093,000 (2000), $1,493,000 (2001), $2,414,000 (2002), $192,000 (2003),
$74,000 (2004) and $1,904,000 (after 2004).

In 1998, the Company entered into an agreement with Bank of America Commerical Finance Corporation, formerly NationsCredit Corporation, for a four-year credit facility, consisting of a revolver and two term loans, to replace its bank financing. In connection with this agreement, the Company granted Bank of America security interests in its property, equipment, inventory and receivables. Interest on amounts outstanding under this facility is payable at 1-3/4% above the prime rate plus commitment fees. This compares to 3-1/2% over prime that the Company was paying under its prior bank financing.The amount available under the new credit facility varies in relationship to collateral values, up to a maximum amount of $8.5 million including letter of credit accommodations of $2,200,000. At December 31, 1999 the balance outstanding on the new facility was $3,424,000 and letter of credit accommodations of $1,993,000.

The Company has reflected outstanding amounts under the credit agreement, long-term Vendor debt, and a $1,000,000 capitalized lease obligation as long-term debt in its 1999 financial statements.

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

The income tax provision (benefit) consists of the following:

CURRENT                           1999           1998           1997
--------                      ------------   ------------   ------------
Federal                       $     29,000   $     41,000   $     (8,000)
Foreign                                 -0-            -0-            -0-
State and local                     31,000          1,000          1,000
                               -----------    -----------    -----------
Total Current                 $     60,000   $     42,000   $     (7,000)
                               -----------    -----------    -----------
DEFERRED
--------
Federal                       $    (29,000)  $         -0-   $     7,000
Foreign                                 -0-            -0-            -0-
State and local                     (4,000)            -0-            -0-
                               -----------    -----------    -----------
Total deferred                $    (33,000)  $         -0-  $      7,000
                               -----------    -----------    -----------
Total Liability               $     27,000   $     42,000   $         -0-
                               ===========    ===========    ===========

The Company has provided a valuation reserve to write-down deferred tax assets due to uncertainty of its ability to utilize them in future periods.

At December 31, 1999 the Company had federal, state and foreign net operating loss carry forwards of $10,960,000, $7,009,000 and $1,641,000, respectively. Federal loss carry forwards begin to expire in 2010. The Company also had $498,000 of tax credits, which can be carried forward indefinitely.

The effective tax rate differs from the U.S. statutory federal income tax rate of 34% as described below:


                                1999           1998           1997
                            ------------   ------------   ------------
Income tax (benefit) at
 statutory rate            $    600,000   $    525,000  $     (54,000)
Changes in Valuation
 allowance                     (635,000)      (537,000)        53,000
State income taxes
 net of federal income tax       62,000         54,000          1,000
                              ---------     ----------     ----------
                            $    27,000   $     42,000   $         -0-
                             ==========    ===========    ===========

Deferred tax assets and liabilities are comprised of the following at December 31, 1999 and December 31, 1998:

                                   1999                      1998
                            Assets     Liabilities    Assets     Liabilities
                          ----------   -----------  ----------   -----------
Inventory reserves        $2,031,000                  1,945,000
Accrued vacation             223,000                    241,000
Fringe benefits	           1,129,000                  1,325,000
Depreciation                                81,000                   226,000
Bad debts                    152,000                    156,000
Write-off of
 foreign subsidiary          520,000                    520,000
Restructuring Reserves       228,000                    218,000
Environmental                258,000                    293,000
Net operating loss carry
   forward                 4,582,000                  5,685,000
Tax credit carry forward     478,000                    499,000
Valuation allowance       (9,488,000)               (10,661,000)
Other                        300,000       270,000      159,000      125,000
                          ----------    ----------   ----------    ---------
                          $  413,000    $  351,000   $  380,000   $  351,000
                          ==========    ==========   ==========    =========

6.   EMPLOYEE STOCK OPTION AND AWARD PLANS
     -------------------------------------

1995 Stock Option Plan - On November 16, 1995, the Company's shareholders approved a 1995 Stock Option Plan. This plan provides for options to purchase up to 100,000 shares. Participants in the plan shall be those employees selected by the Compensation Committee of the Board of Directors.

Options shall be granted at the fair market value of the Company's Common Stock at the date of grant. No option may be exercised until six months after the grant date or after 10 years after the grant date. The options vest ratably over a period not to exceed five years. There are no options outstanding under the Plan at December 31, 1999.

Effective January 1, 1996, the Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". If the alternative accounting-related provisions of SFAS No. 123 had been adopted as of the beginning of 1995, the effect on 1997, 1998 and 1999 income before taxes and net income would have been immaterial.

Information with respect to stock options outstanding are as follows:

                                        1999        1998         1997
                                      --------    --------    ---------
Granted                                189,000     125,000     125,000
                                       =======     =======     =======
Shares Underlying Options              189,000     125,000     125,000
Average Option Price                   $0.5433     $0.4375     $ .4375
At Year End:
Exercisable                             75,000      50,000      25,000
Available for Grant                         -0-         -0-         -0-

On August 13,1999 (the "Grant Date"), the Company granted its Chief Financial Officer and other key management non-qualifying options to purchase 64,000 Common Shares at a price of $.75 per share. The options vest ratably at the rate of 20% of the shares granted per year and will expire in ten years from the Grant Date, subject to the continuation of their employment. As of December 31, 1999 these options were not exercisable.

On March 28, 1997 (the "Grant Date"), the Company granted its President and Chief Executive Officer and option to purchase 100,000 Commons Shares at a price of $.4375 per share under the 1995 Stock Option Plan. The options vest ratably at the rate of 25,000 shares per year and will expire in ten years from the Grant Date, subject to earlier termination of his employment. As of December 31,1999 he had not exercised any of these options. An additional 25,000 non-qualifying options were granted to the President and will be available for exercise in the fifth year.

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

The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets over the two-year period ending December 31, 1999, and a statement of the funded status as of December 31 of both years:

                                                   Pension Benefits
                                         December 31, 1999  December 31, 1998
                                         -----------------  -----------------
Reconciliation of benefit obligation:
Obligation at January 1                     $ 8,291,000        $ 7,526,000
  Service Cost                                  145,000            147,000
  Interest Cost                                 537,000            516,000
  Actuarial (gain) loss                      (1,388,000)           337,000
  Benefit payments                             (379,000)          (235,000)
                                             ----------         ----------
Obligation at December 31                   $ 7,206,000        $ 8,291,000
                                             ==========         ==========
Reconciliation of fair value of plan assets:
Fair value of plan assets at January 1      $ 7,451,000        $ 7,134,000
  Actual return on plan assets                  246,000            541,000
  Employer contributions                             -0-            11,000
  Benefit payments                             (379,000)          (235,000)
                                             ----------         ----------
Fair value of plan assets at December 31    $ 7,318,000        $ 7,451,000
                                             ==========         ==========

                                                  PENSION BENEFITS
                                   December 31, 1999       December 31, 1998
                                   -----------------       -----------------

Funded status:
   Funded status at December 31              $  112,000         $ (840,000)
   Unrecognized transition
    (asset) obligation                            7,000              5,000
   Unrecognized prior service costs              66,000             73,000
   Unrecognized (gain) loss                  (1,494,000)          (530,000)
                                             ----------         ----------
Net amount recognized                       $(1,309,000)       $(1,292,000)
                                             ==========         ==========

The plan's accumulated benefit obligation was $7,964,000 at December 31, 1999, and $8,291,000 at December 31, 1998.

The following table provides the components of net periodic benefit cost for the plans for fiscal years 1999 and 1998:

                                                   Pension Benefits
                                         December 31, 1999  December 27, 1998
                                         -----------------  -----------------
Service cost                                $   145,000        $   147,000
Interest cost                                   537,000            516,000
Expected return on plan assets                 (624,000)          (597,000)
Amortization of transition
  (asset) obligation                             (2,000)            (2,000)
Amortization of prior-service cost                6,000              6,000
Amortization of net (gain) loss                 (45,000)           (61,000)
                                              ---------          ---------
Net periodic benefit cost                        17,000              9,000
                                              ---------          ---------

The amount included within other comprehensive income arising from a change in the additional minimum pension liability was $0 at December 31, 1999, and December 31, 1998.

The prior-service costs are amortized on a straight-line basis over the average remaining service period of active participants. Gains and losses in excess of 10% of the greater of the benefit obligation and the market-related value of assets are amortized over the average remaining service period of active participants.

The assumptions used in the measurement of the company's benefit obligation are shown in the following table:


                                                   Pension Benefits
                                         December 31, 1999  December 31, 1998
                                         -----------------  -----------------
Weighted-average assumptions
  as of December 31:
 Discount Rate                                  7.75%            6.75%

 Expected return on plan assets                 8.50%            7.50%

 Rate of compensation increase                   N.A.             N.A.

9.   LEASES
     ------

The Company leases certain plants and offices, and computer equipment. Certain of the real estate leases, constituting non-financing leases, have provisions for renewal. These lease renewals are primarily for five years. Obligations under capital leases are included as a part of long-term debt.

Total rental expense charged to operations was $127,000 (1999), $159,000 (1998), and $216,000 (1997).

Minimum commitments under all noncancelable operating leases at December 31, 1999 for the following five years are as follows:

                               Year        Amount
                              -----      ---------
                               2000      $ 103,000
                               2001         90,000
                               2002         26,000
                               2003          2,000
                               2004            -0-
                              -----       --------
                            Totals       $ 221,000
                                          ========



10.   SALES TO MAJOR CUSTOMERS
      ------------------------

In 1999, sales to the Company's three largest customers were approximately
50%, 25%, and 13% of net sales. In 1998, sales to the Company's three largest customers were approximately 43%, 21%, and 18% of net sales. At December 31, 1999 accounts receivable balances of the Company's three largest customers were approximately 34%, 32% and 18% of total gross receivables. At
December 27, 1998 accounts receivable balances of the Company's three largest customers were approximately 38%, 30%, and 17% of total gross receivables.

The Company's primary product line is remanufactured carburetors, which accounted for 76% of 1999 net sales compared to 73% in 1998. The Company's main distribution channel is through two large retailers which accounted for 99% of 1999 net carburetor sales compared to 94% of 1998 net carburetor sales. The balance of the carburetor sales was to original equipment aftermarket customers and traditional warehouse distributors.

The loss of one of the Company's largest customers could have a material adverse effect on the Company's financial condition and results of operations.








11.   RELATED PARTY TRANSACTIONS
      --------------------------

On March 9, 1992, Echlin, Inc. exercised its market value rights under a 1992 stock purchase agreement with the Company. The Company reduced its Additional Paid-In Capital by $2,400,000 and recorded a note payable of the same amount, which is being paid to Dana Corporation, formerly Echlin Inc., in quarterly installments of $200,000. The note carried an interest rate of 1% above prime. In 1997,the balance of the note payable was restructured in conjunction with the vendor composition agreement.

Total purchases from Echlin approximated $0, $0, and $750,000 in 1999,
1998, 1997, respectively, of which $0, $0, and $23,000 were unpaid at year-end 1999, 1998 and 1997 respectively.


12.    COMMITMENTS AND CONTINGENCIES

A.   ENVIRONMENTAL MATTERS
      ---------------------

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

The Company has $759,000 in reserves for anticipated future costs of pending environmental matters at December 31, 1999. Such costs include the Company's estimated allocated share of remedial investigation/feasibility studies and clean up and disposal costs. The Company's ultimate costs are subject to further development of existing studies and possible readjustment of the Company's pro rata share of total costs.


B.   OTHER

The Company is involved in litigation in the normal course of its business.
Management intends to cirgorouly defend these cases. In the opinion of Management, the litigation now pending will not have a material adverse effect on the consolidated financial position of the Company.





13.   INVESTMENTS
      -----------

The Company has a 50% equity investment in a foreign joint venture.  The
Company's wholly owned foreign subsidiary is a joint and several guarantor of
Canadian bank debt with its partner in the 50% owned Canadian venture.  The amount of the loan plus accrued and unpaid interest was Canadian $616,000 at
December 31, 1999.   In 1992, the Company wrote off its investment in the
venture and provided a reserve for a contingent liability to exit this venture.  The Company accounts for this venture using the equity method.
Given the venture's current financial situation and the pending guarantees from the subsidiary Company, the Company has continued to record its investment at a zero estimated net realizable value and to maintain a reserve for additional contingent financial exposure.


14.   OTHER ACCRUED EXPENSES
      ----------------------

Other accrued expenses consist of the following:


                              December 31, 1999    December 27, 1998
                              -----------------    -----------------
Interest                         $   120,000          $   143,000
Workers' compensation              1,563,000            1,939,000
Pension (See Note 8)               1,309,000            1,292,000
Utilities                             34,000               30,000
Rebates                              160,000              219,000
Environmental costs                  759,000              863,000
Restructuring                             -0-              14,000
Joint venture                        802,000              802,000
Stock adjustments                    416,000              614,000
Other items                          254,000              309,000
                                  ----------           ----------
Total other accrued expenses     $ 5,417,000          $ 6,211,000
                                  ==========           ==========

15.   SUPPLEMENTAL CASH FLOW INFORMATION
      ----------------------------------

Cash paid during the year for interest and income taxes was as follows:

                                1999          1998           1997
                             ----------    -----------    -----------
Interest                     $  562,000        895,000    $ 1,040,000
Income taxes                    109,000          7,000             -0-

Supplemental Schedule of Noncash Investing and Financing Activities:

In 1999, 1998, and 1997, as a result of the vendor composition agreement, approximately $550,000, $250,000, and $2,500,000 of trade payables were restructured into long-term notes payable, respectively. The extinguishment of the vendor debt resulted in an additional $59,000 and $92,000, and $596,000 of trade payables being forgiven, thus, resulting in an extraordinary gains in 1999, 1998, and 1997, respectively.

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

Business segment information is as follows:

                                      1999           1998           1997
                                  ------------   ------------   ------------
Revenues:
Fuel Systems & C.V. Assemblies    $ 21,421,000     20,311,000   $ 17,020,000
Electrical & Mechanical Products     7,146,000      6,131,000      7,145,000
                                   ------------   ------------   ------------
     Total Revenues               $ 28,567,000   $ 26,442,000   $ 24,165,000
                                   ===========    ===========    ===========
Depreciation & Amortization Expense:
Fuel Systems & C.V. Assemblies    $    215,000   $    259,000   $    314,000
Electrical and Mechanical Products     329,000        374,000        427,000
Corporate                               77,000         78,000         32,000
                                   -----------    -----------    -----------
     Total                        $    621,000   $    711,000   $    773,000
                                   ===========    ===========    ===========
Net Income/(Loss):
Fuel Systems & C.V. Assemblies    $  3,427,000   $  3,594,000   $  2,270,000
Electrical & Mechanical Products      (350,000)      (957,000)      (949,000)
Corporate                           (1,405,000)    (1,413,000)    (2,077,000)
                                   -----------    -----------    -----------
     Sub-Total Income/(Loss)         1,672,000      1,224,000       (756,000)
Extraordinary Gains                     59,000        279,000        596,000
                                   -----------    -----------    -----------
     Total Income/(Loss)          $  1,731,000   $  1,503,000   $   (160,000)
                                   ===========    ===========    ===========

                                     1999           1998           1997
                                 -------------  -------------  -------------
Capital Additions:
Fuel Systems & C.V. Assemblies    $     57,000   $     15,000   $     39,000
Electrical & Mechanical Products        84,000         28,000        127,000
Corporate                              194,000         31,000        395,000
                                   -----------    -----------    -----------
     Total capital additions      $    335,000   $     74,000   $    561,000
                                   ===========    ===========    ===========
Total Assets:
Fuel Systems & C.V. Assemblies    $  8,536,000   $  7,535,000   $  8,292,000
Electrical & Mechanical Products     8,807,000      8,138,000      7,216,000
Corporate                            2,232,000      1,646,000      1,768,000
                                   -----------    -----------    -----------
     Total assets                 $ 19,575,000   $ 17,319,000   $ 17,276,000
                                   ===========    ===========    ===========

CHAMPION PARTS, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                  Additions to/
                     Balance at      Charged      (Deductions)    Balance
                     Beginning         to            From          at End
                     of Period      Operations      Reserves      of Period
                    ------------   ------------   ------------   ------------
ALLOWANCE FOR
UNCOLLECTIBLE
ACCOUNTS:

Year Ended
December 28, 1997   $   795,000    $        -0-   $  (347,000)   $   448,000
                     ----------     ----------     ----------     ----------
Year Ended
December 27, 1998   $   448,000    $        -0-   $  (109,000)   $   339,000
                     ----------     ----------     ----------     ----------
Year Ended
December 31, 1999       339,000    $        -0-   $    (2,000)   $   337,000
                     ----------     ----------     ----------     ----------


                                                 Additions to/
                     Balance at      Charged     (Deductions)     Balance
                     Beginning         to             From         at End
                     of Period      Operations      Reserves      of Period
                    ------------   ------------   ------------   ------------
INVENTORY RESERVES:

Year Ended
December 28, 1997   $  6,658,000   $    315,000   $ (2,299,000)  $  4,674,000
                     -----------    -----------    -----------    -----------
Year Ended
December 27, 1998   $  4,674,000   $    495,000   $   (221,000)  $  4,948,000
                     -----------    -----------    -----------    -----------
Year Ended
December 31, 1999   $  4,948,000   $    981,000   $   (742,000)  $  5.187,000
                     -----------    -----------    ------------   -----------











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

Articles of Incorporation and By-Laws:

(3)(a) Articles of Incorporation (incorporated by reference to Registrant's
       Quarterly Report on Form 10-Q for the quarter ended June 30, 1988).

(3)(b)	By Laws (incorporated by reference to Registrant's current report on
       Form 8-K filed June 5, 1997).

Instruments Defining the Rights of Security
Holders, Including Indentures:

(4)(a)	Stock Purchase Agreement dated March 18, 1987 between the Registrant and Dana Corporation, formerly Echlin Inc. (incorporated by reference to the Registrant's annual report on Form 10K, year ended December 31, 1998)

(4)(b)	Specimen of Common Share Certificate

(4)(c)	Articles of Incorporation (see Exhibit (3)(a) above).

(4)(d)	By-Laws (see Exhibit (3)(b) above).
       (With respect to long-term debt instruments, see "Item 14. Exhibits,
        Financial Statement Schedules, and Reports on Form 8-K").

Material Contracts:

(10)(a)	Agreement, as amended, between Registrant and Raymond G. Perelman dated September 20, 1993 (incorporated by reference to Registrant's current Report on Form 8-K, year ended December 31, 1999).

(10)(b)	Letter Agreement dated October 9, 1995 between Registrant and RGP
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

                                 EXHIBIT INDEX
                                 -------------
(10)(f) Stock Option Agreement between the registrant and key management personnel dated August 13, 1999. (incorporated by reference to the
        Registrant's annual report on Form 10K, year ended December 31, 1999).

(10)(g) Settlement Agreement dated July 1, 1997 between the Registrant and
        Unsecured Trade Creditors (Incorporated by reference to Current
        Report on Form 8-K July 30, 1997).

(10)(h) Loan and Security Agreement dated August 6, 1998 between the
        Registrant and Bank of America Commercial Corporation through its
        Bank of America Commercial Finance Division (incorporated by reference to Registrant's quarterly report on Form 10-Q, June 29, 1998).

Additional Exhibits:

(21)   	List of Subsidiaries of Registrant (incorporated by reference to
        Registrant's Annual Report on Form 10-K for the fiscal year ended
        December 31, 1999).

(27)   	Financial Data Schedules

Note:	(1) Denotes management contract or compensatory plan or arrangement required to be filed as an Exhibit to this report pursuant to item
          601 of Regulation S-K.

                                 _________
































