Form 10-Q
period 2000-04-02
CHAMPION PARTS INC
filed 2000-05-17
CIK 19161

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                  FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended April 2, 2000

                       Commission file number  1-7807

                            Champion Parts, Inc.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

              Illinois                             36-2088911
    -------------------------------     ---------------------------------
    (State or other jurisdiction of     I.R.S. Employer Identification No.
     incorporation or organization)

                   2005 West Avenue B, Hope, Arkansas  71801
                   -----------------------------------------
                   (Address of principal executive offices)

                                870-777-8821
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


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


                 Class                  Outstanding at April 2, 2000
     ------------------------------     -----------------------------
     Common Shares - $.10 par value               3,655,266

                         PART I.  FINANCIAL INFORMATION

    Item 1.  FINANCIAL STATEMENTS

                     CHAMPION PARTS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                         April 2, 2000     December 31, 1999
                                         --------------    -----------------
                                           (Unaudited)          (Audited)
    ASSETS
    CURRENT ASSETS:

    Cash                                  $ 1,018,000        $ 1,330,000

    Accounts receivable, less allowance
    for uncollectible accounts of
    $361,000 and $337,000 in 2000 and
    1999, respectively                      5,007,000          3,891,000

    Inventories                             8,923,000          9,240,000

    Prepaid expenses and other assets         384,000            335,000

    Deferred income tax asset                 413,000            413,000
                                          -----------        -----------
          Total current assets             15,745,000         15,209,000
                                          -----------        -----------
    PROPERTY, PLANT AND EQUIPMENT:

    Land                                      197,000            197,000

    Buildings                               7,834,000          7,834,000

    Machinery and equipment                13,071,000         13,042,000
                                          -----------        -----------
      Gross property, plant & equipment    21,102,000         21,073,000

    Less:  Accumulated depreciation        16,883,000         16,726,000
                                          -----------        -----------
      Net Property, plant & equipment       4,219,000          4,347,000
                                          -----------        -----------
    Other assets                               14,000             19,000
                                          -----------        -----------

    TOTAL ASSETS                          $19,978,000        $19,575,000
                                          ===========        ===========

    The accompanying notes are an integral part of these statements.

                     CHAMPION PARTS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                      April 2, 2000       December 31, 1999
                                      --------------      -----------------
                                       (Unaudited)            (Audited)
    LIABILITIES AND
    STOCKHOLDERS' (DEFICIT)
    CURRENT LIABILITIES:
      Accounts payable                $  6,990,000          $  7,094,000
      Accrued expenses:
        Salaries, wages and benefits       728,000               634,000
        Other accrued expenses           5,191,000             5,417,000
          Taxes other than income          110,000               106,000
      Current maturities of L-T debt:
        Current mat. - term notes          601,000               601,000
        Current mat. - vendor debt         202,000               192,000
        Current mat. - IRB Loan            300,000               300,000
                                        ----------            ----------
          Total current maturities       1,103,000             1,093,000
                                        ----------            ----------
       Total current liabilities        14,122,000            14,344,000
                                        ----------            ----------
    DEFERRED INCOME TAXES                  351,000               351,000
                                        ----------            ----------
    LONG-TERM DEBT:
        L-T notes payable - revolver     1,414,000             1,229,000
        L-T notes payable - term notes   1,453,000             1,603,000
        L-T notes payable - vendors      2,536,000             2,553,000
        Industrial revenue bond (IRB)      700,000               700,000
                                        ----------            ----------
            Total long-term debt         6,103,000             6,076,000
                                        ----------            ----------
    STOCKHOLDERS' EQUITY (DEFICIT):
      Preferred stock - No par value;
      authorized, 10,000,000 shares:
      issued and outstanding, none              -0-                   -0-

      Common stock - $.10 par value;
      authorized, 50,000,000 shares:
      issued and outstanding 3,655,266     366,000               366,000
      Additional paid-in capital        l5,578,000            15,578,000
      (Accumulated deficit)            (16,052,000)          (16,654,000)
      Accum. other comp.(loss)            (490,000)             (486,000)
                                        ----------            ----------
    Total Stockholders' Equity/(Def.)     (598,000)           (1,196,000)
                                        ----------            ----------
    Total Liabilities and
     Stockholders' Equity/(Deficit)   $ 19,978,000          $ 19,575,000
                                      ============          ============

    The accompanying notes are an integral part of these statements.


                     CHAMPION PARTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (CONDENSED)

                                                 Three Months Ended
                                                 ------------------
                                         April 2, 2000      March 28, 1999
                                         --------------     --------------
                                          (Unaudited)         (Unaudited)
    Net Sales                            $ 7,454,000         $ 7,005,000

    Costs and Expenses:
      Cost of products sold                5,992,000           5,869,000
      Selling, distribution and admin.       699,000             716,000
                                          ----------          ----------
    Total costs and expenses               6,691,000           6,585,000
                                          ----------          ----------
    Operating income                         763,000             420,000
                                          ----------          ----------
    Non-operating (income) expense:
      Interest expense                       151,000             155,000
      Other non-operating income             (14,000)             (2,000)
                                          ----------          ----------
    Total non-operating expense              137,000             153,000
                                          ----------          ----------
    Earnings before income taxes             626,000             267,000

    Income Taxes                              24,000                  -0-
                                          ----------          ----------
    Net Income                           $   602,000         $   267,000
                                         ===========         ===========
    Weighted Average Common Shares
     Outstanding at April 2, 2000
       Basic                               3,655,266           3,655,266
                                         -----------         -----------
       Diluted                             3,709,063           3,655,266
                                         -----------         -----------
    Earnings per Common Share - Basic

     Net Income per Common Share-Basic   $      0.16         $      0.07
                                         ===========         ===========
    Earning per Common Share - Diluted

     Net Income per Common Share-Diluted $      0.16         $      0.07
                                         ===========         ===========

    The accompanying notes are an integral part of these statements.



                     CHAMPION PARTS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT)

                                  (Unaudited)
                                                                     Accum.
                                         Additional                  Other
                        Common Stock      Paid-in      (Accum.)     Compreh.
                     Shares     Amount    Capital      (Deficit)   Inc/(Loss)
                    ---------  --------  -----------  -----------  ---------
    BALANCE,
     Jan. 1, 2000   3,655,266 $ 366,000 $ 15,578,000 $(16,654,000) $(486,000)

    Net Income              -         -            -      602,000          -

    Foreign currency
     translation adj.       -         -            -            -     (4,000)

    BALANCE,
     April 2, 2000  3,655,266 $ 366,000 $ 15,578,000 $(16,052,000) $(490,000)
                    ---------  --------  -----------  -----------   --------

    The accompanying notes are an integral part of these statements.


                     CHAMPION PARTS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                  (Unaudited)
                                                 Three Months Ended
                                                 ------------------
                                         April 2, 2000      March 28, 1999
                                         --------------     --------------
    Net Income                           $    602,000       $    267,000

    Other comprehensive income:
     Foreign currency translation adj.         (4,000)            47,000
                                         ------------       ------------
    Comprehensive income                 $    598,000       $    314,000
                                         ============       ============

    Components of accumulated other comprehensive income, included in the Company's consolidated balance sheet, consist of the foreign currency translation adjustments.

    The accompanying notes are an integral part of these statements


                     CHAMPION PARTS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE PERIOD ENDED MARCH 28, 1999
                                                 Three Months Ended
                                                 ------------------
                                         April 2, 2000      March 28, 1999
                                         --------------     --------------
    CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                            $   602,000        $   267,000
    Adjustments to reconcile net
    income to net cash provided by
    operating activities:
       Depreciation and amortization          162,000            171,000
       Provision for inventory write-offs      77,000             27,000

    Changes in assets and liabilities:
       Accounts receivable                 (1,116,000)           143,000
       Inventories (gross)                    240,000             99,000
       Accounts payable, accrued
        expenses and other                   (238,000)           (26,000)
                                           ----------         ----------
    Net cash provided/(used)
      in operating activities                (273,000)           681,000
                                           ----------         ----------
    CASH FLOW FROM INVESTING ACTIVITIES:
       Capital expenditures                   (29,000)           (87,000)
       Proceeds from the sale of assets            -0-                -0-
                                           ----------         ----------
    NET CASH (USED) BY INVESTING ACT.         (29,000)           (87,000)
                                           ----------         ----------
    CASH FLOWS FROM FINANCING ACTIVITIES:
       Net borrowings (pmt's) - revolver      194,000           (150,000)
       Payments on term note obligations     (150,000)          (150,000)
       Payments - vendor note obligations     (50,000)           (42,000)
                                           ----------         ----------
    NET CASH PROVIDED (USED) BY FINANCING
     ACTIVITIES                                (6,000)          (342,000)
                                           ----------         ----------
    EFFECTS OF EXCHANGE RATE CHANGES
     ON CASH                                   (4,000)            47,000
                                           ----------         ----------
    NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                        (312,000)           299,000
                                           ----------         ----------
    CASH AND CASH EQUIVALENTS:
       Beginning of Period                  1,330,000            784,000
                                           ----------         ----------
    CASH AND CASH EQUIVALENTS:
       End of Period                      $ 1,018,000        $ 1,083,000
                                           ==========         ==========

    The accompanying notes are an integral part of these statements.

                     CHAMPION PARTS, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


    Note 1. The accompanying financial statements for the three months ended April 2, 2000 and March 28, 1999 have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements and these notes should be read in conjunction with the consolidated financial statements of the Company included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

            The consolidated balance sheet at December 31, 1999 has been derived from the audited financial statements at that date and condensed.

    Note 2. The information furnished herein reflects all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period. Results of operations for the three months ended April 2, 2000 and March 28, 1999 are not necessarily indicative of results to be expected for the entire year.

    Note 3. Inventories are valued at the lower of cost (first-in, first-out method) or market. A summary of the inventories follows:

                                         April 2, 2000   December 31, 1999
                                         --------------  -----------------
            Raw materials                 $ 3,048,000      $ 3,130,000
            Work-in-process                 3,347,000        3,536,000
            Finished goods                  2,528,000        2,574,000
                                          -----------      -----------
               Total Inventories          $ 8,923,000      $ 9,240,000
                                          ===========      ===========

            Included in inventory above were cores of $3.1 million (April 2, 2000) and $2.9 million (December 31, 1999).

    Note 4. For reporting purposes, product and core returns are offset against gross sales in arriving at net sales. Net returns for the quarter ending April 2, 2000 were $2,473,000 versus $3,105,000 during the same period in 1999.

    Note 5. The income tax (benefit) expense attributable to operatons for the period ended April 2, 2000 differed from the amounts computed by applying the federal income tax rate of 34% principally as a result of tax benefits recognized related to the carryforward of net operating losses.

    Note 6. Business Segments - The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 131," Disclosures About Segments of an Enterprise and Related Information." Following the provisions of SFAS No. 131, the Company is reporting two operating business segments in the same format as reviewed by the Company's senior management. Segment one, Fuel Systems & C.V. Assemblies, remanufactures and sells replacement fuel system components (carburetors and diesel fuel injection components) and constant velocity drive assemblies for substantially all makes and models of domestic and foreign automobiles and trucks. Segment two, Electrical
            & Mechanical Products, remanufactures and sells replacement electrical and mechanical products for passenger car, agricultural and heavy-duty truck original equipment applications. Management uses operating income as the measure of profit or loss by business segment. Segment assets include amounts specifically identified with each operation. Corporate assets consist primarily of property and equipment. Business segment information is as follows:
                                                 Three Months Ended
                                         ---------------------------------
                                         April 2, 2000      March 28, 1999
                                         --------------     --------------
            Revenues:
            Fuel Systems & C.V. Assy's     $ 5,419,000        $ 5,497,000
            Elect. & Mech. Products          2,035,000          1,508,000
                                           -----------        -----------
               Total Revenues              $ 7,454,000        $ 7,005,000
                                           ===========        ===========
            Depr. & Amort. Expense:
            Fuel Systems & C.V. Assy's     $    55,000        $    59,000
            Elect. & Mech. Products             84,000             92,000
            Corporate                           23,000             20,000
                                           -----------        -----------
               Total depr. & amort.        $   162,000        $   171,000
                                           ===========        ===========
            Net Income/(Loss):
            Fuel Systems & C.V. Assy's     $ 1,134,000        $ 1,016,000
            Elect .& Mech. Products           (126,000)          (337,000)
            Corporate                         (406,000)          (412,000)
                                           -----------        -----------
               Total Income                $   602,000        $   267,000
                                           ===========        ===========
            Capital Additions:
            Fuel Systems & C.V. Assy's     $        -0-       $    73,000
            Elect. & Mech. Products                 -0-             4,000
            Corporate                           29,000             10,000
                                           -----------        -----------
               Total Capital Additions     $    29,000        $    87,000
                                           ===========        ===========
            Total Assets:
            Fuel Systems & C.V. Assy's     $ 9,682,000        $ 8,153,000
            Elect. & Mech. Products          8,209,000          7,661,000
            Corporate                        2,087,000          1,481,000
                                           -----------        -----------
               Total assets                $19,978,000        $17,295,000
                                           ===========        ===========

    Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    RESULTS OF OPERATIONS

    THREE MONTHS ENDED APRIL 2, 2000 COMPARED TO THREE MONTHS ENDED
    MARCH 28, 1999

    For the first quarter ending April 2, 2000, net sales were $7,454,000, an increase of $449,000, 6.4%, over net sales of $7,005,000 for the same period in 1999. The sales gain over 1999 primarily reflects a significant rebound in heavy-duty business with existing agricultural equipment customers. In particular, major gains were exhibited in heavy-duty starters, alternators and water pumps. Carburetor sales were 4% lower than first quarter 1999. First quarter 1999 carburetor sales included significant new stocking orders for stores acquired by the Company's two large retail customers. Total product and core returns, which are reflected in reductions to net sales, were 24.3% and 30.8% of gross sales in the first three months 2000 and 1999, respectively. Lower warranty returns account for the first quarter percentage decline from 1999.

    Carburetor sales were 67% and 74% of net sales in the first three months of 2000 and 1999, respectively. The significant gain in heavy-duty sales accounted for the percentage drop versus total sales. Net sales of carburetors were only slightly lower than 1999. Although new vehicles sold in the United States and Canada are no longer equipped with carburetors, the Company continues to sell replacement units for older vehicles, many of which use carburetors. The Company expects that carburetor sales will decline in future years. In addition, carburetor margins may be negatively impacted in the future as customers seek to return product during periods of declining demand.

    Cost of products sold were $5,992,000, or 80.4% of net sales in the first quarter of 2000 as compared to $5,869,000, or 83.8% for the first quarter of 1999. The decrease in cost of products sold as a percent of net sales is primarily attributed to lower direct labor. Also, manufacturing overhead expenses did not increase proportionally with the overall sales increase. Both manufacturing operations exhibited improved materials utilization and controlled overhead spending.

    Selling, distribution and administrative expenses were $699,000 for the first quarter of 2000 as compared to $716,000 in the first quarter of 1999. Primarily contributing to the 2.4% spending decrease were lower administrative costs reflecting the reduction in Corporate overhead realized by moving the Corporate offices to the Hope Division.

    Interest expense was $151,000 for the first quarter of 2000 versus $155,000 in the same period of 1999.

    For the first quarter of 2000, net income was $602,000 compared to $267,000 for the same period of 1999. This $335,000, or 125.5%, increase primarily reflects the increase in net sales and resultant gross margins, together with lower administrative spending versus 1999.

    LIQUIDITY AND CAPITAL RESOURCES

    WORKING CAPITAL

    Net working capital at April 2, 2000 was a positive $1,623,000, compared to a positive $865,000 at the end of 1999, and a negative $840,000 for March 28, 1999. The $758,000 improvement in working capital over the year-end is principally a result of higher accounts receivable combined with a decrease in accrued liabilities. The significant increase of $2.5 million over March 1999 reflects substantially higher inventories and accounts receivable versus a nominal increase in current liabilities.

    Net accounts receivable at April 2, 2000, were $5,007,000, or $1,116,000, 29%, higher versus the year-end 1999 balance of $3,891,000 reflecting higher sales combined with slow payments by a major customer. Net receivables increased $449,000 compared to the March 28, 1999 balance for the same reasons cited above.

    Net inventories of $8,923,000 at April 2, 2000, were lower by $317,000, compared to the year-end fiscal 1999 balances. Reductions were achieved in all inventory categories as a result of a Company wide program to reduce inventories. Net inventories increased by $2,635,000 versus March 1999 reflecting higher parts, raw core and work-in-process inventories for the ramp-up of carburetor production at the Hope facility.

    Accounts payable at the end of the first quarter 2000 were $104,000 lower than year-end 1999, but $2.5 million higher than March 1999. The decline from year-end is due to lower raw materials spending, while the increase over the same period last year reflects higher raw materials spending for the increased production of carburetors at the Hope Division.

    Accrued expenses at the end of the quarter were $128,000 lower than the fiscal year-end 1999 balances because of reductions to several year-end accruals related to vendor debt settlements. Compared to March 1999, accrued expenses were lower by $2.0 million as a result of lower salary, wage and benefits accruals(timing difference between quarters), and lower sales deduction accruals which are predicated primarily on carburetor net sales which declined from last year.

    DEBT

    At April 2, 2000, the balance outstanding on the Bank America loan facility was $2,867,000 plus letter of credit accomodations of $1,693,000. This compares to a loan balance at Decenber 31, 1999 of $3,424,000 and accomodations of $1,993,000, and a loan balance at March 28, 1999 of $3,203,000 and accomodations of $1,993,000.

    SEASONALITY

    The Company's business is slightly seasonal in nature, primarily as a result of the impact of weather conditions on the demand for certain automotive replacement parts. Historically, the Company's sales and profits have been slightly higher in the first and fourth quarters of each year than in the second and third quarters.

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

    The Company's three largest customers accounted for an aggregate of 90% of the Company's total sales in first quarter of 2000. Given the Company's current financial condition and its manufacturing cost structure, the loss of a large customer would have a materially adverse impact on the Company's financial condition and results of operations.

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

    DATE: March 17, 2000             By: /s/ Jerry A. Bragiel
          --------------             -------------------------
                                     Jerry A. Bragiel
                                     President, Chief Executive Officer


                                     By: /s/ Richard W. Simmons
                                     --------------------------
                                     Richard W. Simmons
                                     Vice President Finance, Chief
                                     Financial Officer and Secretary