Form 10-Q
period 2000-07-02
CHAMPION PARTS INC
filed 2000-08-17
CIK 19161

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                  FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended July 2, 2000

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

                   2005 West Avenue B, Hope, Arkansas 71801
                   ----------------------------------------
                   (Address of principal executive offices)

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

                               Yes [X]  No [ ]

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                 Class                     Outstanding at July 2, 2000
     ------------------------------        ---------------------------
     Common Shares - $.10 par value                 3,655,266

                         PART I.  FINANCIAL INFORMATION

    Item 1.  FINANCIAL STATEMENTS

                     CHAMPION PARTS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      FOR THE PERIOD ENDING JULY 2, 2000
              ($ thousands)               July 2, 2000      Dec. 31, 1999
                                         --------------     -------------
                                          (Unaudited)       (Audited)
    ASSETS
    CURRENT ASSETS:

    Cash                                   $    754           $ 1,330

    Accounts receivable, less allowance
    for uncollectible accounts of
    $386,000 and $337,000 in 2000 and
    1999, respectively                        4,818             3,891

    Inventories                               9,029             9,240

    Prepaid expenses and other assets           304               335

    Deferred income tax asset                   412               413
                                            -------           -------
          Total current assets               15,317            15,209

    PROPERTY, PLANT AND EQUIPMENT:

    Land                                        197               197

    Buildings                                 7,834             7,834

    Machinery and equipment                  12,977            13,042
                                            -------           -------
      Gross property,plant & equipment       21,008            21,073

    Less:  Accumulated depreciation          17,041            16,726
                                            -------           -------
      Net property, plant & equipment         3,967             4,347

    Other assets                                 10                19
                                            -------           -------

    Total assets                           $ 19,294          $ 19,575
                                           ========          ========

    The accompanying notes are an integral part of these statements.

                     CHAMPION PARTS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      FOR THE PERIOD ENDING JULY 2, 2000
              ($ Thousands)               July 2, 2000      Dec. 31, 1999
                                         --------------     -------------
                                          (Unaudited)       (Audited)
    LIABILITIES AND
    STOCKHOLDERS' (DEFICIT)
    CURRENT LIABILITIES:
      Accounts payable                     $  6,329           $  7,094
      Accrued expenses:
        Salaries, wages and benefits            617                634
        Other accrued expenses                5,113              5,417
          Taxes other than income                53                106
      Current maturities of L-T debt:
          Current mat. - term notes             601                601
          Current mat. - vendor debt            202                192
          Current mat. - IRB Loan               300                300
                                            -------            -------
            Total current maturities          1,103              1,093
                                            -------            -------
            Total current liabilities        13,215             14,344
                                            -------            -------
    DEFERRED INCOME TAXES                       351                351

    LONG-TERM DEBT:
          L-T notes payable - revolver        1,690              1,220
          L-T notes payable - term notes      1,302              1,603
          L-T notes payable - vendors         2,486              2,553
          Industrial revenue bond (IRB)         700                700
                                            -------            -------
            Total long-term debt              6,178              6,076
                                            -------            -------
    STOCKHOLDERS'(DEFICIT):
      Preferred stock - No par value;
      authorized, 10,000,000 shares:
      issued and outstanding, none               -0-                -0-

      Common stock - $.10 par value;
      authorized, 50,000,000 shares:
      issued and outstanding 3,655,266          366                366
      Additional paid-in capital             l5,578             15,578
      (Accumulated deficit)                 (15,923)           (16,654)
      Accum. other comp.(loss)                 (471)              (486)
                                            -------            -------
        Total stockholders'(deficit)           (450)            (1,196)
                                            -------            -------
    Total liabilities and
     stockholders'(deficit)                $ 19,294           $ 19,575
                                           ========           ========

    The accompanying notes are an integral part of these statements.

                     CHAMPION PARTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (CONDENSED)
                      FOR THE PERIOD ENDING JULY 2, 2000
                                  (Unaudited)
              ($ Thousands)        Six Months Ended     Three Months Ended
                                 --------------------   ------------------
                                   July 2,   June 27,     July 2,  June 27,
                                    2000       1999        2000      1999
                                 ---------  ---------   --------  --------
    Net Sales                     $ 13,020   $ 15,842    $ 5,566   $ 8,837

    Costs and Expenses:
      Cost of products sold         10,726     13,149      4,734     7,283
      Selling, dist. and admin.      1,274      1,481        575       762
                                   -------    -------     ------    ------
    Total costs and expenses        12,000     14,630      5,309     8,045
                                   -------    -------     ------    ------
    Operating income                 1,020      1,212        257       792

    Non-operating (income)expense:
      Interest expense                 272        314        121       158
      Other non-operating income       (27)       (54)       (13)      (52)
                                   -------    -------     ------    ------
    Total non-operating expense        245        260        108       106
                                   -------    -------     ------    ------
    Earnings before extraordinary
    gain and income taxes              775        952        149       686

    Income Taxes                        44         16         20        16
                                   -------    -------     ------    ------
    Earnings before
    extraordinary gain                 731        936        129       670
                                   -------    -------     ------    ------
    Extraordinary gain                   0         59          0        59
                                   -------    -------     ------    ------
    Net Income                    $    731   $    995    $   129   $   729
                                  ========   ========    =======   =======
    Weighted Average Common Shares
     Outstanding at July 2, 2000:
       Basic                         3,655      3,655      3,655     3,655
                                     -----      -----      -----     -----
       Diluted                       3,709      3,655      3,709     3,655
                                     -----      -----      -----     -----
    Earnings per Common Share - Basic
    ---------------------------------
      Earnings before extraordinary
      gain per common share          $ 0.20     $ 0.25    $ 0.04    $ 0.18

      Extraordinary gain
      per common share                 0.00       0.02      0.00      0.02

      Net Income per Common Share    $ 0.20     $ 0.27    $ 0.04    $ 0.20

    The accompanying notes are an integral part of these statements.

                     CHAMPION PARTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (CONDENSED)
                      FOR THE PERIOD ENDING JULY 2, 2000
                                  (Unaudited)

                                   Six Months Ended     Three Months Ended
                                 --------------------   ------------------
                                   July 2,   June 27,     July 2,  June 27,
                                    2000       1999        2000      1999
                                 ---------  ---------   --------  --------
    Earnings per Common Share - Diluted
    -----------------------------------
      Earnings before extraordinary
      gain per common share         $ 0.20     $ 0.25     $ 0.03    $ 0.18

      Extraordinary gain
      per common share                0.00       0.02       0.00      0.02

      Net Income per Common Share   $ 0.20     $ 0.27     $ 0.03    $ 0.20

    The accompanying notes are an integral part of these statements.

                 CHAMPION PARTS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT)
                      FOR THE PERIOD ENDING JULY 2, 2000
                                  (Unaudited)

    ($ Thousands)                                                    Accum.
                                         Additional                  Other
                        Common Stock      Paid-in      (Accum.      Compreh.
                     Shares     Amount    Capital      Deficit)    Inc/(Loss)
                    ---------  --------  -----------  -----------  ---------
    BALANCE,
     Dec. 31, 1999    3,655    $ 366     $ 15,578     $ (16,654)     $ (486)

    Net Income            -        -            -           731           -

    Foreign currency
     translation adj.     -        -            -             -          15
                     ------    -----     --------     ---------      ------
    BALANCE,
     July 2, 2000     3,655    $ 366     $ 15,578     $ (15,923)     $ (471)
                     ======    =====     ========     =========      ======

    The accompanying notes are an integral part of these statements.



                     CHAMPION PARTS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                       FOR THE PERIOD ENDED JULY 2, 2000
                                  (Unaudited)

              ($ Thousands)        Six Months Ended    Three Months Ended
                                 --------------------  -------------------
                                  July 2,    June 27,   July 2,    June 27,
                                   2000       1999       2000       1999
                                 --------   --------   --------   --------
    Net Income                    $   731    $   995    $   129    $   729

    Other comprehensive income:
      Foreign currency
      translation adjustment           15        (10)        19        (57)
                                  -------    -------    -------    -------
    Comprehensive income          $   746    $   985    $   148    $   672
                                  =======    =======    =======    =======

    Components of accumulated other comprehensive income, included in the Company's consolidated balance sheet, consist of the foreign currency translation adjustments.

    The accompanying notes are an integral part of these statements.


                     CHAMPION PARTS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE PERIOD ENDED JULY 2, 2000
              ($ Thousands)                        Six Months Ended
                                            ----------------------------
                                            July 2, 2000    June 27, 1999
                                           --------------  --------------
    CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                $   731         $   995
    Adj. to reconcile net income to net
    cash provided by operating activities:
       Extraordinary gain                          -0-            (59)
       (Gain) on the sale of assets               (15)             -0-
       Depreciation and amortization              316             344
       Provision for inventory write-offs         379             312
    Changes in assets and liabilities:
       Accounts receivable                       (927)         (1,308)
       Inventories (gross)                       (168)           (981)
       Accounts payable & accrued liabilities    (975)            808
                                              -------         -------
    NET CASH PROVIDED BY/(USED IN) OPERATIONS    (659)            111
                                              -------         -------
    CASH FLOW FROM INVESTING ACTIVITIES:
       Capital expenditures                       (38)           (160)
       Proceeds from the sale of assets            37              -0-
                                              -------         -------
    NET CASH (USED IN) INVESTING ACTIVITIES        (1)           (160)
                                              -------         -------
    CASH FLOWS FROM FINANCING ACTIVITIES:
       Net borrowings-revolving loan agreement    470             724
       Payments-term note obligations            (301)           (300)
       Payments-L-T vendor debt obligations      (100)            (91)
                                              -------         -------
    NET CASH PROVIDED BY FINANCING ACTIVITIES      69             333
                                              -------         -------

    EFFECTS OF EXCHANGE RATE CHANGES ON CASH       15             (10)
                                              -------         -------

    NET INCREASE IN CASH & CASH EQUIVALENTS      (576)            274
                                              -------         -------
    CASH AND CASH EQUIVALENTS:
       Beginning of period                      1,330             784
                                              -------         -------
    CASH AND CASH EQUIVALENTS:
       End of period                         $    754        $  1,058
                                             ========        ========

    The accompanying notes are an integral part of these statements.

                     CHAMPION PARTS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

    Note 1. The accompanying financial statements for the six and three months ended July 2, 2000 and June 27, 1999 have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements and these notes should be read in conjunction with the consolidated financial statements of the Company included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

            The consolidated balance sheet at December 31, 1999 has been derived from the audited financial statements at that date and condensed.

    Note 2. The information furnished herein reflects all adjustments (consisting only of normal recurring accruals) which are, in the the opinion of management, necessary for a fair presentation of the results of operations for the interim period. Results of operations for the six and three months ending July 2, 2000 and June 27, 1999 are not necessarily indicative of results to be expected for the entire year.

    Note 3. Inventories are valued at the lower of cost (first-in, first-out method) or market. A summary of the inventories follows:

            ($ Thousands)            July 2, 2000      December 31, 1999
                                  ------------------   -----------------
            Raw materials            $  3,590             $  3,130
            Work-in-process             3,006                3,536
            Finished goods              2,433                2,574
                                     --------             --------
               Total Inventories     $  9,029             $  9,240
                                     ========             ========
            Included in inventory above were net cores of $3.8 million (July 2, 2000) and $2.9 million (December 31, 1999).

    Note 4. For reporting purposes, product and core returns are offset against gross sales in arriving at net sales. Total returns for the three months ending July 2, 2000 were $1,733,000 versus $1,520,000 during the same period last year. Total returns for six months ending July 2, 2000 were $4,273,000 versus $4,396,000 for the same period in 1999.

    Note 5. The income tax expense attributable to operations for the six and three months ended July 2, 2000 differed from the amounts computed by applying the federal income tax rate of 34% principally as a result of tax benefits recognized related to the carryforward of net operating losses.

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

            Business segment information is as follows:

                                            --- Six Months Ended ---
            ($ Thousands)                July 2, 2000     June 27, 1999
                                        --------------   --------------
            Revenues:
              Fuel Systems & C.V. Assy's    $  9,042         $ 11,417
              Elect. & Mech. Products          3,978            4,425
                                            --------         --------
                Total Revenues              $ 13,020         $ 15,842
                                            ========         ========
            Depr. & Amort. Expense:
              Fuel Systems & C.V. Assy's    $    110         $    117
              Elect. & Mech. Products            170              187
              Corporate                           36               40
                                            --------         --------
                Total depr. & amort.        $    316         $    344
                                            ========         ========
            Net Income/(Loss):
              Fuel Systems & C.V. Assy's    $  1,786         $  2,036
              Elect .& Mech. Products           (286)            (297)
              Corporate                         (769)            (803)
                                            ---------        --------
                Earnings B/F extra. gain         731              936
              Extraordinary gain                  -0-              59
                                            --------         --------
                 Net income                 $    731         $    995
                                            ========         ========

                                            --- Six Months Ended ---
            ($ Thousands)                July 2, 2000     June 27, 1999
                                        --------------   --------------

            Capital Additions:
              Fuel Systems & C.V. Assy's    $      1         $     14
              Elect. & Mech. Products              3               66
              Corporate                           34               80
                                            --------         --------
                Total capital additions     $     38         $    160
                                            ========         ========

            Total Assets:
              Fuel Systems & C.V. Assy's    $  9,615         $  9,915
              Elect. & Mech. Products          7,908            7,681
              Corporate                        1,771            1,765
                                            --------         --------
                Total assets                $ 19,294         $ 19,361
                                            ========         ========

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     RESULTS OF OPERATIONS

     THREE MONTHS ENDED JULY 2, 2000 COMPARED TO THREE MONTHS ENDED
     JUNE 27, 1999

     For the second quarter ending July 2, 2000, net sales were $5,566,000, a decrease of $3.3 million, or 37.0%, versus net sales of $8,837,000 for the same period in 1999. This decline in net sales compared to the second quarter of 1999 primarily reflects a substantial drop in carburetor net sales, which were down $2.4 million. Second quarter
     1999 carburetor sales included unusually large new stocking orders for stores acquired by the Company's two large retail customers that were not repeated in 2000. In addition, sales of starters, alternators, generators and water pumps with agricultural equipment customers were down $805,000, or 33.3%, from 1999 reflecting soft orders. Automotive product sales were also under 1999 levels by $168,000, or 32.9%, while constant velocity assembly sales remained strong again this quarter exhibiting a 16.3% increase over 1999. Total product and core returns, which are reflected in reductions to net sales, were 23.0% and 14.4% of gross sales in the second quarter of 2000 and 1999, respectively.
     Higher warranty returns and stock adjustment credits for the quarter together with the decline in sales account for the increase over second quarter 1999.

     Carburetor net sales were 58.4% and 63.8% of total net sales in the second quarter of 2000 and 1999, respectively. The significant percentage point drop versus 1999 reflects a 42.4% decrease in carburetor sales, while all other product sales declined 27.6%. Although new vehicles sold in the United States and Canada are no longer equipped with carburetors, the Company continues to sell replacement units for older vehicles, many of which use carburetors. The Company expects that carburetor sales will continue to exhibit a steady decline in future years. In addition, carburetor margins may be negatively impacted in the future as customers seek to return product during periods of declining sales demand.

     Cost of products sold was $4,734,000, or 85.1% of net sales in the second quarter of 2000 as compared to $7,283,000, or 82.4% for the second quarter of 1999. On a dollar basis, the cost of products sold was lower than 1999 by $2.5 million, or 35%, primarily reflecting a cut-back in production which included a one week shutdown of both manufacturing facilities in an attempt to balance production with the orders decline. Emphasis on tighter materials control and utilization also helped to lower cost of products sold. However, given the fixed base of manufacturing cost in place, it is not feasible to reduce rebuilding costs proportionately with a sales decline without seriously impeding production capabilities.

     Selling, distribution and administrative expenses were $575,000 for the quarter, compared to $762,000 in the second quarter of 1999. Primarily contributing to the 24.6% spending decrease were reduced distribution costs reflecting the lower sales volume, lower selling expenses due to termination of commissions to an outside sales representative, and lower administrative spending at both Divisions combined with the reduction in Corporate overhead realized by moving the Corporate headquarters to the Hope Division.

     Interest expense was $121,000 for the second quarter of 2000, versus $158,000 in the same period of 1999. The reduction is due to the lower overall amount of debt outstanding, principally in lower Letter of Credit and Industrial Revenue Bond interest cost.

     For the second quarter of 2000, net income was $129,000 compared to $729,000 for the same period in 1999. This $600,000, or 82.3%, decrease principally reflects the significant decrease in net sales and resultant loss of gross margins, as noted in the preceding analysis.


     SIX MONTHS ENDED JULY 2, 2000 COMPARED TO SIX MONTHS ENDED JUNE 27, 1999

     For the six months ended July 2, 2000, net sales were $13,020,000, reflecting a decrease of $2,822,000 (17.8%) below net sales of $15,842,000 for the same period in 1999. This net sales decline is primarily due to a substantial drop of $2.4 million in carburetor net sales during the second quarter. Carburetor sales in 1999 included unusually large new stocking orders for stores acquired by the Company's two large retail customers that were not repeated in 2000. Sales of starters, alternators, generators and water pumps with agricultural equipment customers that were strong in the first quarter of 2000, up $541,000, or 49.7%, declined significantly during the second quarter, down $805,000, or 33.3%, reflecting extremely soft orders. Automotive product sales also declined $183,000, or 20.6%, from the 1999 first half levels. Constant velocity assembly sales have remained strong the entire six months exhibiting an increase of 12.5% over the first half of 1999. Total product and core returns, which are reflected in reductions to net sales, were 24.1% and 21.3% of gross sales in the first six months 2000 and 1999, respectively. The decline in sales accounted for the percentage increase over 1999.

     Carburetor sales were 64.7% and 68.3% of net sales in the first six months of 2000 and 1999, respectively. The percentage point drop versus 1999 reflects a 22.2% decline in carburetor sales, while all other product sales declined during the first half 8.4%. Although new vehicles sold in the United States and Canada are no longer equipped with carburetors, the Company continues to sell replacement units for older vehicles, many of which use carburetors. The Company expects that carburetor sales will continue to exhibit a steady decline in future years. In addition, carburetor margins may be negatively impacted in the future as customers seek to return product during periods of declining sales demand.

     Cost of products sold was $10,726,000, or 82.4%, of net sales in the first half of 2000 as compared to $13,149,000, or 83.0%, for the first half of 1999. The decrease in the cost of products sold as a percent of net sales is primarily attributed to lower direct labor reflecting a one week shutdown at both manufacturing facilities. Materials were also favorable due to improved materials utilization, which resulted in reduced materials spending. Manufacturing overhead expenses, which are relatively fixed, was essentially level with l999 reflecting controlled overhead spending at both manufacturing facilities.

     Selling, distribution and administrative expenses were $1,274,000 for the first six months of 2000, compared to $1,481,000 in the first six months of 1999. The 14.0% decrease over the same period in 1999 reflects reduced distribution costs due to the lower sales volume, lower selling expenses due to termination of commissions to an outside sales representative, and lower administrative spending at both Divisions combined with the reduction in Corporate overhead realized by moving the Corporate headquarters to the Hope Division.

     Interest expense was $272,000 for the first half of 2000 as compared to $314,000 in the same period of 1999. This reduction is due to the lower overall amount of debt outstanding, principally in lower Letter of Credit and Industrial Revenue Bond interest cost.

     Net income before extraordinary gains, was $731,000 for the first six months of 2000 versus $936,000 for the same period last year. The $205,000, or 21%, decline from 1999 primarily reflects the significant decrease in net sales and resultant lower margins for the reasons mentioned earlier.

     There were no extraordinary gains during the first half of 2000. An extraordinary gain of $59,000 was recorded in the first six months of 1999 resulting from a creditor debt restructuring settlement.


     LIQUIDITY AND CAPITAL RESOURCES

     Net working capital at July 2, 2000 was a positive $2,102,000, compared to a positive $865,000 at the end of 1999, and a negative $983,000 for June 27, 1999. The $1,237,000 increase in working capital over the 1999 year-end is principally a result of higher trade accounts receivable
     (up $927,000) and gross inventories (up $168,000), combined with a decrease in accrued liabilities reflecting decreases in accounts payable (down $765,000) and accrued expenses(down $303,000). Compared with June 1999, the working capital increase primarily resulted from substantially higher inventories and lower accrued expenses.

     Net accounts receivable at July 2, 2000 were $4,818,000, or $927,000 (24%) higher versus the year-end 1999 balance of $3,891,000 primarily resulting from slow payments by a major customer. Net receivables decreased $1,191,000 compared to the June 27, 1999 balance of $6,009,000 reflecting the substantially lower sales in the second quarter.

     Net inventories of $9,029,000 at July 2, 2000, were lower by $211,000 compared to year-end fiscal 1999 balance. Reductions were achieved in the work-in-process and finished goods inventory categories which more than offset a slight increase raw materials inventories. Net inventories increased by $1,946,000 versus June 1999 reflecting higher parts, raw core and work-in-process inventories for the ramp-up of carburetor production in the first quarter at the Hope Facility.

     Accounts payable at the end of the second quarter of 2000 were $765,000 lower than year-end 1999, however, they were $937,000 higher than June 1999. The decline from year-end is due to lower raw materials spending, while the increase over the same period last year reflects higher raw materials spending for the increased production of carburetors at the Hope Division.

     Accrued expenses at the end of second quarter were $303,000 lower than fiscal year-end 1999 balances because of reductions to accruals related to a legal settlement and a reduction in professional fee accruals. Compared to June 1999, accrued expenses were lower by $1,396,000 as a result of a lower worker's compensation accrual due to claims settlements, and lower sales deduction accruals which are predicated primarily on carburetor sales which declined from last year.


     DEBT

     At July 2, 2000 the balance outstanding on the loan facility was $3,593,000 plus letter of credit accommodations of $1,693,000. This compares to a loan balance at December 31, 1999 of $3,424,000 and accommodations of $1,993,000 and a loan balance at June 27, 1999 of $3,927,000 and accommodations of $1,993,000.


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

     The Company's three largest customers accounted for an aggregate of 89.5% of the Company's total sales in first half of 2000. Given the Company's current financial condition and its manufacturing cost structure, the loss of a large customer would have a materially adverse impact on the Company's financial condition and results of operations.

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

                                        ___

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


                                  CHAMPION PARTS, INC.
                                  (Registrant)

     Date: August 17, 2000              By: /s/ Jerry A. Bragiel
                                            --------------------
                                        Jerry A. Bragiel
                                        President, Chief Executive Officer

                                        By: /s/ Richard W. Simmons
                                            ----------------------
                                        Richard W. Simmons
                                        Vice President Finance,CFO
                                        and Secretary