Form 10-Q
period 2000-10-01
CHAMPION PARTS INC
filed 2000-11-15
CIK 19161

                                  UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                  FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended October 1, 2000

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

                               Yes [X]  No [ ]

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                 Class                     Outstanding at October 1, 2000
     ------------------------------        ------------------------------
     Common Shares - $.10 par value                 3,655,266

                         PART I.  FINANCIAL INFORMATION

    Item 1.  FINANCIAL STATEMENTS

                     CHAMPION PARTS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      FOR THE PERIOD ENDING OCTOBER 1, 2000
              ($ thousands)             October 1, 2000     Dec. 31, 1999
                                         --------------     -------------
                                          (Unaudited)       (Audited)
    ASSETS
    CURRENT ASSETS:

    Cash                                   $    997           $ 1,330

    Accounts receivable, less allowance
    for uncollectible accounts of
    $587,000 and $337,000 in 2000 and
    1999, respectively                        4,433             3,891

    Inventories, net of reserves              8,979             9,240

    Prepaid expenses and other assets           218               335

    Deferred income tax asset                   411               413
                                            -------           -------
          Total current assets               15,038            15,209

    PROPERTY, PLANT AND EQUIPMENT:

    Land                                        197               197

    Buildings                                 7,834             7,834

    Machinery and equipment                  12,993            13,042
                                            -------           -------
      Gross property,plant & equipment       21,024            21,073

    Less:  Accumulated depreciation          17,195            16,726
                                            -------           -------
      Net property, plant & equipment         3,829             4,347

    Other assets                                  5                19
                                            -------           -------

    Total assets                           $ 18,872          $ 19,575
                                           ========          ========

    The accompanying notes are an integral part of these statements.

                     CHAMPION PARTS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      FOR THE PERIOD ENDING OCTOBER 1, 2000
              ($ Thousands)             October 1, 2000     Dec. 31, 1999
                                         --------------     -------------
                                          (Unaudited)       (Audited)
    LIABILITIES AND
    STOCKHOLDERS' (DEFICIT)
    CURRENT LIABILITIES:
      Accounts payable                     $  6,393           $  7,094
      Accrued expenses:
        Salaries, wages and benefits            507                634
        Other accrued expenses                4,528              5,418
          Taxes other than income                26                106
      Current maturities of L-T debt:
          Current mat. - term notes             601                601
          Current mat. - vendor debt            202                192
          Current mat. - IRB Loan               300                300
                                            -------            -------
            Total current maturities          1,103              1,093
                                            -------            -------
            Total current liabilities        12,557             14,345
                                            -------            -------
    DEFERRED INCOME TAXES                       351                351

    LONG-TERM DEBT:
          L-T notes payable - revolver        2,092              1,220
          L-T notes payable - term notes      1,152              1,603
          L-T notes payable - vendors         2,435              2,553
          Industrial revenue bond (IRB)         700                700
                                            -------            -------
            Total long-term debt              6,379              6,076
                                            -------            -------
    STOCKHOLDERS'(DEFICIT):
      Preferred stock - No par value;
      authorized, 10,000,000 shares:
      issued and outstanding, none               -0-                -0-

      Common stock - $.10 par value;
      authorized, 50,000,000 shares:
      issued and outstanding 3,655,266          366                366
      Additional paid-in capital             l5,578             15,578
      (Accumulated deficit)                 (15,910)           (16,655)
      Accum. other comp.(loss)                 (449)              (486)
                                            -------            -------
        Total stockholders'(deficit)           (415)            (1,197)
                                            -------            -------
    Total liabilities and
     stockholders'(deficit)                $ 18,872           $ 19,575
                                           ========           ========

    The accompanying notes are an integral part of these statements.

                     CHAMPION PARTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (CONDENSED)
                      FOR THE PERIOD ENDING OCTOBER 1, 2000
                                  (Unaudited)
              ($ Thousands)        Nine Months Ended    Three Months Ended
                                 --------------------   ------------------
                                   Oct 1,    Sept 26,    Oct 1,    Sept 26,
                                    2000       1999        2000      1999
                                 ---------  ---------   --------  --------
    Net Sales                     $ 17,618   $ 21,737    $ 4,597   $ 5,895

    Costs and Expenses:
      Cost of products sold         14,611     18,218      3,883     5,068
      Selling, dist. and admin.      1,830      2,158        557       678
                                   -------    -------     ------    ------
    Total costs and expenses        16,441     20,376      4,440     5,076
                                   -------    -------     ------    ------
    Operating income                 1,177      1,361        157       149

    Non-operating (income)expense:
      Interest expense                 404        464        132       150
      Other non-operating income       (17)       (78)        10       (24)
                                   -------    -------     ------    ------
    Total non-operating expense        387        386        142       126
                                   -------    -------     ------    ------
    Earnings before extraordinary
    gain and income taxes              790        975         15        23

    Income Taxes                        45         31          1        15
                                   -------    -------     ------    ------
    Earnings before
    extraordinary gain                 745        944         14         8
                                   -------    -------     ------    ------
    Extraordinary gain                   0         59          0         0
                                   -------    -------     ------    ------
    Net Income                    $    745   $  1,003    $    14   $     8
                                  ========   ========    =======   =======
    Weighted Avg. Common Shares
     Outstanding at Oct. 1, 2000:
       Basic                         3,655      3,655      3,655     3,655
                                     -----      -----      -----     -----
       Diluted                       3,697      3,710      3,697     3,710
                                     -----      -----      -----     -----
    Earnings per Common Share - Basic
    ---------------------------------
      Earnings before extraordinary
      gain per common share          $ 0.20     $ 0.26    $ 0.00    $ 0.00

      Extraordinary gain
      per common share                 0.00       0.02      0.00      0.00

      Net Income per Common Share    $ 0.20     $ 0.28    $ 0.00    $ 0.00

    The accompanying notes are an integral part of these statements.

                     CHAMPION PARTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (CONDENSED)
                      FOR THE PERIOD ENDING OCTOBER 1, 2000
                                  (Unaudited)

                                   Nine Months Ended    Three Months Ended
                                 --------------------   ------------------
                                   Oct 1,    Sept 26,    Oct 1,   Sept 26,
                                    2000       1999        2000     1999
                                 ---------  ---------   --------  --------
    Earnings per Common Share - Diluted
    -----------------------------------
      Earnings before extraordinary
      gain per common share          $ 0.20     $ 0.25    $ 0.00    $ 0.00

      Extraordinary gain
      per common share                 0.00       0.02      0.00      0.00

      Net Income per Common Share    $ 0.20     $ 0.27    $ 0.00    $ 0.00

    The accompanying notes are an integral part of these statements.

                    CHAMPION PARTS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT)
                    FOR THE PERIOD ENDING OCTOBER 1, 2000
                                 (Unaudited)

    ($ Thousands)                                                    Accum.
                                         Additional                  Other
                        Common Stock      Paid-in      (Accum.      Compreh.
                     Shares     Amount    Capital      Deficit)    Inc/(Loss)
                    ---------  --------  -----------  -----------  ---------
    BALANCE,
     Dec. 31, 1999    3,655    $ 366     $ 15,578     $ (16,655)     $ (486)

    Net Income            -        -            -           745           -

    Foreign currency
     translation adj.     -        -            -             -          37
                     ------    -----     --------     ---------      ------
    BALANCE,
     Oct. 1, 2000     3,655    $ 366     $ 15,578     $ (15,910)     $ (449)
                     ======    =====     ========     =========      ======

    The accompanying notes are an integral part of these statements.



                      CHAMPION PARTS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                       FOR THE PERIOD ENDED OCTOBER 1, 2000
                                  (Unaudited)

              ($ Thousands)       Nine Months Ended     Three Months Ended
                                 --------------------  -------------------
                                  Oct 1,     Sept 26,   Oct 1,     Sept 26,
                                   2000       1999       2000       1999
                                 --------   --------   --------   --------
    Net Income                    $   745    $ 1,003    $    14    $     8

    Other comprehensive income:
      Foreign currency
      translation adjustment           37        (33)        22        (23)
                                  -------    -------    -------    -------
    Comprehensive income          $   782    $   970    $    36    $   (15)
                                  =======    =======    =======    =======

    Components of accumulated other comprehensive income, included in the Company's consolidated balance sheet, consist of the foreign currency translation adjustments.

    The accompanying notes are an integral part of these statements.


                    CHAMPION PARTS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE PERIOD ENDED OCTOBER 1, 2000
              ($ Thousands)                      Nine Months Ended
                                            ----------------------------
                                             Oct 1, 2000    Sept 26, 1999
                                           --------------  --------------
    CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                $   745         $ 1,003
    Adj. to reconcile net income to net
    cash provided by operating activities:
       Extraordinary gain                          -0-            (59)
       (Gain) on the sale of assets               (26)             -0-
       Depreciation and amortization              485             515
       Provision for inventory write-offs         582             504
    Changes in assets and liabilities:
       Accounts receivable                       (542)          1,157
       Inventories (gross)                       (321)         (2,337)
       Accounts payable                          (701)            538
       Accrued liabilities & other               (841)            228
                                              -------         -------
    NET CASH PROVIDED BY/(USED IN) OPERATIONS    (619)          1,549
                                              -------         -------
    CASH FLOW FROM INVESTING ACTIVITIES:
       Capital expenditures                       (58)           (257)
       Proceeds from the sale of assets            37              -0-
                                              -------         -------
    NET CASH (USED IN) INVESTING ACTIVITIES       (21)           (257)
                                              -------         -------
    CASH FLOWS FROM FINANCING ACTIVITIES:
       Net borrowings-revolving loan agreement    872            (360)
       Payments-term note obligations            (451)           (451)
       Payments-L-T vendor debt obligations      (151)           (137)
                                              -------         -------
    NET CASH PROVIDED BY/(USED IN)
      IN FINANCING ACTIVITIES                     270            (948)
                                              -------         -------

    EFFECTS OF EXCHANGE RATE CHANGES ON CASH       37             (33)
                                              -------         -------

    NET INCREASE/(DECREASE)IN
      CASH & CASH EQUIVALENTS                    (333)            311
                                              -------         -------
    CASH AND CASH EQUIVALENTS:
       Beginning of period                      1,330             784
                                              -------         -------
    CASH AND CASH EQUIVALENTS:
       End of period                         $    997        $  1,095
                                             ========        ========

    The accompanying notes are an integral part of these statements.

                     CHAMPION PARTS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


    Note 1. The accompanying financial statements for the nine and three months ended October 1, 2000 and September 26, 1999 have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements and these notes should be read in conjunction with the consolidated financial statements of the Company included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

            The consolidated balance sheet at December 31, 1999 has been derived from the audited financial statements at that date.

    Note 2. The information furnished herein reflects all adjustments (consisting only of normal recurring accruals) which are, in the the opinion of management, necessary for a fair presentation of the results of operations for the interim period. Results of operations for the nine and three months ending October 1, 2000 and September 26, 1999 are not necessarily indicative of results to be expected for the entire year.

    Note 3. Inventories are valued at the lower of cost (first-in, first-out method) or market. A summary of the inventories follows:

            ($ Thousands)          October 1, 2000     December 31, 1999
                                  ------------------   -----------------
            Raw materials            $  3,792             $  3,130
            Work-in-process             3,204                3,536
            Finished goods              1,983                2,574
                                     --------             --------
               Total Inventories     $  8,979             $  9,240
                                     ========             ========

            Included in inventory above were net cores of $4.3 million (October 1, 2000) and $2.9 million (December 31, 1999).

    Note 4. For reporting purposes, product and core returns are offset against gross sales in arriving at net sales. Total returns for the three months ending October 1, 2000 were $1,495,000 versus $2,205,000 during the same period last year. Total returns for nine months ending October 1, 2000 were $5,767,000 versus $6,601,000 for the same period in 1999.

    Note 5. The income tax expense attributable to operations for the nine and three months ended October 1, 2000 differed from the amounts computed by applying the federal income tax rate of 34% principally as a result of tax benefits recognized related to the carryforward of net operating losses.

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

            Business segment information is as follows:

                                            --- Nine Months Ended ---
            ($ Thousands)                 Oct 1, 2000     Sept 26, 1999
                                        --------------   --------------
            Revenues:
              Fuel Systems & C.V. Assy's    $ 12,502         $ 16,029
              Elect. & Mech. Products          5,116            5,708
                                            --------         --------
                Total Revenues              $ 17,618         $ 21,737
                                            ========         ========
            Depr. & Amort. Expense:
              Fuel Systems & C.V. Assy's    $    148         $    176
              Elect. & Mech. Products            268              275
              Corporate                           69               64
                                            --------         --------
                Total depr. & amort.        $    485         $    515
                                            ========         ========
            Net Income/(Loss):
              Fuel Systems & C.V. Assy's    $  2,600         $  2,656
              Elect .& Mech. Products           (734)            (530)
              Corporate                       (1,121)          (1,182)
                                            ---------        --------
                Earnings B/F extra. gain         745              944
              Extraordinary gain                  -0-              59
                                            --------         --------
                 Net income                 $    745         $  1,003
                                            ========         ========

                                            --- Nine Months Ended ---
            ($ Thousands)                 Oct 1, 2000     Sept 26, 1999
                                        --------------   --------------

            Capital Additions:
              Fuel Systems & C.V. Assy's    $      1         $     72
              Elect. & Mech. Products             13               29
              Corporate                           44              156
                                            --------         --------
                Total capital additions     $     58         $    257
                                            ========         ========

            Total Assets:
              Fuel Systems & C.V. Assy's    $  9,981         $  9,501
              Elect. & Mech. Products          8,013            7,772
              Corporate                          878              686
                                            --------         --------
                Total assets                $ 18,872         $ 17,959
                                            ========         ========

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     RESULTS OF OPERATIONS

     THREE MONTHS ENDED OCTOBER 1, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 26, 1999

     Net sales of $4,597,000 for the third quarter ending October 1, 2000, were down $1.3 million, or 22.0%, versus net sales of $5,897,000 for the same period in 1999. Compared to the third quarter 1999, this decline in net sales principally reflects a 28% drop in carburetor net sales, which were down $1.3 million. Third quarter 1999 carburetor sales included new stocking orders for stores acquired by the Company's two large retail customers that were not repeated in 2000. In addition, automotive product sales were also under 1999 levels by 27%, reflecting soft oreders of water pumps and other mechanical product lines. Offsetting the automotive decline were substantially higher net sales with agricultural and heavy-duty customers which had a gain of 72% over 1999 on strong orders for heavy duty water pumps and starters. Also, constant velocity assembly sales increased again this quarter exhibiting a 12% gain over 1999. Total product and core returns, which are reflected in reductions to net sales, were 24.3% and 26.8% of gross sales in the third quarter of 2000 and 1999, respectively. Lower warranty returns and stock adjustment credits for the third quarter
     2000 account for the percentage point decrease over 1999.

     Carburetor net sales were 68.5% and 74.6% of total net sales in the third quarter of 2000 and 1999, respectively. The substantial percentage point drop versus 1999 reflects a 28% decrease in carburetor net sales for the quarter. Although new vehicles sold in the United States and Canada are no longer equipped with carburetors, the Company continues to sell replacement units for older vehicles, many of which use carburetors. The Company expects that carburetor sales will continue to exhibit a steady decline in future years. In addition, carburetor margins may be negatively impacted in the future as customers accelerate product returns during periods of declining sales demand.

     Cost of products sold were $3,883,000, or 84.5% of net sales in the third quarter of 2000 as compared to $5,068,000, or 86.0% for the third quarter of 1999. On a dollar basis, the cost of products sold was lower than 1999 by $1,135,000, or 23%, primarily reflecting a cutback in production at both manufacturing facilities in an attempt to balance production with the orders decline. Emphasis on tighter materials control and labor utilization also helped to lower cost of products sold. It should be noted that the Company's manufacturing operations achieved reduction of rebuilding costs almost proportionate with the net sales decline.

     For the third quarter 2000, selling, distribution and administrative expenses were $557,000, compared to $678,000 in the third quarter of 1999. The 18% spending decrease can be attributed to reduced distribution costs reflecting the lower sales volume, lower selling expenses due to termination of commissions to an outside sales representative, and lower administrative spending at both manufacturing facilities combined with the reduction in Corporate overhead realized by moving the Corporate headquarters to the Hope facility.

     Interest expense was $132,000 for the third quarter of 2000, versus $150,000 in the same period of 1999. The reduction is due to the lower amount of Letter of Credit and Industrial Revenue Bond interest cost.

     For the third quarter of 2000, net income was $14,000 compared to $8,000 for the same period in 1999. This $6,000 slight increase in net income, despite a significant net sales decline, reflects the Company's ability to control rebuilding and operating costs, as noted in the preceding analysis.


     NINE MONTHS ENDED OCTOBER 1, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 26, 1999

     For the nine months ended October 1, 2000, net sales were $17,618,000, reflecting a decrease of $4,120,000 (19%) below net sales of $21,737,000 for the same period in 1999. This net sales decline is primarily due to a substantial drop of $3.7 million in carburetor net sales. Carburetor sales in 1999 included unusually large new stocking orders for stores acquired by the Company's two large retail customers that were not repeated in 2000. Automotive product sales also declined $899,000, or 24%, from the 1999 nine-month levels reflecting soft orders in electrical and water pump lines. Sales of heavy-duty starters, alternators, generators and water pumps to agricultural equipment customers continued strong through the nine months, up $400,000, or 20%. Constant velocity assembly sales for the nine months exhibited an increase of 12% as compared to 1999. Total product and core returns, which are reflected in reductions to gross sales, were 24.2% and 22.9% of gross sales in the nine months 2000 and 1999, respectively. Product returns did not drop in proportion to the gross sales decline accounting for the percentage point increase versus last year.

     Carburetor sales were 65.7% and 70.0% of net sales for the nine months of 2000 and 1999, respectively. The percentage point drop versus 1999 reflects a 24% decline in carburetor sales, while all other product sales declined during the nine-month period 7%. Even though overall carburetor are declining in the U.S. market, the Company continues to be a major supplier of carburetors in the aftermarket. While new vehicles sold in the United States and Canada are no longer equipped with carburetors, the Company continues to sell replacement units for older vehicles. The Company expects that carburetor sales and gross margins will continue to decline in future years.

     Cost of products sold were $14,611,000, or 82.9%, of net sales for the three-quarters of 2000 as compared to $18,218,000, or 83.8%, for the same period of 1999. The decrease in the cost of products sold as a percent of net sales is primarily attributed to lower direct labor, down $1.3 million (19%), versus 1999. This improvement primarily reflects improved productivity and a one week shutdown at both manufacturing facilities in the second quarter. Materials were also favorable, down $518,000 (10%), due to improved materials utilization, which resulted in reduced materials spending. Manufacturing overhead expenses, which are relatively fixed, were also down $256,000 (6%) from 1999 reflecting controlled overhead spending at all facilities.

     Selling, distribution and administrative expenses were $1,830,000 for the nine months of 2000, compared to $2,158,000 in the same period of 1999. The 15% decrease over the same period in 1999 reflects reduced distribution costs due to the lower sales volume, lower selling expenses due to termination of commissions to an outside sales representative, and lower administrative spending at both Divisions combined with the reduction in Corporate overhead realized by moving the Corporate headquarters to the Hope facility.

     Interest expense was $404,000 for the nine months of 2000 as compared to $464,000 in the same period of 1999. This reduction is due to the lower Letter of Credit and Industrial Revenue Bond interest cost reflecting lower debt balances for both of these debt instruments.

     Net income before extraordinary gains, was $745,000 for the nine months of 2000 versus $944,000 for the same period last year. The $199,000, or 21%, decline from 1999 principally reflects the significant decrease in net sales and resultant lower margins for the reasons mentioned earlier.

     There were no extraordinary gains during the three-quarters of 2000. An extraordinary gain of $59,000 was recorded during the same nine month of 1999 resulting from a creditor debt restructuring settlement.

     Net income was $745,000 compared to $1,003,000 for the same period in 1999, a $258,000, or 26% decline. This decrease in net income principally reflects the volume decline addressed in the preceding analysis.


     LIQUIDITY AND CAPITAL RESOURCES

     Net working capital at October 1, 2000 was a positive $2,481,000, compared to a positive $865,000 at the end of 1999, and a negative $239,000 for September 26, 1999. The $1.6 million increase in working capital over the 1999 year-end is principally a result of a reduction in current assets of $0.2 million, combined with a decrease in current liabilities of $1.8 million. The reduction in current liabilities reflects decreases in trade accounts payable (down $768,000 due to lower spending) and accrued expenses (down $1.1 million principally due to reductions of excess accruals of workers compensation and sales deduction reserves). Compared with September 1999, the working capital increase primarily resulted from substantially higher inventories and lower accrued expenses.

     Net accounts receivable at October 1, 2000 were $4,433,000, or $542,000 higher versus the year-end 1999 balance of $3,891,000 primarily resulting from slow payments. Net receivables increased $889,000 compared to the September 26, 1999 balance of $3,544,000 also due to the slower payments.

     Net inventories of $8,979,000 at October 1, 2000, were lower by $261,000 compared to year-end fiscal 1999 balance. Reductions were achieved in the work-in-process and finished goods inventory categories which more than offset an increase in raw materials inventories. Net inventories increased by $732,000 versus September 1999 reflecting higher parts, raw core and work-in-process inventories for the ramp-up of carburetor production at the Hope facility.

     Trade accounts payable at the end of the third quarter of 2000 were $768,000 lower than year-end 1999, however, they were $294,000 higher than September 1999. The decline from year-end is due to lower raw materials spending, while the increase over the same period last year reflects higher raw materials spending for the increased production of carburetors at the Hope facility.

     Accrued expenses at the end of third quarter were $1.1 million lower than fiscal year-end 1999 balances because of reductions to excess accruals relating to workers compensation reserves reflecting favorable claims settlements, and to sales deduction accruals which were predicated on carburetor sales estimates which have declined from last year. Compared to September 1999, accrued expenses were lower by $1.3 million reflecting the same reasons above.

     DEBT

     At October 1, 2000 the balance outstanding on the Company's loan facility was $3,845,000 plus letter of credit accommodations of $1,693,000. This compares to a loan balance at December 31, 1999 of $3,424,000 and accommodations of $1,993,000 and a loan balance at September 26, 1999 of $2,692,000 and accommodations of $1,993,000.

     SEASONALITY

     The Company's business is slightly seasonal in nature, primarily as a result of the impact of weather conditions on the demand for certain automotive replacement parts. Historically, the Company's sales and profits have been ssubstantially higher in the first and fourth quarters of each year than in the second and third quarters.

     FACTORS WHICH MAY AFFECT FUTURE RESULTS

     This quarterly report contains forward-looking statements that are subject to risks and uncertainties, including but not limited to the following:

     The Company expects the existing over-capacity in the automotive aftermarket and consolidation within its distribution channels to cause continued selling price pressure for the foreseeable future. The present competitive environment is causing change in traditional aftermarket distribution channels resulting in volume retailers gaining additional market presence at the expense of traditional wholesalers. In response, the Company has attempted to diversify its customer base and currently serves all major segments, including automotive warehouse distributors and jobbers, original equipment manufacturers of automotive equipment and large volume automotive retailers. The anticipated decline in sales from the profitable carburetor product line over the longer term will impact future results. The Company intends to offset these impacts through acquisitions, development of niche product markets, new product development, improvements in its manufacturing processes and cost containment with a strong focus on capacity utilization. There is no assurance that the Company's efforts will be successful.

     The Company's three largest customers accounted for an aggregate of 88.1% of the Company's total sales through the third quarter of 2000. Given the Company's current financial condition and its manufacturing cost structure, the loss of a large customer would have a materially adverse impact on the Company's financial condition and results of operations.

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


                                  CHAMPION PARTS, INC.
                                  (Registrant)

     Date: November 15, 2000            By: /s/ Jerry A. Bragiel
                                            --------------------
                                        Jerry A. Bragiel
                                        President, Chief Executive Officer

                                        By: /s/ Richard W. Simmons
                                            ----------------------
                                        Richard W. Simmons
                                        Vice President Finance, CFO
                                        and Secretary