Form 10-K
period 2000-12-31
CHAMPION PARTS INC
filed 2001-04-02
CIK 19161

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 2000
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the transition period from        to
                         Commission File No. 1-7807

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

As of March 22, 2000, 3,655,266 Common Shares were outstanding and the aggregate market value of the Common Shares held by non-affiliates of the Registrant (based on the closing price as reported on the National Quotation Bureau Incorporated) was approximately $1,075,838. For information as to persons considered to be affiliates for purposes of this calculation, see "Item 5. Market for the Company's Common Shares and Related Shareholder Matters".

                              Champion Parts, Inc.
                                 FORM 10-K
                             Cross Reference Index

PART I                                                           Page

    Item 1.  Business ..........................................   3
    Item 2.  Properties ........................................   6
    Item 3.  Legal Proceedings .................................   7
    Item 4.  Submission of Matters to a Vote of Shareholders ...   9

PART II

    Item 5.  Market for Registrant's Common Stock ..............   10
    Item 6.  Selected Financial Data ...........................   11
    Item 7.  Management's Discussion and Analysis of Operations.   13
    Item 7a. Quantitative and Qualitative Disclosures
             of Market Risk ....................................   17
    Item 8.  Financial Statements and Supplementaru Data .......   18
    Item 9.  Changes in and Disagreements with Accountants on
             Accounting and Financial Matters ..................   18

PART III

    Item 10. Directors and Executive Officers of the Registrant..  19
    Item 11. Executive Compensation .............................  21
    Item 12. Security Ownership of Certain Beneficial
             Owners and Management ..............................  23
    Item 13. Certain Relationships and Related Transactions .....  24

PART IV

    Item 14. Exhibits, Financial Statement Schedules
             and Reports on FORM 8-K ............................  25

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

During the fiscal years ended December 31, 2000 and December 31, 1999 and December 27, 1998, the Company's sales of parts for automobiles (including light duty trucks) accounted for approximately 86% and 88%, and 82% respectively, of the Company's net sales; while sales of parts for heavy duty trucks and farm equipment accounted for approximately 14%, 12%, and 18%, respectively, of net sales.

MARKETING AND DISTRIBUTION

The Company's products are marketed throughout the continental United
States and in a limited manner in Canada. The Company sells carburetors, electrical and mechanical products to aftermarket retail chains that distribute products through their stores. In addition, the Company sells electrical, mechanical and constant velocity drive products to manufacturers of automobiles, trucks and farm equipment, which purchase the Company's products for resale through their dealers. The Company also sells carburetors, and constant velocity drive assemblies to automotive and marine warehouse distributors, which in turn sell to jobber stores and through them to service stations, automobile and marine repair shops and to individual motorists.

Of the Company's net sales in the year ended December 31, 2000, approximately 73% were to retailers; approximately 25% were to manufacturers of automobiles, trucks and farm equipment and heavy duty fleet specialists; and approximately 2% were to automotive warehouse distributors and other customers.

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

During the fiscal year ended December 31, 2000, the three largest customers of the Company accounted for approximately 88% of net sales (41% AutoZone; 32% Advance Auto Parts; 15% John Deere). No other customer accounted for more than 10% of net sales.

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

At December 31, 2000, two direct sales people and 10 sales agencies made sales calls.

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

BACKLOG

The Company did not have a significant order backlog at December 31, 2000.

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

EMPLOYEES

As of December 31, 2000, the Company employed approximately 422 persons, including 56 salaried employees at corporate headquarters and plant locations; and approximately 366 production, warehouse and maintenance employees.

The Collective Bargaining Agreement between the Company and the International Brotherhood of Electrical Workers at the Company's Pennsylvania facility was renewed, for a three year term in November 1999, effective as of September
1, 1999. The contract was settled with wage increases granted over the life of the agreement which comes up for renewal August 31, 2002.

Item 2.   Properties
          ----------
Corporate headquaters occupies office space at the Hope Division Facility, 2005 West Avenue B, Hope, Arkansas. This facility houses the Company's corporate office functions, including executive administration, finance, and data processing.

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
------
Distribution Center
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

The Company retained a qualified environmental consultant to prepare a site investigation plan. In June of 1992 PADEP approved the investigation plan. The plan which included extensive soil testing and groundwater monitoring was completed in 1995.

Cleanup commenced in 1995 at the Beech Creek plant. Cleanup activities consist of the venting of volatile organic gases from soil, and the pumping and treating of groundwater. While there are always uncertainties in predicting future cleanup costs, recent experience has shown that the maintenance and operation of the system has been approximately $20,000 per year.

In November 1998, the Company submitted a plan to PADEP to monitor groundwater and to stop operation of the remediation system under Pennsylvania's "Act Two". The plan was approved in late 1999. Work on the first phase of the plan was initiated in 2000 that is expected to allow partial shutdown of the ground water treatment in 2002. The Company's current consultant is unable to predict how long the remediation system will have to operate.

The Beech Creek matter is a subject of the insurance carrier litigation (see item 4 below).

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

The Company concluded a partial settlement with its insurance carriers regarding the Company's liability for cleanup of the Lawson Street Site. Under the terms of the settlement, the carriers paid $235,000 to the Company, and received a release from the Company for cleanup costs at the Lawson Site.

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

It is too early to determine what amount of the cleanup costs the Company may ultimately be liable for paying. Under the previous agreement for sharing the costs of the RI/FS, the Company's share was 1.25%.

The Puente Valley, California Superfund matter is a subjuct of the insurance carrier litigation (see item 4 below).

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

The Company has demanded defense and indemnity from its insurance carriers for any liability at the Spectron Site and one of the carriers has settled with the Company (see item 4.). The Company plans to vigorously pursue its claims against other insurance carriers, if necessary. Further, the Company believes that its former solvent supplier and waste solvent transporter is responsible for a share of any liability the Company incurs for the Site cleanup. The Company plans to pursue the transporter for the claim.

4. Litigating Against Insurance Carriers.
   --------------------------------------
The Company had filed a complaint in Illinois State Court, in DuPage County, against its insurance carriers for a declaration that the insurance carriers are liable for all of the Company's investigation and cleanup costs at the Beech Creek, City of Industry, Puente Valley site and Spectron site. The Company entered into a Partial Settlement Agreement, in 1995 and 1998, with certain primary insurance carriers, whereby those carriers paid the Company a significant percentage of its past defense and investigation costs at the Beech Creek, City of Industry, Spectron, and Puente Valley sites.

The Company concluded settlement in late 1998 with its insurance carriers regarding the Company's liability for cleanup of the Lawson street site. The Company dismissed the litigation, without prejudice with regard to the insurance carriers' liability for Puente Valley, or any other site, with the right to refile it at any time.

5. Asbestos Litigation.
   --------------------------------------------------
In 1999 and 2000, the Company was one of numerous defendants named in suits for personal injuries caused by exposure to products containing asbestos. The Company put its insurance carriers on notice and its attorneys have filed answers denying the allegations in the Complaints. Some of the Company's insurance carriers have agreed to defend the Company, under a reservation of rights.

While it is not possible to predict the course these cases may take in the future, the Company has been successfully dismissed from four of these cases in recent months.

Summary:

While the Company has established reserves of $690,000 for potential environmental liabilities that it believes to be adequate, there can be no assurance that the reserves will be adequate to cover actual costs incurred or that the Company will not incur additional environmental liabilities in the future.

Item 4.   Submission of Matters to a Vote of Shareholders
          -----------------------------------------------

          None

PART II


Item 5.   Market for the Company's Common Shares and Related
          Shareholder Matters
          --------------------------------------------------

The Company's Common Shares are traded over the counter on the NASD Electronic Bulletin Board under the symbol "CREB.OB". As of March 15, 2001, there were 648 holders of record of the Company's Common Shares. This number does not include beneficial owners of Common Shares whose shares are held in the name of banks, brokers, nominees or other fiduciaries.

The information appearing in the following table on the range of high and low trade prices for the Company's Common Shares was obtained from NASDAQ quotations provided in the OTC Market Report published by the National Quotation Bureau. Such high and low bids reflect interdealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

                           Year Ended             Year Ended
                        December 31, 2000      December 31, 1999
                          Low      High          Low      High
                          Bid      Bid           Bid      Bid
                         ------   ------        ------   ------
  1st Quarter             0.53     0.75          0.50     0.97
  2nd Quarter             0.78     1.00          0.63     0.97
  3rd Quarter             0.56     0.91          0.51     1.06
  4th Quarter             0.36     0.66          0.53     1.06


Under the Company's amended and restated credit agreement, the Company is not permitted to pay dividends. The Company did not pay any dividends in the years ended December 31, 2000 and December 31, 1999.

Only for purposes of the calculation of aggregate market value of the Common Shares held by non-affiliates of the Company as set forth on the cover page of this report, the Common Shares held by Dana Corporation, RGP Holding, Inc., the Company's Employee Stock Ownership Plan, and shares held by members of the families of the children of Elizabeth Gross, the mother of two of the Company's directors, were included in the shares held by affiliates. Certain of such persons and entities may not be affiliates.

Item 6.   Selected Financial Data
          -----------------------

                             (in thousands, except per share data)

                         2000       1999       1998       1997       1996
                       --------   --------   --------   --------   --------
Net Sales              $ 22,245   $ 28,567   $ 26,442   $ 24,165   $ 27,556
Costs and Expenses:
Oper. costs & other(net) 20,904     25,329     24,588     23,948     27,527
  (Gain) on disposal
     of assets (Note 1)     (26)        -0-      (277)        -0-        -0-
  (Gain) on sale of
     investment (Note 4)   (753)        -0-        -0-        -0-        -0-
  Interest - net            556        539        865        973      1,489
                       --------   --------   --------   --------   --------
Total Expenses           20,681     25,868     25,176     24,921     29,016
Income/(Loss)
 Before Inc. Taxes &
 Extraordinary Gain       1,564      1,699      1,266       (756)    (1,460)
Income Taxes                100         27         42         -0-         7
                       --------   --------   --------   --------   --------
Income/(Loss) Before
 Extraordinary Gain       1,464      1,672      1,224       (756)    (1,467)
Extraord. Gain (Note 2)      -0-        59        279        596         -0-
                       --------   --------   --------   --------   --------
Net Income/(Loss)      $  1,464   $  1,731      1,503   $   (160)  $ (1,467)
                       ========   ========   ========   ========   ========
Average Common Shares
 Outstanding and Common
 Share Equivalent
   Basic                  3,655      3,655      3,655      3,655      3,655

   Diluted                3,689      3,687      3,655      3,655      3,655

Basic Earnings per Common Share:

Net Income/(Loss)
 From Operations Before
 Extraordinary Gain Per
 Common Share          $   0.40   $   0.45   $   0.33   $  (0.21)  $  (0.40)
                       --------   --------   --------   --------   --------
Extraordinary Gain Per
 Common Share          $   0.00   $   0.02    $  0.08   $   0.16   $     -0-
                       --------   --------   --------   --------   --------
 Net Income/(Loss)
  Per Common Share:    $   0.40   $   0.47    $  0.41   $  (0.05)  $  (0.40)
                       --------   --------   --------   --------   --------

          -----------------------------------

                         2000       1999       1998       1997       1996
                       --------   --------   --------   --------   --------
Diluted Earnings per Common Share:

Net Income/(Loss)
 From Operations Before
 Extraordinary Gain Per
 Common Share          $   0.40   $   0.45    $  0.33   $  (0.21)  $  (0.40)
                       --------    -------   --------   --------   --------
Extraordinary Gain Per
 Common Share          $   0.00   $   0.02    $  0.08   $   0.16   $    -0-
                       --------    -------   --------   --------   --------
Net Income/(Loss) Per
 Common Share          $   0.40   $   0.47    $  0.41   $  (0.05)  $  (0.40)
                       --------    -------   --------   ---------  --------
At Year-End:
Total assets           $ 18,840   $ 19,575    $ 17,319   $ 17,276   $ 19,666
Long-Term Obligations  $  5,713   $  6,076    $  6,263   $  2,377   $     43
  (Note 4)

NOTES:

Note 1: Included in the 2000 disposal of assets is a $26,000 gain from the sale of tooling. In 1998, the Company recorded a $265,000 gain on the sale of the Ft. Worth Texas property. This gain is included in gain on disposal of assets.

Note 2: In 1999, an extraordinary gain of $59,000 was reported which resulted from a creditor debt restructuring settlement. An extraordinary gain was reported in 1998 which consisting of a $187,000 net gain from the forgiveness of prior loans and fees by lenders plus a $92,000 gain from creditor debt restructuring settlements. In 1997,the Company reached a composition agreement with approximately 90% of its unsecured creditors with past due balances of $3.4 million. As a result of this settlement, an extraordinary gain of $596,000 was reported in 1997.

Note 3: In 1997 and 1996 long-term obligations do not reflect amounts due on the bank credit agreement and other maturities because they were treated as short-term obligations. In August of 1998, the $1.3 million of the $1.5 million Industrial Revenue Bond, previously reported as a short-term obligation, was reclassified as long-term debt due to the bank refinancing (See Note 4, to the Consolidated Financial Statements).

Note 4: The Company realized a gain of $753,000 resulting from the sale of the Company's 50% interest in an automotive engine remanufacturer which had been accounted for using the equity method. The gain reflects net proceeds realized after legal, other fees and reversals of foreign translation adjustments, and the reserves that guaranteed the bank loans.

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations
          -------------------------------------------------
RESULTS OF OPERATIONS

2000 Compared to 1999

Net sales for the year 2000 were $22.3 million versus 1999 net sales of $28.6 million, reflecting an overall decrease of $6.3 million, or 22.1%. This decline in net sales is primarily attributed to substantially lower carburetor net sales. Carburetor sales in 1999 included unusually large new stocking orders for retail stores acquired by the Company's two large retail customers that were not repeated in 2000. Sales of other automotive products also declined, reflecting soft orders from an O.E.M. customer in electrical and water pump product lines. Sales of heavy-duty starters, alternators, generators and water pumps to agricultural equipment customers increased modestly over 1999, up 5.2%. Constant velocity assembly sales for 2000 were essentially level compared to 1999.

Total product and core returns, which are reflected in reductions to net sales, were 24.6% and 22.8% of gross sales in 2000 and 1999, respectively. Product returns did not drop in proportion to the gross sales decline accounting for the percentage point increase over 1999. The Company has a customer product return policy to control product and core returns. It has also established reserves against expected future declining core values. However, there can be no assurance that these reserves will be adequate.

The Company's primary product line is remanufactured carburetors, which accounted for 66% of 2000 net sales compared to 70% and 73%, in 1999 and 1998, respectively. The Company's main distribution channel is through two large retailers which accounted for 99% of the 2000 net carburetor sales compared to 99% of the 1999 and 94% of the 1998 net carburetor sales. The balance of the carburetor sales were to original equipment aftermarket customers and traditional warehouse distributors. The loss of a major retail customer would have a material adverse effect on the Company's financial condition and results of operations.

Since the mid-1980's carburetors have not been installed in new vehicles sold in the United States due to the increased use of fuel injection systems. However, the Company continues to sell replacement units for older vehicles, many of which use carburetors. Overall carburetor sales are declining in the U.S. market. The Company believes that the retail carburetor sales and the traditional warehouse/distributor sales will continue to decrease in the near future. Factors contributing to this trend include the overall decline in demand in the parts aftermarket, consolidation of traditional warehouse/ distributor channels, price competitiveness and traditional warehouse/ distributor's desire to limit their investment in the carburetor product line. The Company has introduced various marketing programs in recent years such as an overnight delivery program, to enhance sales to traditional distributors.

Cost of products sold were 83.6%, of net sales for 2000 as compared to 83.0%, for 1999. Although actual spending decreased, the significant decline in net sales negatively impacted relatively fixed manufacturing overhead spending.

Selling, distribution and administrative expenses were $2,391,000, or 10.7% of net sales for 2000, compared to $2,704,000, or 9.5% of net sales in 1999. The dollar decrease over 1999 reflects reduced distribution costs due to the lower sales volume, lower selling expenses and lower administrative spending at both operations combined with the reduction in Corporate overhead realized by moving the Corporate headquarters to the Hope facility.

Net non-operating income of $308,000 in 2000 was $761,000 greater than 1999 expenses of $453,000. Primarily accounting for this substantial increase versus 1999 was a net gain of $753,000 resulting from the sale of the Company's 50% interest in an automotive engine remanufacturer, which had been accounted for using the equity method. The gain reflects net proceeds realized after legal, other fees, and reversals of foreign translation adjustments and the reserves that guaranteed the bank loans.

The Company did not record a deferred tax asset on the 2000 and 1999 income amounts due to uncertainties over the realization of tax loss carry forwards.

The Company reported net income before extraordinary gains of $1,464,000 in 2000 versus $1,672,000 in 1999. The $208,000, or 12.4%, decline from
1999 principally reflects the $6.3 million decrease in net sales volume and resultant $896,000 drop in operating income for the reasons mentioned earlier. The net gain of $753,000 from the sale of the 50% owned Canadian subsidiary also offset part of the net income shortfall versus 1999.

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

The Company's primary product line is remanufactured carburetors, which accounted for 70% of 1999 net sales compared to 73% and 67%, in 1998 and 1997, respectively. The Company's main distribution channel is through two large retailers which accounted for 99% of 1999 net carburetor sales compared to 94% in 1998 and 84% in 1997. The balance of the carburetor sales were to O.E.M. aftermarket customers and traditional warehouse distributors.

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

Cost of products sold was 83% of net sales in 1999 and 84% in 1998. This decrease in resulted from cost reductions achieved in manufacturing overhead.

Selling, distribution and administration expenses in 1999 were $2.7 million, or 8%, higher than 1998 expenses of $2.5 million. The principal reason for the improvement was higher distribution spending and increased sales commissions as a result of the higher sales.

Net non-operating expenses of $453,000 in 1999 were $56,000, or 11%, lower than 1998 expenses of $509,000. Primarily accounting for this reduction is lower interest expense, which declined $326,000 in 1999 versus 1998. The decline in interest expense reflects a lower average borrowing level combined with lower interest and fees under the new loan facility, which was in effect for the entire year versus five months in 1998. There were no gains recorded from the sale of assets in 1999. In 1998 there was a gain of $277,000 which reflects the $265,000 gain on the disposal ofthe Ft. Worth Texas property.

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

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL

Net working capital at December 31, 2000 was a positive $2,669,000, compared to a positive $864,000 at the end of 1999. The $1.8 million increase in working capital over 1999 is principally a result of a $208,000 decrease in current assets from 1999 levels, combined with a decrease in current liabilities of $2.0 million. The reduction of current liabilities reflects decreases in accounts payable (down $661,000 due to lower spending) and accrued expenses (down $1.7 million principally due to accrual reductions for workers'compensation, subsidiary loan guarantees and sales deduction reserves).

Net trade accounts receivable at December 31, 2000 were $4,338,000, or $918,000 higher versus the year-end 1999 balance of $3,420,000.
The higher amount of net trade receivables reflects slower payments by a large customer. Miscellaneous receivables at December 31, 2000 were $1,053,000 versus $471,000 in 1999 with the increase due entirely to the $868,000 receivable resulting from the sale of the 50% owned Canadian subsidiary company.

Net inventories of $8,587,000 at December 31, 2000, were lower by $653,000 compared to year-end fiscal 1999 balance of $9,240,000. Reductions were achieved in the work-in-process and finished goods inventory categories which more than offset an increase in raw materials inventories reflecting higher parts and raw core inventories for the ramp-up of carburetor production at the Hope facility.

Accounts payables at December 31, 2000 of $6,433,000 were $661,000 lower than year-end 1999. The decrease primarily reflects lower payables for raw materials inventory purchases at December 31, 2000.

Accrued expenses at December 31, 2000 of $ 3.7 million were $1.7 million lower than year-end 1999 because of reductions of excess accruals relating to workers compensation reserves (reflecting favorable claims settlements), loan guarantee reserves(relating to sale of 50% owned subsidiary), and to sales deduction accruals which were predicated primarily on carburetor sales estimates which have declined substantially from 1999.

DEBT

The amount available under the Company's credit facility varies in relationship to collateral values, up to a maximum amount of $8.5 million including letter of credit accommodations of $2,200,000. At December 31, 2000 the balance outstanding on the Company's loan facility was $3,916,000 and letter of credit accommodations were $1,370,000. This compares to a loan balance at December 31, 1999 of $3,424,000 and accommodations of $1,993,000.

On February 8, 2001, the Company entered into a new credit facility with Congress Financial Corporation (Southern), a subsidiary of First Union Bank. Maximum credit available under the new facility is $14,000,000, including letter of credit accommodations of $1,750,000, and term loans totaling $2,913,000 on fixed assets and real properties. Interest rates on the new facility are for revolving debt, prime plus 3/4 %, for term debt, prime plus 1%, and for letters of credit 2% per annum on the daily outstanding balance.

In addition to the bank debt, the Company has $700,000 of Industrial Revenue Bonds (IRB's), that are due on December 1, 2001.

FUTURE OUTLOOK

The Company announced in March that it is considering the consolidation of its manufacturing facilities. While a final decision has not been made, management is evaluating alternatives and has solicited input from all employees. Regardless of the outcome, management will continue aggressive cost-cutting measures.

The Company has decided to close its distribution center in Fresno, California. The operation will be shut down effective March 30, 2001.

In addition to consolidating and improving existing operations, management is aggressively pursuing new products and markets that will replace declining sales of carburetors in traditional market segments. This includes internal product development as well as acquisition of new product line opportunities. The Company's new $14 million credit facility with Congress Financial will help to provide the capital to accommodate growth and acquisitions.

FACTORS WHICH MAY AFFECT FUTURE RESULTS

This annual report contains forward-looking statements that are subject to risks and uncertainties, including but not limited to the following:

The Company expects the existing over-capacity in the automotive aftermarket and consolidation within its distribution channels to cause continued selling price pressure for the foreseeable future. The present competitive environment is causing change in traditional aftermarket distribution channels resulting in volume retailers gaining additional market presence at the expense of traditional warehouse/distributors. In response, the Company has attempted to diversify its customer base and currently serves all major segments, including automotive warehouse distributors and jobbers, original equipment manufacturers of automotive equipment and large volume automotive retailers. The anticipated decline in carburetor product sales over the longer term will impact future results. The Company will seek to offset this impact through development of niche product markets, new product development, improvements in its manufacturing processes and cost containment with a strong focus on capacity utilization. There is no assurance that the Company's efforts will be successful.

The Company's six largest customers accounted for an aggregate of 98% of the Company's net sales in 2000 with the three largest customers aggregating 88% of the total. Given the Company's current financial condition and its manufacturing cost structure, a reduction in the level of sales or the loss of a large customer would have a materially adverse impact on the Company's financial condition and results of operations.

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

RECENT AACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards "SFAS" No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measures these instruments at fair market value. SFAS No. 133 has been amended by SFAS
No. 137 and No. 138, which delayed the effective date to periods beginning after June 15, 2000. The Company, to date, has not engaged in dollar derivative and hedging activities. Accordingly the adoption of the new standard on January 1, 2001 did not materially affect the Company's gross margins.

During 2000, the Emerging Issues Task Force (EITF) issued policy decision 00-10, "Accounting for Shipping and Handling Fees and Costs" requiring companies to record as revenue all amounts billed to customers for shipping and handling. The classification of related shipping and handling costs, while not permitted to be netted against revenues, is an accounting policy decision required to be disclosed. In accordance with EITF 00-10, shipping and handling costs incurred by the Company have always been included in cost of sales. This guidance did not have a material effect on the Company's gross margins.

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

                                                               Served as
                                                               Director
Name (Age)                Directors, Affiliation               Since
----------------------    -----------------------------------  ---------
John R. Gross (69)        Owner, Chaney Auto Parts,Inc.,         1966
                          Crest Hill, Illinois

Raymond Gross (62)     	  Vice President, Erecta Shelters,       1968
                          Inc., Ft. Smith, Arkansas

Gary S. Hopmayer (61)     Managing Director, Fox & Obel Food     1987
                          Market, Chicago, Illinois

Barry L. Katz (49)        President and General Counsel,         1993
                          Belmont Holdings Corp.

Edward R. Kipling (69)    Retired                                1987

Raymond G. Perelman (83)  Chairman of the Board and Chief        1988
                          Executive	Officer, RGP Holding, Inc.
                          and Belmont Holdings Corp.,
                          Wilmington, Delaware

Name (Age)                Officers of the Company
----------------------    -----------------------
Jerry A. Bragiel (49)     President and CEO of the Company

Richard W. Simmons (58)   Vice President Finance, CFO and
                          Secretary of the Company

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

Richard W. Simmons joined the Company in April 1996 as Division Controller of the Hope Facility. In August 1998, he was promoted to Corporate Controller and was elected Secretary of the Corporation in January 1999. In March of 2000, he was promoted to Vice President Finance and Chief Financial Officer of the Corporation. Mr. Simmons held the position of Vice President of Finance with the New West Group of Winsloew Furniture, Inc. prior to joining the Company. He has been the CFO of several corporations and has nine years experience in the remanufacturing industry.

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

Gary S. Hopmayer is founder and Managing Director of Fox & Obel Food Market, a privately owned specialty food market located in Chicago, Illinois. Prior to this position he was President of Original American Scones, Inc., a privately owned specialty baker, and he has also been President of Mega International, Inc. a manufacturer and distributor of automotive electrical parts.

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

(b)    Arrangements Concerning the Board of Directors

Directors received a fee of $10,000 for service as a director during the Company's fiscal year ended December 31, 2000. In addition, directors are reimbursed for their reasonable travel expenses incurred in attending meetings and in connection with Company business.

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


ITEM 11.   EXECUTIVE COMPENSATION
           ----------------------

(a)   Executive Officer Compensation and Arrangements

Executive Compensation:

The following table sets forth information with respect to all compensation paid to the Company's Chief Executive Officer. There were no other executives whose compensation exceeded $100,000 for services rendered in all capacities to the Company, during 2000.

                                                   Long Term Compensation
                         Annual Compensation            Awards Payout
                       -----------------------  -----------------------------
                                                 Rest-
                                       Other     ricted  Secur.         All
Name and                               Annual    Stock   Under.  LTIP   Other
Principal         Year  Salary   Bonus  Comp.(1) Awards Opt/SAR Payouts Comp.
Position           No.     $       $       $       $       #      $       $
----------------  ----  -------  ------  -----   -----  -------  -----  -----
Jerry A. Bragiel  2000  213,881       -0-   -0-     -0-      -0-    -0-    -0-
President and
Chief Executive   1999  206,410       -0-   -0-     -0-      -0-    -0-    -0-
Officer (Note 2)
                  1998  180,773   39,210    -0-     -0-      -0-    -0-    -0-

  (1)  The amounts are below threshold reporting requirements

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

The following table provides certain information with respect to the number and value of unexercised options outstanding as of December 31, 2000.
(No options were exercised by the named executive officer during 2000.)

Aggregated 2000 Option Exercises and December 31, 2000 Option Values:

                                                 Number of
                                                Securities       Value of
                                                Underlying      Unexercised
                       Shares                    Unexercised    In-the-Money
                      Acquired     Value          Options         Options
                     on Exercise  Realized      Exercisable/    Exercisable/
Name                     (#)        ($)        Unexercisable   Unexercisable
--------------------  --------  ----------   ----------------  -------------
Jerry A. Bragiel, CEO      -0-         -0-    100,000/25,000   $6,300/$1,600

Officer & Managers         -0-         -0-     12,800/51,200       $0/$0


Compensation Committee Interlocks and Insider Participation

Messrs. Perelman, Kipling and John R. Gross presently serve as members of the Compensation Committee. None of these members was an officer or employee of the Company, a former officer of the Company requiring disclosure under
Item 404 of SEC Regulation S-K during 2000.  See Item 13 "Certain
Relationships an Related Transactions" below for a discussion of a transaction involving a Director of the Company.


(b)   Director Compensation Arrangements
      ----------------------------------

Information regarding director compensation is set forth under Item 10(b) above.

Item 12:   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
           OWNERS AND MANAGEMENT
           ----------------------------------------

The following tabulation shows, as of December 31, 2000, (a) the name, address and Common Share ownership for each person known by the
Company to be the beneficial owner of more than five percent of the
Company's outstanding Common Shares,   (b) the Common Share ownership
of each director, (c) the Common Share ownership for each executive officer named in the compensation table, and (d) the Common Share ownership for all directors and executive officers as a group.

                              Number of Common
                              Shares Beneficially     Percent of Common
Beneficial Owner              Owned (Note 1)	        	Shares Outstanding
---------------------------   -------------------     ------------------
RGP Holding, Inc.
 Wilmington, Delaware          696,600 (2)             19.1% (2)

Dana Corporation
 100 Double Beach Road
 Branford, Connecticut         600,000 (3)             16.4% (3)

John R. Gross
 Director (6)                  115,212                  3.2%

Champion Parts, Inc.
Employee Stock Ownership Plan
 Hope, Arkansas                 40,381 (3)              1.1% (4)

Raymond F. Gross
 Director                       31,164                  *

Gary S. Hopmayer
 Director (3)                        -                  -

Barry L. Katz
 Director (2)                      250                  *

Edward R. Kipling
 Director (3)                    2,000                  *

Raymond G. Perelman,
 Director                      696,600 (2)             19.1% (2)

Jerry A. Bragiel
 President and CEO              13,984                  *

Richard W. Simmons               4,000                  *
 V.P. Finance, CFO & Sec.

All directors and executive
 officers as a group(5)        863,210                 23.6%

     * Not greater than 1%

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

(3)	All shares owned by Dana Corporation ("Dana") are subject to a Stock
Purchase Agreement dated March 18, 1987 between the Company and Echlin Inc. which was acquired by Dana in 1999. Under the Stock Purchase Agreement, Dana Corporation, may vote its shares at its discretion. During the fiscal year ended December 31, 19998, the Company did not purchase or sell any components used in the remanufacture of automotive parts to Dana.

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


Item 13.   Certain Relationships and Related Transactions
           ----------------------------------------------

In 2000, a Director of the Company was paid $18,000 for legal fees incurred by him and the Company for which the Company had a contractual reimbursement obligation. At December 31, 2000, an outstanding amount of $97,000 is still owed to the Director.

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

                           CHAMPION PARTS, INC.


Date: March 31, 2001                     By:  /s/ Richard W. Simmons
      --------------                     ---------------------------
                                         Richard W. Simmons
                                         Vice President Finance, CFO
                                         and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons have signed this report below on March 31, 2000.


By:   /s/ Jerry A. Bragiel               By:   /s/ Gary S. Hopmayer
---------------------------------        --------------------------
Jerry A. Bragiel, President & CEO        Gary S. Hopmayer, Director


By :   /s/ Raymond G. Perelman           By:   /s/ Edward R. Kipling
------------------------------           ---------------------------
Raymond G. Perelman, Director            Edward R. Kipling, Director


By :   /s/ Barry L. Katz                 By:   /s/ Raymond F. Gross
-----------------------------            -----------------------------
Barry L. Katz, Director                  Raymond F. Gross, Director


By:   /s/ John R. Gross
-----------------------------
John R. Gross, Director

                  CHAMPION PARTS, INC. AND SUBSIDIARIES


Consolidated Financial Statements and Financial Statement Schedule comprising
Item 8 and Items 14(a)(1) and (2) for the Years Ended December 31, 2000, December 31, 1999, and December 27, 1998 and Report of Independent Certified Public Accountants.

                  CHAMPION PARTS, INC. AND SUBSIDIARIES
                             TABLE OF CONTENTS



                                                                    Page

Report of Independent Certified Public Accountants                   29

Consolidated Financial Statements (Item 14(a)(1)):

The following consolidated financial statements of Champion Parts, Inc. and subsidiaries are included in Part II, Item 8:

Consolidated balance sheets - December 31, 1999 and
  December 27, 1998                                                30-31

Consolidated statements of operations - years ended
  December 31, 1999, December 27, 1998 and December 28, 1997       32-33

Consolidated statements of stockholders'
  equity/(deficit) - years ended
  December 31, 1999, December 27, 1998 and December 28, 1997          34

Consolidated statements of Comprehensive Income
  (Loss) - years ended
  December 31, 1999, December 27, 1998 and December 28, 1997          35

Consolidated statements of cash flows - years ended
  December 31, 1999, December 27, 1998 and December 28, 1997       36-37

Notes to consolidated financial statements                         38-54

Consolidated Financial Statement Schedule (Item 14(a)(2)):

Schedule II - Valuation and qualifying accounts                       55

Exhibit Index                                                      56-57

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

As described in Note 10, 88% of the Company's sales in the year ended December 31, 2000 are concentrated in three customers. A reduction in the level of sales to or the loss of one or more of these customers could have a material adverse effect on the Company's financial condition and results of operations.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Champion Parts, Inc. and Subsidiaries at December 31, 2000 and December 31, 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

Also, in our opinion the schedule presents fairly, in all material respects, the information set forth therein.


/s/ BDO Seidman, LLP


Chicago, Illinois
March 19, 2001

                   CHAMPION PARTS, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                      December 31, 2000    December 31, 1999
                                      -----------------    -----------------
ASSETS

CURRENT ASSETS:
Cash                                   $     691,000        $  1,330,000
Accounts receivable, less allowance
for uncollectible accounts of
$207,000 and $337,000 in 2000 and
1999, respectively                         4,338,000           3,891,000

Miscellaneous receivables                  1,053,000             471,000

Inventories                                8,587,000           9,240,000

Prepaid expenses and other assets            290,000             335,000

Deferred income tax asset                     42,000             413,000
                                          ----------          ----------
Total current assets                      15,001,000          15,209,000
                                          ----------          ----------
PROPERTY, PLANT AND EQUIPMENT:
Land                                         197,000             197,000
Buildings                                  7,837,000           7,834,000
Machinery and equipment                   12,995,000          13,042,000
                                          ----------          ----------
  Gross property, plant & equipment       21,029,000          21,073,000

Less:  Accumulated depreciation           17,190,000          16,726,000
                                          ----------          ----------
   Net property, plant & equipment         3,839,000           4,347,000
                                          ----------          ----------
OTHER ASSETS                                      -0-             19,000
                                          ----------          ----------
TOTAL ASSETS                            $ 18,840,000        $ 19,575,000
                                          ==========          ==========

The accompanying notes are an integral part of these statements.

                   CHAMPION PARTS, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

LIABILITIES AND
STOCKHOLDERS' EQUITY/(DEFICIT)
                                       December 31, 2000    December 31, 1999
                                       -----------------    -----------------
CURRENT LIABILITIES:
Accounts payable                        $  6,433,000         $  7,094,000
Accrued expenses:
 Salaries, wages and employee benefits       612,000              634,000
 Other accrued expenses                    3,699,000            5,418,000
 Taxes other than income                      95,000              106,000
Current maturities of long-term debt:
Current maturities - term notes              601,000              601,000
Current maturities - Vendor debt             192,000              192,000
Current maturities - IRB Loan                700,000              300,000
                                          ----------           ----------
Total current liabilities                 12,232,000           14,345,000
                                          ----------           ----------
DEFERRED INCOME TAXES                         42,000              351,000
                                          ----------           ----------
LONG-TERM DEBT:
Long-term notes payable - revolver         2,313,000            1,220,000
Long-term notes payable - term notes       1,003,000            1,603,000
Long-term notes payable - Vendors          2,398,000            2,553,000
Industrial Revenue Bond (IRB)                     -0-             700,000
                                          ----------           ----------
   Total long-term debt                    5,713,000            6,076,000
                                          ----------           ----------
STOCKHOLDERS' EQUITY (DEFICIT):

Preferred stock - No par value;
  authorized, 10,000,000 shares:
  issued and outstanding, none                    -0-                  -0-

Common stock - $.10 par value;
  authorized, 50,000,000 shares:
  issued and outstanding, 3,655,266          366,000              366,000
Additional paid-in capital                15,578,000           15,578,000
(Accumulated deficit)                    (15,191,000)         (16,655,000)
Accumulated other comp. income/(loss)             -0-            (486,000)
                                          ----------           ----------
   Total Stockholders' Equity/(Deficit)      753,000           (1,197,000)
                                          ----------           ----------
Total Liabilities and
  Stockholders' Equity/(Deficit)        $ 18,840,000         $ 19,575,000
                                          ==========           ==========

The accompanying notes are an integral part of these statements.

                 CHAMPION PARTS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF OPERATIONS YEARS ENDED

                               December 31,   	December 31,    December 27,
                                  2000            1999            1998
                               ------------    ------------    ------------
Net Sales                      $ 22,245,000    $ 28,567,000    $ 26,442,000

Costs and Expenses:
  Cost of products sold          18,598,000      23,711,000      22,192,000
   Selling, dist. and admin.      2,391,000       2,704,000       2,475,000
                                 ----------      ----------      ----------
Total costs and expenses       $ 20,989,000    $ 26,415,000    $ 24,667,000
                                 ----------      ----------      ----------
Operating income/(loss)           1,256,000       2,152,000       1,775,000
                                 ----------      ----------      ----------
Non-operating (income)/expense:
   (Gain) on disposal of assets     (26,000)             -0-       (277,000)
   (Gain) on sale of investment    (753,000)             -0-             -0-
   Interest expense                 556,000         539,000         865,000
   Other non-operating income       (85,000)        (86,000)        (79,000)
                                 ----------      ----------      ----------
Total non-operating expense        (308,000)        453,000         509,000

Income/(Loss) Before Income
  Taxes and Extraordinary Gain    1,564,000       1,699,000       1,266,000
Income Taxes                        100,000          27,000          42,000
                                 ----------      ----------      ----------
Income/(Loss)
Before Extraordinary Gain         1,464,000       1,672,000       1,224,000
Extraordinary Gain                       -0-         59,000         279,000
                                 ----------      ----------      ----------
Net Income/(Loss)               $ 1,464,000    $  1,731,000    $  1,503,000
                                 ----------      ----------      ----------

Weighted Average Common Shares
Outstanding at Year-end - Basic   3,655,266       3,655,266       3,655,266
                                 ----------      ----------      ----------
Earnings per Common Share - Basic:
----------------------------------
Income/(Loss) Before
  Extraordinary Gain
  Per Common Share                   $  0.40        $  0.45         $  0.33
                                      ------         ------          ------
Extraordinary Gain
 per Common Share                    $  0.00        $  0.02         $  0.08
                                      ------         ------          ------
Net Income/(Loss)
 per Common Share                    $  0.40        $  0.47         $  0.41
                                      ------         ------          ------

                              December 31,    December 31,    December 27,
                                 2000            1999            1998
                              ------------    ------------    ------------
Weighted Average Common Shares
Outstanding at Year-end -
                    Diluted      3,689,190       3,687,544       3,655,266
                                ----------      ----------      ----------
Earnings per Common Share - Diluted:
------------------------------------
Income/(Loss) Before
  Extraordinary Gain
  per Common Share                  $  0.40        $  0.45         $  0.33
                                     ------         ------          ------
Extraordinary Gain
  per Common Share                  $  0.00        $  0.02         $  0.08
                                     ------         ------          ------
Income/(Loss)
  per Common Share                  $  0.40        $  0.47         $  0.41
                                     ------         ------          ------

The accompanying notes are an integral part of these statements.

                   CHAMPION PARTS, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY/(DEFICIT)
                    THREE YEARS ENDED DECEMBER 31, 2000

                                                                  Accumulated
                                       Additional                    Other
                    Common Stock        Paid-in    (Accumulated  Comprehensive
                  Shares    Amount      Capital       Deficit)   Income/(Loss)
                ---------  ---------  -----------  -------------  ----------
BALANCE,
 Dec. 28, 1997  3,655,266  $ 366,000  $ 15,578,000  $(19,889,000)  $(628,000)

Net Loss                -          -             -     1,503,000           -
Foreign currency
 translation adj.       -          -             -             -     211,000
                ---------   --------   -----------   -----------   ---------
BALANCE,
 Dec. 27, 1998  3,655,266    366,000    15,578,000   (18,386,000) $ (417,000)

Net loss                -          -             -     1,731,000           -

Foreign currency
 translation adj.       -          -             -             -     (69,000)
                ---------   --------   -----------   -----------   ---------
BALANCE,
 Dec. 31, 1999  3,655,266    366,000    15,578,000   (16,655,000)   (486,000)

Net Income              -          -             -     1,464,000           -

Foreign currency
 translation adj.       -          -             -             -     486,000
                ---------   --------   -----------   -----------   ---------
BALANCE,
 Dec. 31, 2000  3,655,266  $ 366,000  $ 15,578,000  $(15,191,000) $       -0-
                =========   ========   ===========   ===========   =========

The accompanying notes are an integral part of these statements.

                   CHAMPION PARTS, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                    THREE YEARS ENDED DECEMBER 31, 2000

                                             Years Ended
                             ------------------------------------------
                              December 31,  December 31,   December 27,
                                 2000           1999           1998
                             ------------   ------------   ------------
Net Income/(loss)            $ 1,464,000    $ 1,731,000    $ 1,503,000
Other comprehensive
 income (loss):
  Foreign currency
   translation adj.              486,000        (69,000)       211,000
                               ---------      ---------      ---------
Comprehensive income (loss)  $ 1,950,000    $ 1,662,000    $ 1,714,000
                               =========      =========      =========


Components of accumulated other comprehensive income (loss), included in the Company's consolidated balance sheet, consist of the foreign currency translation adjustment.


The accompanying notes are an integral part of these statements

                  CHAMPION PARTS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CASH FLOWS - YEARS ENDED

                              December 31,   December 31,   December 27,
                                  2000           1999           1998
                              ------------   ------------   ------------
CASH FLOWS FROM
 OPERATING ACTIVITIES:
----------------------
Net Income/(Loss)             $ 1,464,000    $  1,731,000   $  1,503,000
Adj. to reconcile net
 income/(loss) to net cash
 provided by operations:
   Extraordinary Gain                   -0-       (59,000)      (279,000)
   Deferred income taxes            62,000             -0-            -0-
   Depr. and amort.                530,000        621,000        711,000
   Prov. for inv. write-off        146,000        239,000        495,000
   Gain on disposal of assets      (26,000)            -0-      (277,000)
   Gain on sale of investment     (753,000)            -0-            -0-
Changes in assets and liab.:
   Accounts receivable trade      (918,000)       810,000       (204,000)
   Accounts receivable misc.       286,000       (295,000)       271,000
   Inventories                     507,000     (3,065,000)      (717,000)
   Accounts payable               (929,000)     1,704,000         68,000
   Accrued expenses and other   (1,115,000)      (467,000)       321,000
                                ----------     ----------     ----------
     Net cash provided by
       operating activities       (746,000)     1,514,000      1,621,000
                                ----------     ----------     ----------
CASH FLOW FROM
 INVESTING ACTIVITIES:
----------------------
   Capital expenditures            (18,000)      (335,000)       (74,000)
   Proceeds from sale of
   property, plant and equip.       41,000             -0-       328,000
                                ----------     ----------     ----------
NET CASH PROVIDED BY (USED IN)
 BY INVESTING ACTIVITIES            23,000       (335,000)       254,000
                                ----------     ----------     ----------
CASH FLOWS FROM
 FINANCING ACTIVITIES:
----------------------
   Net (payments) under 1997
    line of credit agreement           -0-            -0-    (4,967,000)
   Net borrowings under
    revolving loan agreement    1,093,000        522,000        699,000
   Borrowings under term notes   (601,000)      (601,000)     3,005,000
   Principal payments on L.T.
    vendor debt obligations      (455,000)      (485,000)      (527,000)
                               ----------     ----------     ----------
NET CASH (USED IN) FINANCING
 ACTIVITIES                        37,000       (564,000)    (1,790,000)

                  CHAMPION PARTS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CASH FLOWS - YEARS ENDED

                              December 31,  December 31,   December 27,
                                 2000          1999           1998
EFFECTS OF EXCHANGE RATE
 CHANGES ON CASH              $    47,000    $   (69,000)   $   211,000
                               ----------     ----------     ----------
NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS       (639,000)       546,000        296,000
CASH AND CASH EQUIVALENTS
  Beginning of year             1,330,000        784,000        488,000
                               ----------     ----------     ----------
CASH AND CASH EQUIVALENTS
  End of year                 $   691,000    $ 1,330,000    $   784,000
                               ==========     ==========     ==========

The accompanying notes are an integral part of these statements.

CHAMPION PARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, DECEMBER 31, 1999
AND DECEMBER 27, 1998

Note 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR

In 2000 and 1999, the Company operated on a calendar year-end, in prior years the Company operated on a 52-week fiscal calendar.

CONSOLIDATION POLICY

The consolidated financial statements include the accounts of Champion Parts, Inc. and its subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

ACCOUNTS RECEIVABLE

From time to time the Company's customers may be in a net credit balance position due to the timing of sales and core returns. At December 31, 2000 and December 31, 1999 customers in a net credit balance position totaled approximately $3,700,000 and $3,600,000, respectively, and are reported as a component of accounts payables. Merchandise purchases are normally used to offset net credit balances.

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

DEFERRED CHARGES

Costs of issueing long-term debt are deferred and amortized over the terms of the related issues.

BUSINESS SEGMENTS

The Comapany remanufactures and distributes replacement fuel systems components, constant velocity joiiint assemblies, and other electrical and mechanical replacement parts principally for the passenger car, agricultural and heavy duty aftermarket industry in the United States and Canada.
See Note 15 for further discussion of business segments.

REVENUE RECOGNITION

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

Credits for cores are allowed only against purchases of similar remanufactured products. Total available credits are further limited by the dollar volume of purchases. Product and core returns, reflected as reductions in net sales, were $13,600,000 (2000), $16,500,000 (1999) and $16,000,000 (1998).

TRANSLATION OF FOREIGN CURRENCIES

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

NET INCOME PER COMMON SHARE

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

For 1998 in the Consolidated Statements of Operations, the effect of including stock options and warrants would have been antidilutive. Accordingly, basic and diluted EPS for 1998 are equivalent.

                                        1999         1998         1997
                                      ---------    ---------    ---------
Average Common Shares Outstanding     3,655,266    3,655,266    3,655,266
Dilutive Effect of:
  Stock Options                          33,924       32,278           -0-
                                      ---------    ---------    ---------
Dilutive Common Shares Outstanding    3,689,190    3,687,544    3,655,266
                                      =========    =========    =========

ESTIMATES

The accompanying financial statements include estimated amounts and disclosures based on management's assumptions about future events. Actual results may differ from these estimates.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair market value. SFAS No. 133 has been amended by SFAS No. 137, which delayed the effective date to periods beginning after June 15, 2000. The Company, to date, has not engaged in dollar derivative and hedging activities. Accordingly the adoption of the new standard on January 1, 2001 did not materially affect the Company's gross margins.

During 2000, the Emerging Issues Task Force (EITF) issued policy decision 00-10, "Accounting for Shipping and Handling Fees and Costs" requiring companies to record as revenue all amounts billed to customers for shipping and handling. The classification of related shipping and handling costs, while not permitted to be netted against revenues, is an accounting policy decision required to be disclosed. In accordance with EITF 00-10, shipping and handling costs incurred by the Company have always been included in cost of sales. Therefore, this guidance did not have a material effect on the Company's gross margins.


RECLASSIFICATIONS

Certain items in the prior year financial statements have been reclassified to conform with the current year presentation.


Note 2.   EXTRAORDINARY GAIN

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

Note 3.   INVENTORIES

Inventories consist of the following:

                             December 31,     December 31,
                                 2000	            1999
                             ------------     ------------
Raw cores, net               $  2,596,000    $  1,207,000
Parts, net                      1,374,000       1,923,000
                                ---------       ---------
Raw materials, net              3,970,000       3,130,000

Work-in-process, net            2,746,000       3,536,000
Finished goods, net             1,871,000       2,574,000
                                ---------       ---------
   Total Inventories, net    $  8,587,000    $  9,240,000
                                =========       =========

Included in inventories were gross cores of $5,375,000 (2000) and $3,746,000 (1999).

Note 4.   DEBT

                                                 December 31,    December 31,
Debt consists of the following:                     2000            1999
-----------------------------------------       ------------   -------------
Long-term revolving credit at prime
 (9.50% at December 31, 2000) plus 1-3/4%
 Secured by receivables, inventory,
 and certain other fixed assets                 $   2,313,000   $   1,220,000

$2,170,000 term note secured by property
 Monthly principal payments of $36,167 with
 entire unpaid balance (approximately $471,000)
 due August 2002.  Monthly interest is due at
 prime plus 1-3/4% on unpaid principal balance      1,158,000       1,591,000

$835,000 term note secured by certain machinery
 and equipment.  Monthly principal payments of
 $13,912 with entire unpaid balance (approx.
 $181,000) due August 2002.  Monthly interest is
 due at prime plus 1-3/4% on unpaid principal bal.    445,000         613,000

Obligations under Industrial Revenue Bonds,
 at approximately 60% of prime rate, due in
 2001, varying annual sinking fund payments
 commencing in 1998                                   700,000       1,000,000

Promissory notes payable, non-interest bearing,
 Payable in 24 equal payments quarterly
 at various dates through 2005                        686,000         841,000

Earnout notes payable, non-interest bearing,
 Contingent to the availability of defined
 Free cash flow, payable up to $500,000
 Annually in years 2005-2009 (See Note 2)            1,904,000      1,904,000
                                                     ---------      ---------
Total debt                                           7,206,000      7,169,000
                                                     ---------      ---------
   Less portion due within one year                  1,493,000      1,093,000
                                                     ---------      ---------
Total long-term debt                              $  5,713,000   $  6,076,000
                                                     =========      =========

Long-term debt maturities under the loan facility in place at December 31, 2000 (including obligations under capital leases) are $1,493,000 (2001), $3,506,000 (2002), $192,000 (2003), $111,000 (2004), $476,000 (2005)
and $1,428,000 (after 2005).

In 1998, the Company entered into an agreement with Bank of America Commerical Credit Corporation, formerly NationsCredit Corporation, for a four-year credit facility, consisting of a revolver and two term loans, to replace its bank financing. In connection with this agreement, the Company granted Bank of America security interests in its property, equipment, inventory and receivables. Interest on amounts outstanding under this facility is payable at 1-3/4% above the prime rate plus commitment fees. This compares to 3-1/2% over prime that the Company was paying under its prior bank financing. The amount available under the new credit facility varies in relationship to collateral values, up to a maximum amount of $8.5 million including letter of credit accommodations of $2,200,000.
At December 31, 2000 the balance outstanding on the facility was $3,916,000 and letter of credit accommodations of $1,370,000.

On February 8, 2001, the Company entered into a new credit facility with Congress Financial Corporation (Southern), a subsidiary of First Union Bank. Maximum credit available under the new facility is $14,000,000 with letter of credit accommodations of $1,750,000, and term loans totaling $2,913,000 on fixed assets and real properties. Interest rates on the new facility are for revolving debt, prime plus 3/4%, for term debt, prime plus 1%, and for letters of credit, 2% per annum on the daily outstanding balance.

The carrying amount of long-term debt (excluding the restructured vendor debt) approximates fair market value because the interest rates on substantially all the debt fluctuate based on changes in market rates.

Note 5.   INCOME TAXES

The Company uses an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

The income tax provision consists of the following:

CURRENT                           2000           1999           1998
                              ------------   ------------   ------------
  Federal                       $       -0-    $   29,000     $   41,000
  Foreign                               -0-            -0-            -0-
  State and local                   38,000         31,000          1,000
                                  --------       --------       --------
    Total current               $   38,000     $   60,000     $   42,000
                                  --------       --------       --------
DEFERRED
  Federal                       $       -0-    $  (29,000)    $       -0-
  Foreign                           62,000             -0-            -0-
  State and local                       -0-        (4,000)            -0-
                                  --------       --------       --------
    Total deferred                  62,000        (33,000)            -0-
                                  --------       --------       --------
Total liability                 $  100,000     $   27,000     $   42,000
                                  ========       ========       ========

The Company has provided a valuation reserve to write-down deferred tax assets due to uncertainty of its ability to utilize them in future periods.

At December 31, 2000 the Company had federal, state and foreign net operating loss carry forwards of $10,515,000, $7,021,000 and $840,000, respectively. Federal loss carry forwards begin to expire in 2010. The Company also had $503,000 of tax credits.

The effective tax rate differs from the U.S. statutory federal income tax rate of 34% as described below:

                                2000           1999           1998
                            ------------   ------------   ------------
Income tax at
 statutory rate              $  532,000     $  600,000     $  525,000
Changes in Valuation
 allowance                     (519,000)      (635,000)      (537,000)
State income taxes
 net of federal income tax       27,000         62,000         54,000

Foreign taxes                    60,000             -0-            -0-
                               --------       --------       --------
   Totals                    $  100,000      $  27,000     $   42,000
                                =======       ========       ========

Deferred tax assets and liabilities are comprised of the following at December 31, 2000 and December 31, 1999:

                                   2000                      1999
                            Assets     Liabilities    Assets     Liabilities
                          ----------   -----------  ----------   -----------
Inventory reserves        $2,236,000                  2,031,000
Accrued vacation             207,000                    223,000
Fringe benefits	             959,000                  1,129,000
Depreciation                  37,000                                  81,000
Bad debts                    100,000                    152,000
Write-off of
 foreign subsidiary               -0-                   520,000
Miscellaneous Reserves       145,000                    228,000
Environmental                234,000                    258,000
Net operating loss carry
   forward                 4,432,000                  4,582,000
Tax credit carry forward     503,000                    478,000
Other                        158,000        42,000      300,000      270,000
Valuation allowance       (8,969,000)                (9,488,000)
                          ----------    ----------   ----------    ---------
   Totals                 $   42,000    $   42,000   $  413,000   $  351,000
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

Options shall be granted at the fair market value of the Company's Common Stock at the date of grant. No option may be exercised until six months after the grant date or after 10 years after the grant date. The options vest ratably over a period not to exceed five years. There are no options outstanding under the Plan at December 31, 2000.

Effective January 1, 1996, the Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". If the alternative accounting-related provisions of SFAS No. 123 had been adopted as of the beginning of 1995, the effect on 2000, 1999 and 1998 income before taxes and net income would have been immaterial.

Information with respect to stock options outstanding are as follows:

                                        2000        1999         1998
                                      --------    --------    ---------
Outstanding:                           189,000     189,000     125,000
                                       =======     =======     =======
At year-end:
  Shares Underlying Options            189,000     189,000     125,000
  Average Option Price                 $0.5433     $0.5433     $ .4375

Exercisable:                           112,800      75,000      50,000
  Available for Grant                       -0-         -0-         -0-

On August 13,1999 (the "Grant Date"), the Company granted its Chief Financial Officer and other key management non-qualifying options to purchase 64,000 Common Shares at a price of $.75 per share. The options vest ratably at the rate of 20% of the shares granted per year and will expire in ten years from the Grant Date, subject to the continuation of their employment. As of December 31, 2000, 12,800 shares (20%) of these options were exercisable.

On March 28, 1997 (the "Grant Date"), the Company granted its President and Chief Executive Officer and option to purchase 100,000 Commons Shares at a price of $.4375 per share under the 1995 Stock Option Plan. The options vest ratably at the rate of 25,000 shares per year and will expire in ten years from the Grant Date, subject to earlier termination of his employment. As of December 31,2000 he had not exercised any of these options. An additional 25,000 non-qualifying options were granted to the President and will be available for exercise in the fifth year.

Note 7.   EMPLOYEE SAVINGS PLANS

Salaried employees with one year of service are eligible to participate in a 401(k) plan ("Thrift Program"). Under this program, contributions are 100% vested.

Note 8.   EMPLOYEE RETIREMENT PLANS

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

The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets over the two-year period ending December 31, 2000, and a statement of the funded status as of December 31 of both years:

                                                   Pension Benefits
                                         December 31, 2000  December 31, 1999
                                         -----------------  -----------------
Reconciliation of benefit obligation:
Obligation at January 1                     $ 7,206,000        $ 8,291,000
  Service Cost                                  122,000            145,000
  Interest Cost                                 548,000            537,000
  Actuarial (gain) loss                         265,000         (1,388,000)
  Benefit payments                             (375,000)          (379,000)
                                             ----------         ----------
Obligation at December 31                   $ 7,766,000        $ 7,206,000
                                             ==========         ==========
Reconciliation of fair value of plan assets:
Fair value of plan assets at January 1      $ 7,318,000        $ 7,451,000
  Actual return on plan assets                  297,000            246,000
  Employer contributions                         43,000                 -0-
  Benefit payments                             (375,000)          (379,000)
                                             ----------         ----------
Fair value of plan assets at December 31    $ 7,283,000        $ 7,318,000
                                             ==========         ==========

                                                  PENSION BENEFITS
                                   December 31, 2000       December 31, 1999
                                   -----------------       -----------------

Funded status:
   Funded status at December 31              $ (483,000)        $  112,000
   Unrecognized transition
    (asset) obligation                            9,000              7,000
   Unrecognized prior service costs              60,000             66,000
   Unrecognized (gain) loss                    (827,000)        (1,494,000)
                                             ----------         ----------
Net amount recognized                       $(1,241,000)       $(1,309,000)
                                             ==========         ==========

The plan's accumulated benefit obligation was $7,766,000 at December 31,2000, and $7,964,000 at December 31,1999.

The following table provides the components of net periodic benefit cost for the plans for fiscal years 2000 and 1999:

                                                   Pension Benefits
                                         December 31, 2000  December 31, 1999
                                         -----------------  -----------------
Service cost                                 $  122,000         $  145,000
Interest cost                                   548,000            537,000
Expected return on plan assets                 (612,000)          (624,000)
Amortization of transition
  (asset) obligation                             (2,000)            (2,000)
Amortization of prior-service cost                6,000              6,000
Amortization of net (gain) loss                 (86,000)           (45,000)
                                              ---------          ---------
Net periodic benefit cost                    $   24,000         $   17,000
                                              ---------          ---------

The prior-service costs are amortized on a straight-line basis over the average remaining service period of active participants. Gains and losses in excess of 10% of the greater of the benefit obligation and the market-related value of assets are amortized over the average remaining service period of active participants.

The assumptions used in the measurement of the company's benefit obligation are shown in the following table:


                                                   Pension Benefits
                                         December 31, 2000  December 31, 1999
                                         -----------------  -----------------
Weighted-average assumptions
  as of December 31:
 Discount Rate                                  7.50%            7.75%

 Expected return on plan assets                 8.50%            8.50%

 Rate of compensation increase                   N/A              N/A

Note 9.   LEASES

The Company leases certain plants and offices, and computer equipment. Certain of the real estate leases, constituting non-financing leases, have provisions for renewal. These lease renewals are primarily for five years. Obligations under capital leases are included as a part of long-term debt.

Total rental expense charged to operations was $49,000 (2000), $127,000
(1999), and $159,000 (1998).

Minimum commitments under all noncancelable operating leases at December 31, 2000 for the following five years are as follows:

                               Year        Amount
                              -----      ---------
                               2001       $ 26,000
                               2002          3,000
                               2003             -0-
                               2004             -0-
                               2005             -0-
                                           -------
                            Totals        $ 29,000
                                           =======



Note 10.   SALES TO MAJOR CUSTOMERS

In 2000, sales to the Company's three largest customers were approximately
41%, 32%, and 15% of net sales. In 1999, sales to the Company's three largest customers were approximately 50%, 25%, and 13% of net sales. At December 31, 2000 accounts receivable balances of the Company's three largest customers were approximately 44%, 36% and 14% of total gross receivables. At
December 27, 1998 accounts receivable balances of the Company's three largest customers were approximately 34%, 32%, and 18% of total gross receivables.

The Company's primary product line is remanufactured carburetors, which accounted for 66% of 2000 net sales compared to 70% in 1999. The Company's main distribution channel is through two large retailers which accounted for 99% of net carburetor sales in 2000 and 1999. The balance of the carburetor sales was to original equipment aftermarket customers and traditional warehouse distributors.

A reduction in the level of sales to or the loss of one of the Company's largest customers could have a material adverse effect on the Company's financial condition and results of operations.









Note 11.    COMMITMENTS AND CONTINGENCIES

A.   ENVIRONMENTAL MATTERS

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

The Company has $690,000 in reserves for anticipated future costs of pending environmental matters at December 31, 2000. Such costs include the Company's estimated allocated share of remedial investigation/feasibility studies and clean up and disposal costs. The Company's ultimate costs are subject to further development of existing studies and possible readjustment of the Company's pro rata share of total costs.

B.   OTHER

The Company is involved in litigation in the normal course of its business.
Management intends to vigorously defend these cases. In the opinion of Management, the litigation now pending will not have a material adverse effect on the consolidated financial position of the Company.























Note 12.   INVESTMENTS

In 2000, the Company disposed of its 50% equity investment in a foreign joint venture. The Company's wholly owned foreign subsidiary was a joint and several guarantor of Canadian bank debt with its partner in the 50% owned Canadian venture. In 1992, the Company wrote off its investment in the venture and provided a reserve for a contingent liability to exit this venture. The Company accounted for this venture using the equity method.
Given the venture's current financial situation and the pending guarantees from the subsidiary Company, the Company since 1992 has recorded its investment at an estimated net realizable value of $115,000.

As a result of the sale, the Company realized a gain of $753,000 after legal, other fees, and reversals of foreign translation adjustments and the reserves that guaranteed the bank loans.


Note 13.   OTHER ACCRUED EXPENSES

Other accrued expenses consist of the following:


                              December 31, 2000    December 31, 1999
                              -----------------    -----------------
Interest                         $    72,000          $   120,000
Workers' compensation              1,120,000            1,563,000
Pension (See Note 8)               1,241,000            1,309,000
Utilities                             11,000               34,000
Rebates                               52,000              160,000
Environmental costs                  690,000              759,000
Joint venture loan reserve
 (see note 12)                            -0-             802,000
Returned goods credit reserve        357,000              416,000
Other items                          156,000              255,000
                                  ----------           ----------
Total other accrued expenses     $ 3,699,000          $ 5,418,000
                                  ==========           ==========

Notes 14.   SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the year for interest and income taxes was as follows:

                                2000          1999           1998
                             ----------    -----------    -----------
Interest                     $  552,000        562,000    $   865,000
Income taxes                    110,000        109,000          7,000

Supplemental Schedule of Noncash Investing and Financing Activities:

In 2000, 1999, and 1998, as a result of the vendor composition agreement, approximately $ -0-, $550,000, and $250,000 of trade payables were restructured into long-term notes payable, respectively. The extinguishment of the vendor debt resulted in an additional $ -0-, $59,000 and $92,000 of trade payables being forgiven, thus, resulting in an extraordinary gains in 1999 and 1998, respectively.

On December 29, 2000, the Company sold its 50% investment in a foreign joint venture and was released from a loan guarantee. The Company wrote off its net basis of this investment, totaling $115,000, which was classified as $25,000 in other assets, ($268,000) in accounts payable, $617,000 in accrued liabilities, and ($439,000) in equity as foreign currency translation adjustment, in exchange for a note receivable of approximately $868,000 resulting in a net gain of $753,000.

Note 15.   BUSINESS SEGMENTS

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." Following the provisions of SFAS No. 131, the Company is reporting two operating business segments in the same format as reviewed by the Company's senior management. Segment one, Fuel Systems & C.V. Assemblies, remanufactures and sells replacement fuel system components (carburetors and diesel fuel injection components) and constant velocity drive assemblies for substantially all makes and models of domestic and foreign automobiles and trucks. Segment two, Electrical & Mechanical Products, remanufactures and sells replacement electrical and mechanical products for passenger car, agricultural and heavy-duty truck original equipment applications. Management uses net income as the measure of profit or loss by business segment. Accounting policies of the operating segments are the same as described in the "Summary of Significant Accounting Policies" (see Note 1, page 39). Segment assets include amounts specifically identified with each operation. Corporate assets consist primarily of property and equipment.

Business segment information is as follows:

                                      2000           1999           1998
                                  ------------   ------------   ------------
Revenues:
Fuel Systems & C.V. Assemblies    $ 15,793,000   $ 21,421,000   $ 20,311,000
Electrical & Mechanical Products     6,452,000      7,146,000      6,131,000
                                   -----------    -----------    -----------
     Total Revenues               $ 22,245,000   $ 28,567,000   $ 26,442,000
                                   ===========    ===========    ===========
Depreciation & Amortization Expense:
Fuel Systems & C.V. Assemblies    $    194,000   $    215,000   $    259,000
Electrical & Mechanical Products       270,000        329,000        374,000
Corporate                               66,000         77,000         78,000
                                   -----------    -----------    -----------
     Total Depr. & Amort.         $    530,000   $    621,000   $    711,000
                                   ===========    ===========    ===========
Interest Expense (net):
Fuel Systems & C.V. Assemblies    $    340,000   $    284,000   $    381,000
Electrical & Mechanical Products       201,000        240,000        460,000
Corporate                               15,000         15,000         24,000
                                   -----------    -----------    -----------
     Total Interest Expense (net) $    556,000   $    539,000   $    865,000
                                   ===========    ===========    ===========
Net Income/(Loss):
Fuel Systems & C.V. Assemblies    $  2,942,000   $  3,427,000   $  3,594,000
Electrical & Mechanical Products      (684,000)      (350,000)      (957,000)
Corporate                             (794,000)    (1,405,000)    (1,413,000)
                                   -----------    -----------    -----------
     Sub-Total Income/(Loss)         1,464,000      1,672,000      1,224,000
Extraordinary Gains                         -0-        59,000        279,000
                                   -----------    -----------    -----------
     Total Income/(Loss)          $  1,464,000   $  1,731,000   $  1,503,000

                                     1999           1998           1997
                                 -------------  -------------  -------------
Capital Additions:
Fuel Systems & C.V. Assemblies    $      1,000   $     57,000   $     15,000
Electrical & Mechanical Products        16,000         84,000         28,000
Corporate                                1,000        194,000         31,000
                                   -----------    -----------    -----------
     Total capital additions      $     18,000   $    335,000   $     74,000
                                   ===========    ===========    ===========
Total Assets:
Fuel Systems & C.V. Assemblies    $  8,761,000   $  8,536,000   $  7,535,000
Electrical & Mechanical Products     7,775,000      8,807,000      8,138,000
Corporate                            2,304,000      2,232,000      1,646,000
                                   -----------    -----------    -----------
     Total assets                 $ 18,840,000   $ 19,575,000   $ 17,319,000
                                   ===========    ===========    ===========

Note 16.    SELECTED QUARTERLY FINANCIAL DATA
            (Unaudited)

(In Thousands, except per share data)

                   Net      Operating   Net Earnings     Extra       Net
                  Sales      Income     B/F Ext.Ord.    Ordinary   Earnings
Quarters:       --------     -------    ------------    --------   --------
   First        $  7,454     $   763      $   602       $    -0-    $   602
   Second          5,566         257          129            -0-        129
   Third           4,597         157           14            -0-         14
   Fourth          4,628          79          719            -0-        719
                 -------      ------       ------        -------     ------
 Total 2000     $ 22,245     $ 1,256      $ 1,464       $    -0-    $ 1,464
                 =======      ======       ======        =======     ======

Quarters:
   First        $  7,005     $   420      $   267       $    -0-    $   267
   Second          8,837         792          670             59        729
   Third           5,895         149            8            -0-          8
   Fourth          6,830         791          727            -0-        727
                 -------      ------       ------        -------     ------
 Total 1999     $ 28,567     $ 2,152      $ 1,672       $     59    $ 1,731
                 =======      ======       ======        =======     ======

                     Basic Per Share                 Diluted Per Share
           Net Earn.     Extra      Net      Net Earn.      Extra      Net
          B/F Ext.Ord.  Ordinary  Earnings  B/F Ext.Ord.  Ordinary  Earnings
Quarters: ------------  --------  --------  ------------  --------  ---------
   First      $ 0.16    $ 0.00    $ 0.16        $ 0.16    $ 0.00    $ 0.16
   Second       0.04      0.00      0.04          0.04      0.00      0.04
   Third        0.00      0.00      0.00          0.00      0.00      0.00
   Fourth       0.20      0.00      0.20          0.20      0.00      0.20
              ------    ------    ------        ------    ------    ------
 Total 2000   $ 0.40    $ 0.00    $ 0.40        $ 0.40    $ 0.00    $ 0.40
              ======    ======    ======        ======    ======    ======
Quarters:
   First      $ 0.07    $ 0.00    $ 0.07        $ 0.07    $ 0.00    $0.07
   Second       0.18      0.02      0.20          0.18      0.02     0.20
   Third        0.00      0.00      0.00          0.00      0.00     0.00
   Fourth       0.20      0.00      0.20          0.20      0.00     0.20
              ------    ------    ------        ------    ------   ------
 Total 1999   $ 0.45    $ 0.02    $ 0.47        $ 0.45    $ 0.02   $ 0.47
              ======    ======    ======        ======    ======   ======

CHAMPION PARTS, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                  Additions to/
                     Balance at      Charged      (Deductions)    Balance
                     Beginning         to            From          at End
                     of Period      Operations      Reserves      of Period
                    ------------   ------------   ------------   ------------
ALLOWANCE FOR
UNCOLLECTIBLE
ACCOUNTS:

Year Ended
December 27, 1998   $   448,000    $        -0-   $  (109,000)   $   339,000
                     ----------     ----------     ----------     ----------
Year Ended
December 31, 1999       339,000    $        -0-   $    (2,000)   $   337,000
                     ----------     ----------     ----------     ----------
Year Ended
December 31, 2000   $   337,000    $   224,000    $  (354,000)   $   207,000
                     ==========     ==========     ==========     ==========


                                                 Additions to/
                     Balance at      Charged     (Deductions)     Balance
                     Beginning         to             From         at End
                     of Period      Operations      Reserves      of Period
                    ------------   ------------   ------------   ------------
INVENTORY RESERVES:

Year Ended
December 27, 1998   $  4,674,000   $    495,000   $   (221,000)  $  4,948,000
                     -----------    -----------    -----------    -----------
Year Ended
December 31, 1999   $  4,948,000   $    981,000   $   (742,000)  $  5.187,000
                     -----------    -----------    ------------   -----------
Year Ended
December 31, 2000   $  5,187,000   $    747,000   $   (601,000)  $  5,333,000
                     ===========    ===========    ===========    ===========











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

(10)(i) Loan and Security Agreement dated February 8, 2000 between the
        Registrant and Congress Financial Corporation (Southern), a subsidiary of First Union Bank (incorporated by reference to Registrant's Annual
        Report on Form 10-K, December 31, 2000).

Additional Exhibits

(21) List of subsidiaries of Registrant (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended
        December 31, 1999)

Note:	(1) Denotes management contract or compensatory plan or arrangement required to be filed as an Exhibit to this report pursuant to item
          601 of Regulation S-K.

                                 _________


























                                      -57-
