Form 10-K/A
period 2000-12-31
CHAMPION PARTS INC
filed 2001-04-02
CIK 19161

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

                            CHAMPION PARTS, INC.
             ----------------------------------------------------
            (Exact name of Registrant as specified in its charter)

             Illinois                             36-2088911
- ---------------------------------      ---------------------------------
(State or other jurisdiction          (IRS Employer Identification Number)
 of incorporation or organization)

2005 West Avenue B, Hope, AR                             71801
(Address of Principal Executive Offices)               (Zip Code)

Registrant's telephone number, including area code:    (870) 777-8821

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

The following table sets forth certain information with respect to each of the Company's remanufacturing, warehousing and service facilities other than the Corporate headquarters:

                                          Warehouse     Remanufacturing
                                            Area             Area
Location                                  (Sq. Ft.)        (Sq.Ft)
- -------------------------------          ------------  ----------------
OWNED:
Beech Creek, Pennsylvania                   40,000         160,000

HELD UNDER INDUSTRIAL
REVENUE FINANCING ARRANGEMENTS:
- ------------------------------
Hope, Arkansas                              55,000         221,000

LEASED:
- ------
Distribution Center
Oshawa, Ontario, Canada                      3,400              -0-



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

Item 6.   Selected Financial Data
          -----------------------

                             (in thousands, except per share data)

                         2000       1999       1998       1997       1996
                       --------   --------   --------   --------   --------
Net Sales              $ 22,245   $ 28,567   $ 26,442   $ 24,165   $ 27,556
Costs and Expenses:
Oper. costs & other(net) 20,904     26,329     24,588     23,948     27,527
  (Gain) on disposal
     of assets (Note 1)     (26)        -0-      (277)        -0-        -0-
  (Gain) on sale of
     investment (Note 4)   (753)        -0-        -0-        -0-        -0-
  Interest - net            556        539        865        973      1,489
                       --------   --------   --------   --------   --------
Total Expenses           20,681     26,868     25,176     24,921     29,016
Income/(Loss)
 Before Inc. Taxes &
 Extraordinary Gain       1,564      1,699      1,266       (756)    (1,460)
Income Taxes                100         27         42         -0-         7
                       --------   --------   --------   --------   --------
Income/(Loss) Before
 Extraordinary Gain       1,464      1,672      1,224       (756)    (1,467)
Extraord. Gain (Note 2)      -0-        59        279        596         -0-
                       --------   --------   --------   --------   --------
Net Income/(Loss)      $  1,464   $  1,731      1,503   $   (160)  $ (1,467)
                       ========   ========   ========   ========   ========
Average Common Shares
 Outstanding and Common
 Share Equivalent
   Basic                  3,655      3,655      3,655      3,655      3,655

   Diluted                3,689      3,687      3,655      3,655      3,655

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

                                                               Served as
                                                               Director
Name (Age)                Directors, Affiliation               Since
- ----------------------    -----------------------------------  ---------
John R. Gross (69)        Owner, Chaney Auto Parts,Inc.,         1966
                          Crest Hill, Illinois

Raymond Gross (62)     	  Vice President, Erecta Shelters,       1968
                          Inc., Ft. Smith, Arkansas

Gary S. Hopmayer (61)     Managing Director, Fox & Obel Food     1987
                          Market, Chicago, Illinois

Barry L. Katz (49)        President and General Counsel,         1993
                          Belmont Holdings Corp.

Edward R. Kipling (69)    Retired                                1987

Raymond G. Perelman (83)  Chairman of the Board and Chief        1988
                          Executive	Officer, RGP Holding, Inc.
                          and Belmont Holdings Corp.,
                          Wilmington, Delaware

Name (Age)                Officers of the Company
- ----------------------    -----------------------
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

                                                   Long Term Compensation
                         Annual Compensation            Awards Payout
                       -----------------------  -----------------------------
                                                 Rest-
                                       Other     ricted  Secur.         All
Name and                               Annual    Stock   Under.  LTIP   Other
Principal         Year  Salary   Bonus  Comp.(1) Awards Opt/SAR Payouts Comp.
Position           No.     $       $       $       $       #      $       $
- ----------------  ----  -------  ------  -----   -----  -------  -----  -----
Jerry A. Bragiel  2000  213,881       -0-   -0-     -0-      -0-    -0-    -0-
President and
Chief Executive   1999  206,410       -0-   -0-     -0-      -0-    -0-    -0-
Officer (Note 2)
                  1998  180,773   39,210    -0-     -0-      -0-    -0-    -0-

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

Aggregated 2000 Option Exercises and December 31, 2000 Option Values:

                                                 Number of
                                                Securities       Value of
                                                Underlying      Unexercised
                       Shares                    Unexercised    In-the-Money
                      Acquired     Value          Options         Options
                     on Exercise  Realized      Exercisable/    Exercisable/
Name                     (#)        ($)        Unexercisable   Unexercisable
- --------------------  --------  ----------   ----------------  -------------
Jerry A. Bragiel, CEO      -0-         -0-    100,000/25,000   $6,300/$1,600

Officer & Managers         -0-         -0-     12,800/51,200       $0/$0


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

                              Number of Common
                              Shares Beneficially     Percent of Common
Beneficial Owner              Owned (Note 1)	        	Shares Outstanding
- ---------------------------   -------------------     ------------------
RGP Holding, Inc.
 Wilmington, Delaware          696,600 (2)             19.1% (2)

Dana Corporation
 100 Double Beach Road
 Branford, Connecticut         600,000 (3)             16.4% (3)

John R. Gross
 Director (6)                  115,212                  3.2%

Champion Parts, Inc.
Employee Stock Ownership Plan
 Hope, Arkansas                 40,381 (3)              1.1% (4)

Raymond F. Gross
 Director                       31,164                  *

Gary S. Hopmayer
 Director (3)                        -                  -

Barry L. Katz
 Director (2)                      250                  *

Edward R. Kipling
 Director (3)                    2,000                  *

Raymond G. Perelman,
 Director                      696,600 (2)             19.1% (2)

Jerry A. Bragiel
 President and CEO              13,984                  *

Richard W. Simmons               4,000                  *
 V.P. Finance, CFO & Sec.

All directors and executive
 officers as a group(5)        863,210                 23.6%

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

(3)	All shares owned by Dana Corporation ("Dana") are subject to a Stock
Purchase Agreement dated March 18, 1987 between the Company and Echlin Inc. which was acquired by Dana in 1999. Under the Stock Purchase Agreement, Dana Corporation, may vote its shares at its discretion. During the fiscal year ended December 31, 2000, the Company did not purchase or sell any components used in the remanufacture of automotive parts to Dana.

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

(6)	As of December 31, 2000 Elizabeth Gross, her children and members of their immediate families beneficially owned 200,000 Common Shares, or approximately 5.5% of the Common Shares outstanding. John R. Gross and Raymond F. Gross, children of Elizabeth Gross, are directors of the Company.


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

                           CHAMPION PARTS, INC.


Date: March 31, 2001                     By:  /s/ Richard W. Simmons
      --------------                     ---------------------------
                                         Richard W. Simmons
                                         Vice President Finance, CFO
                                         and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons have signed this report below on March 31, 2001.


By:   /s/ Jerry A. Bragiel               By:   /s/ Gary S. Hopmayer
- ---------------------------------        --------------------------
Jerry A. Bragiel, President & CEO        Gary S. Hopmayer, Director


By :   /s/ Raymond G. Perelman           By:   /s/ Edward R. Kipling
- ------------------------------           ---------------------------
Raymond G. Perelman, Director            Edward R. Kipling, Director


By :   /s/ Barry L. Katz                 By:   /s/ Raymond F. Gross
- -----------------------------            -----------------------------
Barry L. Katz, Director                  Raymond F. Gross, Director


By:   /s/ John R. Gross
- -----------------------------
John R. Gross, Director

                  CHAMPION PARTS, INC. AND SUBSIDIARIES


Consolidated Financial Statements and Financial Statement Schedule comprising
Item 8 and Items 14(a)(1) and (2) for the Years Ended December 31, 2000, December 31, 1999, and December 27, 1998 and Report of Independent Certified Public Accountants.

                  CHAMPION PARTS, INC. AND SUBSIDIARIES
                             TABLE OF CONTENTS



                                                                    Page

Report of Independent Certified Public Accountants                   29

Consolidated Financial Statements (Item 14(a)(1)):

The following consolidated financial statements of Champion Parts, Inc. and subsidiaries are included in Part II, Item 8:

Consolidated balance sheets - December 31, 2000 and
  December 31, 1999                                                30-31

Consolidated statements of operations - years ended
  December 31, 2000, December 31, 1999 and December 27, 1998       32-33

Consolidated statements of stockholders'
  equity/(deficit) - years ended
  December 31, 2000, December 31, 1999 and December 27, 1998          34

Consolidated statements of Comprehensive Income
  (Loss) - years ended
  December 31, 2000, December 31, 1999 and December 27, 1998          35

Consolidated statements of cash flows - years ended
  December 31, 2000, December 31, 1999 and December 27, 1998       36-37

Notes to consolidated financial statements                         38-54

Consolidated Financial Statement Schedule (Item 14(a)(2)):

Schedule II - Valuation and qualifying accounts                       55

Exhibit Index                                                      56-57

All other schedules are omitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements or notes thereto.

            REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors of
Champion Parts, Inc.
Hope, Arkansas



We have audited the accompanying consolidated balance sheets of Champion Parts, Inc. and Subsidiaries as of December 31, 2000 and December 31, 1999 and the related consolidated statements of operations, stockholders' equity (deficit), comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2000. We have also audited the accompanying Schedule II, "Valuation and Qualifying Accounts." These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe that our audits provide a reasonable basis for our opinion.

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


/s/ BDO Seidman, LLP


Chicago, Illinois
March 19, 2001

                   CHAMPION PARTS, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                      December 31, 2000    December 31, 1999
                                      -----------------    -----------------
ASSETS

CURRENT ASSETS:
Cash                                   $     691,000        $  1,330,000
Accounts receivable, less allowance
for uncollectible accounts of
$207,000 and $337,000 in 2000 and
1999, respectively                         4,338,000           3,420,000

Miscellaneous receivables                  1,053,000             471,000

Inventories                                8,587,000           9,240,000

Prepaid expenses and other assets            290,000             335,000

Deferred income tax asset                     42,000             413,000
                                          ----------          ----------
Total current assets                      15,001,000          15,209,000
                                          ----------          ----------
PROPERTY, PLANT AND EQUIPMENT:
Land                                         197,000             197,000
Buildings                                  7,837,000           7,834,000
Machinery and equipment                   12,995,000          13,042,000
                                          ----------          ----------
  Gross property, plant & equipment       21,029,000          21,073,000

Less:  Accumulated depreciation           17,190,000          16,726,000
                                          ----------          ----------
   Net property, plant & equipment         3,839,000           4,347,000
                                          ----------          ----------
OTHER ASSETS                                      -0-             19,000
                                          ----------          ----------
TOTAL ASSETS                            $ 18,840,000        $ 19,575,000
                                          ==========          ==========

The accompanying notes are an integral part of these statements.

                   CHAMPION PARTS, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

LIABILITIES AND
STOCKHOLDERS' EQUITY/(DEFICIT)
                                       December 31, 2000    December 31, 1999
                                       -----------------    -----------------
CURRENT LIABILITIES:
Accounts payable                        $  6,433,000         $  7,094,000
Accrued expenses:
 Salaries, wages and employee benefits       612,000              634,000
 Other accrued expenses                    3,699,000            5,418,000
 Taxes other than income                      95,000              106,000
Current maturities of long-term debt:
Current maturities - term notes              601,000              601,000
Current maturities - Vendor debt             192,000              192,000
Current maturities - IRB Loan                700,000              300,000
                                          ----------           ----------
Total current liabilities                 12,332,000           14,345,000
                                          ----------           ----------
DEFERRED INCOME TAXES                         42,000              351,000
                                          ----------           ----------
LONG-TERM DEBT:
Long-term notes payable - revolver         2,313,000            1,220,000
Long-term notes payable - term notes       1,002,000            1,603,000
Long-term notes payable - Vendors          2,398,000            2,553,000
Industrial Revenue Bond (IRB)                     -0-             700,000
                                          ----------           ----------
   Total long-term debt                    5,713,000            6,076,000
                                          ----------           ----------
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
Earnings per Common Share - Basic:
- ----------------------------------
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
Earnings per Common Share - Diluted:
- ------------------------------------
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


The accompanying notes are an integral part of these statements

                  CHAMPION PARTS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CASH FLOWS - YEARS ENDED

                              December 31,   December 31,   December 27,
                                  2000           1999           1998
                              ------------   ------------   ------------
CASH FLOWS FROM
 OPERATING ACTIVITIES:
- ----------------------
Net Income/(Loss)             $ 1,464,000    $  1,731,000   $  1,503,000
Adj. to reconcile net
 income/(loss) to net cash
 provided by operations:
   Extraordinary Gain                   -0-       (59,000)      (279,000)
   Deferred income taxes            62,000             -0-            -0-
   Depr. and amort.                530,000        621,000        711,000
   Prov. for inv. write-off        146,000        239,000        495,000
   Gain on disposal of assets      (26,000)            -0-      (277,000)
   Gain on sale of investment     (753,000)            -0-            -0-
Changes in assets and liab.:
   Accounts receivable trade      (918,000)     1,105,000       (475,000)
   Accounts receivable misc.       286,000       (295,000)       271,000
   Inventories                     507,000     (3,065,000)      (717,000)
   Accounts payable               (929,000)     1,704,000         68,000
   Accrued expenses and other   (1,115,000)      (467,000)       321,000
                                ----------     ----------     ----------
     Net cash provided by
       operating activities       (746,000)     1,514,000      1,621,000
                                ----------     ----------     ----------
CASH FLOW FROM
 INVESTING ACTIVITIES:
- ----------------------
   Capital expenditures            (18,000)      (335,000)       (74,000)
   Proceeds from sale of
   property, plant and equip.       41,000             -0-       328,000
                                ----------     ----------     ----------
NET CASH PROVIDED BY (USED IN)
 BY INVESTING ACTIVITIES            23,000       (335,000)       254,000
                                ----------     ----------     ----------
CASH FLOWS FROM
 FINANCING ACTIVITIES:
- ----------------------
   Net (payments) under 1997
    line of credit agreement           -0-            -0-    (4,967,000)
   Net borrowings under
    revolving loan agreement    1,093,000        522,000        699,000
   Borrowings under term notes   (601,000)      (601,000)     3,005,000
   Principal payments on L.T.
    vendor debt obligations      (455,000)      (485,000)      (527,000)
                               ----------     ----------     ----------
NET CASH (USED IN) FINANCING
 ACTIVITIES                        37,000       (564,000)    (1,790,000)

                  CHAMPION PARTS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CASH FLOWS - YEARS ENDED

                              December 31,  December 31,   December 27,
                                 2000          1999           1998
EFFECTS OF EXCHANGE RATE
 CHANGES ON CASH              $    47,000    $   (69,000)   $   211,000
                               ----------     ----------     ----------
NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS       (639,000)       546,000        296,000
CASH AND CASH EQUIVALENTS
  Beginning of year             1,330,000        784,000        488,000
                               ----------     ----------     ----------
CASH AND CASH EQUIVALENTS
  End of year                 $   691,000    $ 1,330,000    $   784,000
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

                                        2000         1999         1998
                                      ---------    ---------    ---------
Average Common Shares Outstanding     3,655,266    3,655,266    3,655,266
Dilutive Effect of:
  Stock Options                          33,924       32,278           -0-
                                      ---------    ---------    ---------
Dilutive Common Shares Outstanding    3,689,190    3,687,544    3,655,266
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
                                =========       =========

Included in inventories were gross cores of $5,375,000 (2000) and $3,746,000 (1999).

Note 4.   DEBT

                                                 December 31,    December 31,
Debt consists of the following:                     2000            1999
- -----------------------------------------       ------------   -------------
Long-term revolving credit at prime
 (9.50% at December 31, 2000) plus 1-3/4%
 Secured by receivables, inventory,
 and certain other fixed assets                 $   2,313,000   $   1,220,000

$2,170,000 term note secured by property
 Monthly principal payments of $36,167 with
 entire unpaid balance (approximately $471,000)
 due August 2002.  Monthly interest is due at
 prime plus 1-3/4% on unpaid principal balance      1,158,000       1,591,000

$835,000 term note secured by certain machinery
 and equipment.  Monthly principal payments of
 $13,912 with entire unpaid balance (approx.
 $181,000) due August 2002.  Monthly interest is
 due at prime plus 1-3/4% on unpaid principal bal.    445,000         613,000

Obligations under Industrial Revenue Bonds,
 at approximately 60% of prime rate, due in
 2001, varying annual sinking fund payments
 commencing in 1998                                   700,000       1,000,000

Promissory notes payable, non-interest bearing,
 Payable in 24 equal payments quarterly
 at various dates through 2005                        686,000         841,000

Earnout notes payable, non-interest bearing,
 Contingent to the availability of defined
 Free cash flow, payable up to $500,000
 Annually in years 2005-2009 (See Note 2)            1,904,000      1,904,000
                                                     ---------      ---------
Total debt                                           7,206,000      7,169,000
                                                     ---------      ---------
   Less portion due within one year                  1,493,000      1,093,000
                                                     ---------      ---------
Total long-term debt                              $  5,713,000   $  6,076,000
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
                                             ==========         ==========

The plan's accumulated benefit obligation was $7,766,000 at December 31, 2000, and $7,964,000 at December 31, 1999.

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

Note 15.   BUSINESS SEGMENTS

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." Following the provisions of SFAS No. 131, the Company is reporting two operating business segments in the same format as reviewed by the Company's senior management. Segment one, Fuel Systems & C.V. Assemblies, remanufactures and sells replacement fuel system components (carburetors and diesel fuel injection components) and constant velocity drive assemblies for substantially all makes and models of domestic and foreign automobiles and trucks. Segment two, Electrical & Mechanical Products, remanufactures and sells replacement electrical and mechanical products for passenger car, agricultural and heavy-duty truck original equipment applications. Management uses net income as the measure of profit or loss by business segment. Accounting policies of the operating segments are the same as described in the "Summary of Significant Accounting Policies" (see Note 1, page 38). Segment assets include amounts specifically identified with each operation. Corporate assets consist primarily of property and equipment.

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
