Form 10-Q
period 2001-04-01
CHAMPION PARTS INC
filed 2001-05-15
CIK 19161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2001

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

(Address of principal executive offices)

870-777-8821

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

Yes [X] No [ ]

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                              Class                                           Outstanding as of April 1, 2001

    Common Shares - $0.10 Par Value                                     3,655,266

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHAMPION PARTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
	April 1, 2001	December 31, 2000
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash	$ 777,000	$ 691,000

Accounts receivable, less allowance for uncollectibles of $261,000 and $207,000 in 2001 and 2000, respectively	5,403,000	4,338,000
Other receivables	248,000	1,053,000

Inventories, net of reserves	8,504,000	8,587,000

Prepaid expenses and other assets	548,000	290,000

Deferred income tax asset	42,000	42,000

Total current assets	15,522,000	15,001,000

PROPERTY, PLANT AND EQUIPMENT:
Land	197,000	197,000
Buildings	7,837,000	7,837,000
Machinery and equipment	12,995,000	12,995,000
Gross property, plant & equipment	21,029,000	21,029,000

Less: Accumulated depreciation	17,297,000	17,190,000

Net property, plant & equipment	3,732,000	3,839,000

Total assets	$19,254,000	$18,840,000

The accompanying notes are an integral part of these statements.

CHAMPION PARTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	April 1, 2001	December 31, 2000
	(Unaudited)	(Audited)
CURRENT LIABILITIES:
Accounts payable	$5,944,000	$6,433,000
Accrued expenses:
Salaries, wages and employee benefits	547,000	612,000
Other accrued expenses	3,617,000	3,699,000
Taxes other than income	137,000	95,000

Current maturities of long-term debt:
Current maturities - term notes	462,000	601,000
Current maturities - vendor debt	192,000	192,000
Current maturities - IRB Loan	700,000	700,000
Total current maturities of long-term debt	1,354,000	1,493,000

Total current liabilities	11,599,000	12,332,000

DEFERRED INCOME TAXES	42,000	42,000

LONG-TERM DEBT:
Long-term notes payable - revolver	2,031,000	2,313,000
Long-term notes payable - term notes	2,412,000	1,002,000
Long-term notes payable - vendor settlements	2,350,000	2,398,000
Industrial revenue bond (IRB)	-0-	-0-
Total long-term debt	6,793,000	5,713,000

STOCKHOLDERS' EQUITY/(DEFICIT):
Preferred stock - No par value; authorized 10,000,000
shares; issued and outstanding, none	0	0
Common stock - $.10 par value; auth. 50,000,000 shs;
issued and outstanding, 3,655,266 shs	366,000	366,000
Additional paid-in capital	15,578,000	15,578,000
(Accumulated deficit)	(15,124,000)	(15,191,000)
Total stockholders' equity/(deficit)	820,000	753,000

Total liabilities and stockholders' equity/(deficit)	$19,254,000	$18,840,000

The accompanying notes are an integral part of these statements.

CHAMPION PARTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (CONDENSED)

FOR THE PERIODS ENDED
	Three Months April 1, 2001	Three Months April 2, 2000
(Unaudited)
Net Sales	$6,096,000	$7,429,000
Costs and Expenses:
Cost of products sold	5,179,000	5,992,000
Selling, distribution & administrative	613,000	699,000
Total costs and expenses	5,792,000	6,691,000

Operating income	304,000	738,000
Non-operating (income)/expense:
Interest expense	132,000	151,000
Other non-operating (income)	(19,000)	(39,000)
Total non-operating expense	113,000	112,000

Earnings before income taxes and extraordinary loss	191,000	626,000

Income taxes	-0-	24,000

Earnings before extraordinary loss	191,000	602,000

Extraordinary loss	124,000	-0-

Net Income	$ 67,000	$ 602,000

Weighted Average Common Shares Outstanding at April 1, 2001:
Basic	3,655,266	3,655,266
Diluted	3,685,073	3,709,063

Earnings Per Common Share - Basic:
Earnings before extraordinary loss per common sh.	$ 0.05	$ 0.16

Extraordinary loss per common share	0.03	0.00

Net income per common share	$ 0.02	$ 0.16

Earnings Per Common Share - Diluted:
Earnings before extraordinary loss per common sh.	$ 0.05	$ 0.16

Extraordinary loss per common share	0.03	0.00

Net income per common share	$ 0.02	$ 0.16

The accompanying notes are an integral part of these statements

CHAMPION PARTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT)

(Unaudited)
		Common	Additional		Accumulated
	Common	Stock	Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	(Deficit)	In /(Loss)

BALANCE -- January 1, 2001	3,655,266	$ 366,000	$ 15,578,000	($15,191,000)	$-0-

Net Income	-0-	-0-	-0-	67,000	-0-

Foreign currency trans. adj.	-0-	-0-	-0-	-0-	-0-

BALANCE -- April 1, 2001	3,655,266	$ 366,000	$ 15,578,000	($15,124,000)	$ -0-

The accompanying notes are an integral part of these statements.

CHAMPION PARTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months April 1, 2001	Three Months April 2, 2000

Net Income	$ 67,000	$ 602,000

Other comprehensive income:
Foreign currency translation adj.	-0-	(4,000)

Comprehensive income	$ 67,000	$ 598,000

Components of accumulated other comprehensive income; included in the Company's consolidated balance sheet, consist of the foreign currency translation adjustment.

The accompanying notes are an integral part of these statements.

CHAMPION PARTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
	Three Months April 1, 2001	Three Months April 2, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income	$ 67,000	$ 602,000

Adjustments to reconcile net income to net cash provided by operating activities:
Extraordinary write-off	124,000	-0-
Depreciation and amortization	107,000	162,000
Provision for inventory write-offs (Net)	234,000	77,000
Changes in assets and liabilities:
Accounts receivable (net trade)	(1,065,000)	(1,561,000)
Other accounts receivable	805,000	445,000
Inventories (gross)	(151,000)	240,000
Accounts payable	(489,000)	(104,000)
Accrued liabilities and other	(487,000)	(134,000)
NET CASH PROVIDED BY/(USED IN) OPERATIONS	(855,000)	(273,000)

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	-0-	(29,000)
Proceeds from the sale of assets	-0-	-0-
NET CASH (USED) IN INVESTING ACTIVITIES	-0-	(29,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings/(payments) under revolving loan agreement	(282,000)	194,000
Net borrowings/(payments) on term note obligations	1,271,000	(150,000)
Payments under long-term vendor debt obligations	(48,000)	(50,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	941,000	(6,000)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	-0-	(4,000)

NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS	86,000	(312,000)

CASH AND CASH EQUIVALENTS - Beginning of period	691,000	1,330,000

CASH AND CASH EQUIVALENTS - End of period	$ 777,000	$1,018,000

The accompanying notes are an integral part of these statements.

CHAMPION PARTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

_________________________________________________________________

Note 1

  The accompanying financial statements for the three months ended April 1, 2001 and April 2, 2000 have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are more than adequate to make the information presented not misleading. The condensed consolidated financial statements and these notes should be read in conjunction with the consolidated financial statements of the Company included in the Company's Annual Report submitted on Form 10-K for the year ended December 31, 2000.

  The consolidated balance sheet at December 31, 2000 has been derived from the audited financial statements at that date.

Note 2.

  The information furnished herein reflects all adjustments (consisting only of normal recurring accruals), which are in the opinion of management, necessary for a fair presentation of the results of operations for the interim period. Results of operations for the three months ending April 1, 2001 are not necessarily indicative of results to be expected for the entire year.

Note 3.

  Inventories are valued at the lower of cost (first-in, first-out method) or market. A summary of the net inventories follows:

	April 1, 2001	December 31, 2000

Raw materials	$ 3,981,000	$ 3,970,000
Work-in-process	2,622,000	2,746,000
Finished goods	1,901,000	1,871,000
Total Inventories	$ 8,504,000	$ 8,587,000

  Included in inventory above were net cores of $5.0 million (April 1, 2001) and $4.9 million (December 31, 2000).

Note 4.

  For reporting purposes, product and core returns are offset against gross sales in arriving at net sales. Total returns for the three months ended April 1, 2001 were $2,140,000 compared to $2,785,000 during the same period last year.

Note 5.

  The income tax expense attributable to operations for the three months ended April 1, 2001 and April 2, 2000, differed from the amounts computed by applying the federal income tax rate of 34% principally as a result of tax benefits recognized related to the carryforward of net operating losses.

Note 6.

  Business Segments - The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." Following the provisions of SFAS No. 131, the Company is reporting two operating business segments in the same format as reviewed by the Company's senior management. Segment one, Fuel Systems & C.V. Assemblies, remanufactures and sells replacement fuel system components (carburetors and diesel fuel injection components) and constant velocity drive assemblies for substantially all makes and models of

Note 6. (Continued)

  domestic and foreign automobiles and trucks. Segment two, Electrical & Mechanical Products, remanufactures and sells replacement electrical and mechanical products for passenger car; agricultural and heavy-duty truck original equipment applications. Management uses operating income as the measure of profit or loss by business segment. Segment assets include amounts specifically identified with each operation. Corporate assets consist primarily of property and equipment.

     Business segment information is as follows:

	Three Months April 1, 2001	Three Months April 2, 2000
Revenues:
Fuel Systems & C.V. Assemblies	$ 4,242,000	$ 5,394,000
Electrical & Mechanical Products	1,854,000	2,035,000
Total Revenues	6,096,000	7,429,000

Depreciation & Amortization Expense:
Fuel Systems & C.V. Assemblies	58,000	55,000
Electrical & Mechanical Products	42,000	84,000
Corporate	7,000	23,000
Total depreciation & amortization	107,000	162,000

Interest Expense:
Fuel Systems & C.V. Assemblies	81,000	92,000
Electrical & Mechanical Products	53,000	54,000
Corporate	(2,000)	4,000
Total interest expense	132,000	150,000

Net Income/(Loss):
Fuel Systems & C.V. Assemblies	423,000	1,109,000
Electrical & Mechanical Products	140,000	(126,000)
Corporate	(372,000)	(381,000)
Earnings before extraordinary (loss)	$ 191,000	$ 602,000
Extraordinary (loss)	(124,000)	-0-
Net Income	$ 67,000	$ 602,000

Capital Additions:
Fuel Systems & C.V. Assemblies	-0-	-0-
Electrical & Mechanical Products	-0-	-0-
Corporate	-0-	29,000
Total capital additions	-0-	29,000

Total Assets:
Fuel Systems & C.V. Assemblies	10,410,000	9,657,000
Electrical & Mechanical Products	7,780,000	8,209,000
Corporate	1,734,000	711,000
Total assets	$ 19,924,000	$ 19,978,000

Note 7.

  Long Term Debt - February 8, 2001, the Company entered into a new credit facility with Congress Financial Corporation (Southern), a subsidiary of First Union Bank. Maximum credit available under the new facility is $14,000,000, with letter of credit accommodations of $1,750,000, and term loans totaling $2,913,000 on fixed assets and real properties. Interest rates on the new facility are for revolving debt, prime plus 3/4%, for term debt, prime plus 1%, and for letters of credit 2% per annum on the daily outstanding balance.

  The carrying amount of long-term debt (excluding the restructured vendor debt) approximates fair market value because the interest rates on substantially all the debt fluctuate based on changes in market rates.

  A $124,000 extraordinary write-off was required when the Company entered into a new, three-year, loan facility with Congress Financial Corporation. The extraordinary write-off was for loan acquisition costs associated with securing the Bank of America loan facility in 1998. These costs were being amortized over the four-year life of that loan facility.

  At the closing for the Congress Financial Corporation loan facility, $719,000 was left on deposit as a requirement to support the Hope Industrial Revenue Bonds until the Letter of Credit documentation could be issued. A Letter of Credit was issued in April and the cash was wired to Congress Financial to pay down the revolver loan where it was reflected.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three months ended April 1, 2001 compared to three months ended April 2, 2000

Net sales for the first quarter ending April 1, 2001 were $6.1 million, down $1.3 million, or 18.0%, versus net sales of $7.4 million for the same period in 2000. Compared to first quarter 2000, the decline in net sales principally reflects a 31% drop in carburetor net sales, which were down $1.5 million. This first quarter 2001 carburetor sales decline replicates a continuation of the decline exhibited throughout 2000 by both of the Company's major retail customers. In addition, agricultural equipment and heavy-duty customers sales were also below 2000 by 22% due to soft orders of heavy-duty water pumps and starter product lines. Offsetting the heavy-duty/agricultural decline were substantially higher net sales of automotive products, which had a gain of 31%, over 2000 on strong orders for starters, diesel pumps and constant velocity axles. Total product and core returns, which are reflected as reductions to gross sales, were 25.4% and 27.4% of gross sales in the first quarter of 2001 and 2000, respectively. Warranty returns and stock adjustment credits decreased at a greater rate than gross sales declined in the first quarter 2001 accounting for the percentage point decrease over 2000.

Carburetor net sales were 57.1% and 67.7% of total net sales in the first quarter of 2001 and 2000, respectively. The substantial percentage point drop versus 2000 reflects a 31% decrease in carburetor net sales for the quarter. Although new vehicles sold in the United States and Canada are no longer equipped with carburetors, the Company continues to sell replacement units for older vehicles, many of which use carburetors. The Company expects that carburetor sales will continue to exhibit a steady decline in future periods. In addition, carburetor margins may be negatively impacted in the future as customers accelerate product returns during periods of declining demand.

Cost of products sold in the first quarter were $5.2 million, or 85.0% of net sales as compared to $6.0 million, or 80.5%, for the first quarter of 2000. On a dollar basis, the cost of products sold were lower than 2000 by $813,000, or 13.6%, primarily reflecting the lower standard cost of sales and a cutback of production spending at both manufacturing facilities in an attempt to balance production levels with the orders decline.

For the first quarter 2001, selling, distribution and administrative expenses were $613,000, compared to $699,000 in the first quarter of 2000. The 12.3% spending decrease can be attributed to reduced distribution costs due to the lower sales volume, lower selling expense, and lower administrative spending at both manufacturing facilities. Corporate administrative overhead spending was up from first quarter 2000 reflecting the inclusion of loan acquisition cost amortization for the new Congress Financial Corporation loan facility.

Interest expense was $132,000 for the first quarter of 2001, versus $150,000 in the same period of 2000. The interest expense reduction is due to lower borrowing balances and rates for the revolver loan, Letters of Credit and Industrial Revenue Bonds, partially offset by an increase in Term Debt interest expense.

RESULTS OF OPERATIONS (CONTINUED)

For the first quarter of 2001, earnings before extraordinary loss was $191,000 compared to $602,000 for the same period in 2000, a decline of $411,000, or 68.3%. Accounting for the substantial decline in earnings is the significant drop in net sales revenue, which translates into approximately a $240,000 loss of earnings, based on applying the actual gross margin percentage times the net sales decline. The balance of the decline can be attributed to fixed expenses not dropping proportionately with the net sales decline.

The Company incurred an extraordinary write-off of $124,000 during the first quarter for loan acquisition costs associated with securing the Bank of America loan facility in 1998. These costs were being amortized over the four-year life of that loan facility. The write-off was required because the Company entered into a new, three-year, loan facility with Congress Financial Corporation (see Note 7 and debt section).

Net income for the first quarter was $67,000 compared to $602,000 for the same period in 2000, a decline of $535,000, or 88.9%. The significant decline is explained in the preceding paragraphs.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

Net working capital at April 1, 2001 was $3.9 million, compared to $2.7 million at the end of 2000, and $1.6 million for April 2, 2000. The $1.3 million increase in working capital over the 2000 year-end is principally a result of a increase in current assets of $0.5 million, combined with a decrease in current liabilities of $0.7 million. Current assets increased reflecting higher trade receivables and prepaid expenses. The reduction of current liabilities reflects decreases in trade accounts payable and accrued expenses combined with lower current maturities of term notes. Compared with April 2, 2000, the increase in working capital primarily resulted from substantially higher receivables, lower payables and substantial reductions in accrued expenses.

Net trade accounts receivable at April 1, 2001 were $5,403,000, or $1,065,000 higher versus the year-end 2000 balance of $4,338,000 primarily as a result from slow payments from large customers that were collected the week following the quarter end. Net trade receivables increased $422,000 compared to the April 2, 2000 balance of $4,981,000 also due to the slower payments. Other receivables decreased $805,000 from year-end 2000 reflecting the receipt of the proceeds from the sale of a 50% owned joint venture.

Net inventories of $8,504,000 at April 1, 2001, were lower by $83,000 compared to year-end fiscal 2000 balance. Reductions in the work-in-process inventories more than offset small increases in raw materials and finished goods inventories. Net inventories decreased $419,000 versus April 2, 2000 reflecting lower parts, work-in-process and finished goods inventories at both the Pennsylvania and Arkansas facilities.

Trade accounts payable at the end of the first quarter of 2001 were $543,000 lower than year-end 2000, and they were $1.1 million lower than April 2, 2000. The decline from year-end and last year is a result of the aggressive pay-down of trade payable account balances in the first quarter.

Working Capital (Continued)

Accrued expenses at the end of first quarter were $82,000 lower than fiscal year-end 2000 balances because of the reduction of excess accruals relating to workers compensation reserves reflecting favorable claims settlements. Compared to April 2, 2000, accrued expenses were lower by $1.6 million reflecting reduction of excess accruals relating to workers compensation reserves together with reversal of reserves relating to the 50% owned joint venture sold at year-end 2000.

Debt

On February 8, 2001, the Company entered into a new credit facility with Congress Financial Corporation (Southern), a subsidiary of First Union Bank. Maximum credit available under the new facility is $14,000,000, including letter of credit accommodations of $1,750,000, and term loans totaling $2,913,000 on fixed assets and real properties. Interest rates on the new facility are for revolving debt, bank prime plus 3/4%, for term debt, bank prime plus 1%, and for letters of credit 2% per annum on the daily outstanding balance.

At April 1, 2001 the balance outstanding on the Company's new loan facility was $4,905,000 plus letter of credit accommodations of $1,355,000. This compares to a loan balance on the previous loan facility at December 31, 2000 of $3,916,000 and accommodations of $1,370,000. Loan balances on the previous loan facility at April 2, 2000 were $2,867,000 and accommodations of $1,693,000.

SEASONALITY

The Company's business is slightly seasonal in nature, primarily as a result of the impact of weather conditions on the demand for certain automotive replacement parts. Historically, the Company's sales and profits have been substantially higher in the first and fourth quarters of each year than in the second and first quarters.

FUTURE OUTLOOK

The Company announced in March that it is considering the consolidation of its manufacturing facilities. While a final decision has not been made, management is evaluating alternatives and is soliciting input from employees. Regardless of the outcome, management will continue its aggressive cost-cutting measures.

The Company has decided to close its distribution center in Fresno, California. The operation was shut down effective March 30, 2001.

In addition to consolidating and improving existing operations, the Company's management is aggressively pursuing new products and markets that will replace declining sales of carburetors in traditional market segments. This includes internal product development as well as acquisition of new product line opportunities. The Company's new $14 million credit facility with Congress Financial Corporation will help to provide the capital to accommodate growth and acquisitions.

FACTORS WHICH MAY AFFECT FUTURE RESULTS

This quarterly report contains forward-looking statements that are subject to risks and uncertainties, including but not limited to the following:

The Company expects the existing over-capacity in the automotive parts aftermarket and consolidation within its distribution channels to cause continued selling price pressure for the foreseeable future. The present competitive environment is causing change in traditional aftermarket distribution channels resulting in the volume retailers gaining additional market presence at the expense of traditional wholesalers. In response, the Company has attempted to diversify its customer base and currently serves all major segments, including automotive warehouse distributors and jobbers, original equipment manufacturers of automotive equipment and large volume automotive retailers. The anticipated decline in sales from the profitable carburetor product line over the longer term will impact future results. The Company intends to offset these impacts through acquisitions, development of niche product markets, new product development, improvements in its manufacturing processes and cost containment with a strong focus on capacity utilization. There is no assurance that the Company's efforts will be successful.

The Company's three largest customers accounted for an aggregate of 83.1% of the Company's total sales through first quarter of 2000. Given the Company's current financial condition and its manufacturing cost structure, the loss of a large customer would have a materially adverse impact on the Company's financial condition and results of operations.

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

ITEM 1.      Legal Proceedings

  Lawson Street, City of Industry, California Cleanup Proceedings, and Puente Valley, California Superfund Proceeding

  See Registrant's Annual Report on Form 10-K, December 31, 2000, Environmental Section, page 8, for background of these proceedings.

  Arvin Industries, Inc. et. al. versus Champion Parts, Inc. et. al.

  On April 25, 2001, Arvin Industries, Inc., a co-defendant in the City of Industry case, filed a complaint, in the United States District Court, Central District of California, against the Company and other parties alleging breach of contract. Arvin alleges that the Company and other party are each responsible for one-third of the proposed cash-out settlement for the Puente Valley Operable Unit of the San Gabriel Valley Superfund Site (the "Puente Valley Site"). Arvin previously notified the Company that it intended to accept the proposal, however, the Company's position is that it did not agree to pay a one-third share of the cash-out that Arvin is pursuing in the Complaint. The Company believes that the Arvin complaint is without merit and plans to vigorously pursue its defense.

  The Company has demanded defense and indemnity from its insurance carriers for any liability at the Puente Valley Site. The Company has established reserves for potential environmental and other legal liabilities that it believes to be adequate. However, there can be no assurance that the reserves will be adequate to cover actual costs incurred or that the Company will not incur additional environmental or other legal liabilities in the future.

ITEM 6. Exhibits and Reports on Form 8-K

  No Form 8-K reports were filed by the Company during the most recently completed fiscal quarter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                CHAMPION PARTS, INC.

                (Registrant)

Date: May 15, 2001                                            By: /s/ Jerry A. Bragiel

                                                                                  Jerry A. Bragiel

                                                                                  President, Chief Executive Office r

                                                                                  By: /s/ Richard W. Simmons

                                                                                  Richard W. Simmons

                                                                                  Vice President Finance, Chief Financial Officer

                                                                                  and Secretary