Form 10-Q
period 2001-07-01
CHAMPION PARTS INC
filed 2001-08-15
CIK 19161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2001

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

  870-777-8821

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes [X]    No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

                                  Class                                                     Outstanding as of July 1, 2001

               Common Shares - $0.10 Par Value                                          3,655,266

`

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CHAMPION PARTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	July 1, 2001	Dec. 31, 2000
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash	$ 67,000	$ 691,000

Accounts receivable, less allowance for uncollectibles of $187,000 and $207,000 in 2001 and 2000, respectively	4,487,000	4,338,000
Other receivables	409,000	1,053,000

Inventories, net of reserves	8,382,000	8,587,000

Prepaid expenses and other assets	895,000	290,000

Deferred income tax asset	42,000	42,000

TOTAL CURRENT ASSETS	14,282,000	15,001,000

PROPERTY, PLANT AND EQUIPMENT:
Land	197,000	197,000
Buildings	7,837,000	7,837,000
Machinery and equipment	13,007,000	12,995,000
Gross property, plant & equipment	21,041,000	21,029,000

Less: Accumulated depreciation	17,405,000	17,190,000

NET PROPERTY, PLANT & EQUIPMENT	3,636,000	3,839,000

TOTAL ASSETS	$17,918,000	$18,840,000

The accompanying notes are an integral part of these statements.

#

CHAMPION PARTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	July 1, 2001	Dec. 31, 2000
	(Unaudited)	(Audited)
CURRENT LIABILITIES:
Accounts payable	$5,858,000	$6,433,000
Accrued expenses:
Salaries, wages and employee benefits	616,000	612,000
Other accrued expenses	3,647,000	3,699,000
Taxes other than income	125,000	95,000

Current maturities of long-term debt:
Current maturities – term notes	462,000	601,000
Current maturities – subordinated debt	192,000	192,000
Current maturities – IRB Loan	700,000	700,000
Total current maturities of long-term debt	1,354,000	1,493,000

TOTAL CURRENT LIABILITIES	11,600,000	12,332,000

DEFERRED INCOME TAXES	42,000	42,000

LONG-TERM DEBT:
Long-term notes payable – revolver	683,000	2,313,000
Long-term notes payable – term notes	2,295,000	1,002,000
Long-term notes payable – subordinated debt	2,303,000	2,398,000
Industrial revenue bond (IRB)	-0-	-0-
TOTAL LONG-TERM DEBT	5,281,000	5,713,000

STOCKHOLDERS' EQUITY/(DEFICIT):
Preferred stock - No par value; authorized 10,000,000
shares; issued and outstanding, none	-0-	-0-
Common stock - $.10 par value; auth. 50,000,000 shs;
issued and outstanding, 3,655,266 shs	366,000	366,000
Additional paid-in capital	15,578,000	15,578,000
(Accumulated deficit)	(14,949,000)	(15,191,000)
TOTAL STOCKHOLDERS’ EQUITY	995,000	753,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,918,000	$18,840,000

The accompanying notes are an integral part of these statements.

#

CHAMPION PARTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (CONDENSED)

FOR THE PERIODS ENDED

(Unaudited)

	Six Months July 1, 2001	Six Months July 2, 2000	Three Months July 1, 2001	Three Months July 2, 2000
Net Sales	$11,365,000	$12,970,000	$5,269,000	$5,541,000
Costs and Expenses:
Cost of products sold	9,708,000	10,726,000	4,528,000	4,734,000
Selling, distribution & administrative	1,221,000	1,274,000	608,000	575,000
Total costs and expenses	10,929,000	12,000,000	5,136,000	5,309,000

Operating income	437,000	970,000	133,000	232,000
Non-operating (income)/expense:
Interest expense	231,000	272,000	98,000	121,000
Other non-operating (income)	(160,000)	(77,000)	(140,000)	(38,000)
Total non-operating expense/(income)	71,000	195,000	(42,000)	83,000

Earnings before income taxes and extraordinary loss	366,000	775,000	175,000	149,000

Income taxes	-0-	44,000	-0-	20,000

Earnings before extraordinary loss	366,000	731,000	175,000	129,000

Extraordinary loss	124,000	-0-	-0-	-0-

Net Income	$ 242,000	$ 731,000	$ 175,000	$129,000

Weighted Average Common Shares Outstanding at July 1, 2001:
Basic	3,655,266	3,655,266	3,655,266	3,655,266
Diluted	3,670,814	3,709,063	3,674,154	3,709,063

Earnings Per Common Share - Basic:
Earnings before extraordinary loss per common share	$ 0.10	$ 0.20	$ 0.05	$ 0.04
Extraordinary loss per common share	0.03	0.00	0.00	0.00
Net income per common share	$ 0.07	$ 0.20	$ 0.05	$ 0.04

Earnings Per Common Share - Diluted:
Earnings before extraordinary loss per common share	$ 0.10	$ 0.20	$ 0.05	$ 0.03
Extraordinary loss per common share	0.03	0.00	0.00	0.00
Net income per common share	$ 0.07	$ 0.20	$ 0.05	$ 0.03

The accompanying notes are an integral part of these statements

#

CHAMPION PARTS, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT)

 (Unaudited)

	Common Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated (Deficit)	Accumulated Comprehensive Income/(Loss)

BALANCE -- January 1, 2001	3,655,266	$ 366,000	$15,578,000	($15,191,000)	$-0-

Net Income	-0-	-0-	-0-	242,000	-0-

BALANCE -- July 1, 2001	3,655,266	$ 366,000	$15,578,000	($14,949,000)	$-0-

The accompanying notes are an integral part of these statements

#

CHAMPION PARTS, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	Six Months July 1, 2001	Six Months July 2, 2000	Three Months July 1, 2001	Three Months July 2, 2000

Net Income	$ 242,000	$ 731,000	$ 175,000	$ 129,000

Other comprehensive income:
Foreign currency translation adj.	-0-	15,000	-0-	19,000

Comprehensive income	$ 242,000	$ 746,000	$175,000	$ 148,000

Components of accumulated other comprehensive income; included in the Company’s consolidated balance sheet, consist of the foreign currency translation adjustment.

The accompanying notes are an integral part of these statements.

#

CHAMPION PARTS, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	Six Months July 1, 2001	Six Months July 2, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income	$ 242,000	$ 731,000

Adjustments to reconcile net income to net cash provided by operating activities:
Extraordinary write-off	124,000	-0-
Gain on the sale of assets	-0-	(15,000)
Depreciation and amortization	215,000	316,000
Provision for inventory write-offs (Net)	422,000	379,000
Changes in assets and liabilities:
Accounts receivable (net trade)	(149,000)	(1,474,000)
Other accounts receivable	644,000	547,000
Inventories (gross)	(217,000)	(168,000)
Accounts payable	(575,000)	(765,000)
Accrued liabilities and other	(747,000)	(210,000)
NET CASH PROVIDED BY/(USED IN) OPERATIONS	(41,000)	(659,000)

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(12,000)	(38,000)
Proceeds from the sale of assets	-0-	37,000
NET CASH (USED) IN INVESTING ACTIVITIES	(12,000)	(1,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings/(payments) under revolving loan agreement	(1,630,000)	470,000
Net borrowings/(payments) on term note obligations	1,154,000	(301,000)
Payments under long-term subordinate debt obligations	(95,000)	(100,000)
NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES	(571,000)	69,000

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	-0-	15,000
NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(624,000)	(576,000)

CASH AND CASH EQUIVALENTS - Beginning of period	691,000	1,330,000

CASH AND CASH EQUIVALENTS - End of period	$ 67,000	$754,000

The accompanying notes are an integral part of these statements.

#

CHAMPION PARTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

_________________________________________________________________

Note 1.

The accompanying financial statements for the six months ended July 1, 2001 and July 2, 2000 have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  The condensed consolidated financial statements and these notes should be read in conjunction with the consolidated financial statements of the Company included in the Company's Annual Report submitted on Form 10-K for the year ended December 31, 2000.

The consolidated balance sheet at December 31, 2000 has been derived from the audited financial statements at that date.

Certain amounts relating to July 2, 2000, have been restated to conform to the current years presentation.

Note 2.

The information furnished herein reflects all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period.  Results of operations for the six months ending July 1, 2001 are not necessarily indicative of results to be expected for the entire year.

Note 3.

Inventories are valued at the lower of cost (first-in, first-out method) or market.  A summary of the net inventories follows:

	July 1, 2001	December 31, 2000
Raw materials	$ 3,835,000	$ 3,970,000
Work-in-process	2,353,000	2,746,000
Finished goods	2,194,000	1,871,000
Total Inventories	$ 8,382,000	$ 8,587,000

Included in inventory above were net cores of $5.1 million (July 1, 2001) and $4.9 million (December 31, 2000).

Note 4.

For reporting purposes, product and core returns are offset against gross sales in arriving at net sales. Total returns for the three months ended July 1, 2001 were $2,391,000 compared to $1,799,000 during the same quarter last year. Total returns for the six months ended July 1, 2001 were $4,551,000 compared to $4,273,000 during the same period last year.

Note 5.

The income tax expense attributable to operations for the six months ended July 1, 2001 and July 2, 2000, differed from the amounts computed by applying the federal income tax rate of 34% principally as a result of tax benefits recognized related to the carry forward of net operating losses.

Note 6.

Business Segments - The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  Following the provisions of SFAS No. 131, the Company is reporting two operating business segments in the same format as reviewed by the Company’s senior management.  Segment one, Fuel Systems & C.V. Assemblies, remanufactures and

#

Note 6.  (Continued)

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

Business segment information is as follows:

	Six Months July 1, 2001	Six Months July 2, 2000
Net Revenues:
Fuel Systems & C.V. Assemblies	$ 7,796,000	$ 8,992,000
Electrical & Mechanical Products	3,569,000	3,978,000
Total Revenues	11,365,000	12,970,000

Depreciation & Amortization Expense:
Fuel Systems & C.V. Assemblies	115,000	117,000
Electrical & Mechanical Products	86,000	170,000
Corporate	14,000	36,000
Total depreciation & amortization	215,000	316,000

Interest Expense:
Fuel Systems & C.V. Assemblies	129,000	127,000
Electrical & Mechanical Products	110,000	138,000
Corporate	(8,000)	7,000
Total interest expense	231,000	272,000

Net Income/(Loss):
Fuel Systems & C.V. Assemblies	1,779,000	1,736,000
Electrical & Mechanical Products	(768,000)	(286,000)
Corporate	(645,000)	(719,000)
Earnings before extraordinary (loss)	366,000	731,000
Extraordinary (loss)	124,000)	-0-
Net Income	242,000	731,000

Capital Additions:
Fuel Systems & C.V. Assemblies	11,000	1,000
Electrical & Mechanical Products	-0-	3,000
Corporate	1,000	34,000
Total capital additions	12,000	38,000

Total Assets:
Fuel Systems & C.V. Assemblies	9,696,000	9,615,000
Electrical & Mechanical Products	7,707,000	7,908,000
Corporate	821,000	1,771,000
Total assets	$ 17,918,000	$ 19,294,000

#

Note 7.

Long Term Debt - On February 8, 2001, the Company entered into a new credit facility with Congress Financial Corporation (Southern), a subsidiary of First Union Bank.  Maximum credit available under the new facility is $14,000,000, including letter of credit accommodations of $1,750,000, and term loans totaling $2,913,000 on fixed assets and real properties.  Interest rates on the new facility are for revolving debt, prime (6.75% at July 1, 2001) plus 3/4%, for term debt, prime plus 1%, and for letters of credit, 2% per annum on the daily outstanding balance.

The carrying amount of long-term debt (excluding the subordinated debt) approximates fair market value because the interest rates on substantially all the debt fluctuate based on changes in market rates.

A  $124,000 extraordinary write-off was required when the Company entered into a new, three-year, loan facility with Congress Financial Corporation.  The extraordinary write-off was for loan acquisition costs associated with securing the Bank of America loan facility in 1998.  These costs were being amortized over the four-year life of that loan facility.

At the closing for the Congress Financial Corporation loan facility, $719,000 was left on deposit with the prior lender as a requirement to support the Hope Industrial Revenue Bonds until Letter of Credit documentation could be completed and a new Letter of credit issued.  A Letter of Credit was issued in April and the cash was wired to Congress Financial to pay down the revolver loan.

Note 8.

On July 16, 2001, the Company acquired the assets of B & T Rebuilders, Inc., which remanufactures air conditioning compressors for the passenger car, light truck, and agricultural aftermarket.  Established in the mid-1990s, B & T operates from its Port Richey, Florida facility and distributes throughout the United States and internationally.   B & T will be operated as a Division of the Company.

The final purchase price for the assets was $2,550,000 broken down as follows:

Inventories	$ 1,308,000
Equipment and Tooling	742,000
Goodwill	500,000
Total Price	$ 2,550,000

At closing, $2,050,000 was distributed, with the balance to be paid in six equal installments over the next eighteen months.  In addition, the Company acquired trade receivables and assumed trade accounts payable. The net purchase price to the Company was $2,251,000 after netting these items.   The acquired assets will be accounted for using the purchase method.

#

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

    CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three months ended July 1, 2001 compared to three months ended July 2, 2000

Net sales of $5,269,000 million for the second quarter ending July 1, 2001 were down $272,000, or 4.9%, versus net sales of $5,541,000 million for the same period in 2000.  The decline in net sales, compared to second quarter 2000, principally reflects a 45% drop in heavy-duty starter net sales and a 5% drop in carburetor net sales.  The second quarter 2001 replicated the agricultural equipment and heavy-duty customer net sales decline of the first quarter reflecting continued soft orders of starters and water pumps.  In addition, carburetor net sales mirrored a continuation of the orders decline exhibited throughout 2000 and the first quarter of 2001 by both of the Company's major retail customers.  Partially offsetting these declines were higher net sales of automotive products, which had a gain of 14% over second quarter 2000 on strong orders for starters, water pumps and constant velocity axles. In addition, total product and core returns, which are reflected as reductions to gross sales, were 30.7% and 23.9% of gross sales in the second quarter of 2001 and 2000, respectively.

Carburetor net sales were 59.7% and 59.9% of total net sales in the second quarter of 2001 and 2000, respectively. The slight percentage point drop versus 2000 reflects a 5.9% decrease in carburetor net sales for the quarter.  Although new vehicles sold in the United States and Canada are no longer equipped with carburetors, the Company continues to sell replacement units for older vehicles, many of which use carburetors. The Company expects that carburetor sales will continue to exhibit a steady decline in future periods.  In addition, carburetor margins may be negatively impacted in the future as customers accelerate product returns during periods of declining demand.

Cost of products sold in the second quarter were $4.5 million, or 85.9% of net sales as compared to $4.7 million, or 85.1%, for the second quarter of 2000.  On a dollar basis, the cost of products sold were lower than 2000 by $206,000.  Although actual spending declined, the decline in sales negatively impacted relatively fixed manufacturing overhead costs.

For the second quarter 2001, selling, distribution and administrative expenses were $608,000, compared to $575,000 in the second quarter of 2000.  The $33,000 spending increase can be entirely attributed to an increase in Corporate administrative overhead spending reflecting the inclusion of loan acquisition cost amortization for the new Congress Financial Corporation loan facility and second quarter bank audit fees.

For the second quarter of 2001, operating income was $133,000 compared to $232,000 for the same period in 2000, a decline of $99,000, or 42.7%.  Largely accounting for the operating income decline is the $272,000 drop in net sales revenue, together with the $33,000 increase in operating expenses.

Other non-operating income of $140,000 for the quarter was $112,000 higher than the $38,000 recorded for the second quarter 2000.   This was primarily accounted for by Canadian tax refunds of $63,000 for overpayment of non-resident and capital taxes, and a $24,000 insurance claim recovery for business interruption during the December ice storm.

#

Three months Results (Continued)

Interest expense was $98,000 for the second quarter of 2001, versus $121,000 in the same period of 2000.  The interest expense reduction of $23,000 reflects lower borrowing balances and rates for the revolver loan, reduction of Letters of Credit and Industrial Revenue Bonds balances, partially offset by an increase in term debt balances and related interest expense.   In addition, the interest on the revolving and term debt (excluding the restructured vendor debt) was lower because the interest rates on these debt instruments reflect the lowering of the prime bank rate combined with the lower add-on rate in our new loan facility.

Net income for the second quarter of 2001 was $175,000 compared to $129,000 for the same period in 2000, an increase of $46,000, or 35.7%.  This increase is a function of the gains recorded in non-operating income and interest explained in the preceding paragraphs.

Six months ended July 1, 2001 compared to six months ended July 2, 2000

Net sales for the first six months ending July 1, 2001 were $11,365,000, down $1,605,000, or 12.4%, versus net sales of $12,970,000 for the same period in 2000.  Compared to first six months 2000, the decline in net sales principally reflects a 21% drop in carburetor net sales, which were down $1.7 million.  This first six months 2001 carburetor sales decline replicates a continuation of the decline exhibited throughout 2000 by both of the Company's major retail customers.  In addition, agricultural equipment and heavy-duty customers sales were also below 2000 by 23% due to soft orders of heavy-duty starter and water pump product lines. Offsetting the heavy-duty/agricultural decline were substantially higher net sales of automotive products, which had a gain of 28%, over 2000 on strong orders for water pumps, starters and constant velocity axles.  Total product and core returns, which are reflected as reductions to gross sales, were 28.1% and 24.1% of gross sales in the first six months of 2001 and 2000, respectively.  Warranty and stock adjustment credits decreased at a lesser rate than the gross sales declined in the first six months 2001.

Carburetor net sales were 58.3% and 64.5% of total net sales in the first six months of 2001 and 2000, respectively. The substantial percentage point drop versus 2000 reflects the 21% decrease in carburetor net sales for the six months.  Although new vehicles sold in the United States and Canada are no longer equipped with carburetors, the Company continues to sell replacement units for older vehicles, many of which use carburetors. The Company expects that carburetor sales will continue to exhibit a steady decline in future periods.  In addition, carburetor margins may be negatively impacted in the future as customers accelerate product returns during periods of declining demand.

Cost of products sold in the first six months were $9.7 million, or 85.4% of net sales as compared to $10.7 million, or 82.4%, for the first quarter of 2000.  On a dollar basis, the cost of products sold were lower than 2000 by $1.0 million, or 9.5%.  Production spending was reduced at both manufacturing facilities in an attempt to balance production levels with the orders decline.

For the first six months 2001, selling, distribution and administrative expenses were $1,221,000, compared to $1,274,000 in the first quarter of 2000.  The 4.2% spending decrease can be attributed to reduced distribution costs due to the lower sales volume, lower selling expense, and lower administrative spending.  Corporate administrative overhead spending was up from first six months of 2000 reflecting the inclusion of loan acquisition cost amortization for the new Congress Financial Corporation loan facility.

#

Six months Results (Continued)

Other non-operating income of $160,000 for the six months was $83,000 higher than the $77,000 recorded for the same period in 2000.   This increase was accounted for by Canadian tax refunds of $63,000 for overpayment of non-resident and capital taxes and a $24,000 insurance claim recovery for business interruption during the December ice storm.

Interest expense was $231,000 for the first six months of 2001, versus $272,000 in the same period of 2000.  The interest expense reduction of $41,000 reflects lower borrowing balances and rates for the revolver loan, reduction of Letters of Credit and Industrial Revenue Bonds balances, partially offset by an increase in Term Debt balances and interest expense.   In addition, the interest on the revolving and term debt (excluding the subordinated debt) was lower because the interest rates on these debt instruments reflect the lowering of the prime bank rate combined with the lower add-on rate in our new loan facility.

For the first six months of 2001, earnings before extraordinary loss was $366,000 compared to $731,000 for the same period in 2000, a decline of $365,000, or 49.9%.  Accounting for the decline in earnings is the significant drop in net sales revenue of $1.6 million, combined with a less than proportionate drop of costs and expenses of $1.1 million.  The gains in other non-operating income and interest expense of $124,000, served to partially offset some of the decline.

The Company incurred an extraordinary write-off of $124,000 during the first six months for loan acquisition costs associated with securing the Bank of America loan facility in 1998.  These costs were being amortized over the four-year life of that loan facility.  The write-off was required because the Company entered into a new, three year, loan facility with Congress Financial Corporation (see Note 7).

Net income for the first six months was $242,000 compared to $731,000 for the same period in 2000, a decline of $489,000, or 66.9%.  The significant decline is explained in the preceding paragraphs.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

Net working capital at July 1, 2001 was $2,682,000, compared to $2,669,000 at the end of 2000, and  $2,102,000 at July 2, 2000.  The $13,000 increase in working capital over the 2000 year-end reflects a decrease in current assets of $719,000, largely a result of lower miscellaneous receivables and net inventories, offset by a current liabilities decrease of $732,000 reflecting a reduction in trade accounts payable and accrued expenses combined with lower current maturities of term notes.  Compared to July 2, 2000, the $580,000 increase in working capital primarily resulted from a $617,000 reduction in reserves associated with the 50% joint venture in Canada that was sold in December 2000.

Net trade accounts receivable at July 1, 2001 were $4,487,000, or $149,000 higher versus the year-end 2000 balance of $4,338,000, primarily as a result higher sales volume towards the end of the accounting period.   Net trade receivables decreased $220,000 compared to the July 2, 2000 balance of $4,894,000 reflecting improved collections.  Other receivables decreased $644,000 from year-end 2000 reflecting the receipt of the proceeds from the sale of a 50% owned joint venture.

#

Working Capital (Continued)

Net inventories of $8,382,000 at July 1, 2001, were lower by $205,000 compared to year-end fiscal 2000 balance.  Reductions in the parts and work-in-process inventories accounted for the decrease. Net inventories decreased $647,000 versus July 2, 2000 reflecting lower parts, work-in-process and finished goods inventories at both the Pennsylvania and Arkansas facilities.

Trade accounts payable at the end of the first quarter of 2001 were $575,000 lower than year-end 2000, and they were $471,000 lower than July 2, 2000.  The decline from year-end and last year is a result of the aggressive pay-down of trade payable account balances in the first quarter to comply with the new loan facility agreement.

Accrued expenses at the end of first quarter were $18,000 lower than fiscal year-end 2000 balances because of the reduction of excess accruals relating to workers compensation reserves reflecting favorable claims settlements.   Compared to July 2, 2000, accrued expenses were lower by $1.4 million reflecting reduction of accruals relating to workers compensation reserves together with reversal of reserves relating to the 50% owned joint venture sold at year-end 2000.

Debt

At July 1, 2001 the balance outstanding on the Company's new loan facility was $3,441,000 plus letter of credit accommodations of $1,356,000.  This compares to a loan balance on the previous loan facility at December 31, 2000 of $3,916,000 and letter of credit accommodations of $1,370,000. Loan balances on the previous loan facility at July 2, 2000 were $3,593,000 and accommodations of $1,693,000.  Details of the new loan facility are presented in Note 7, page 10.

SEASONALITY

The Company's business is slightly seasonal in nature, primarily as a result of the impact of weather conditions on the demand for certain automotive replacement parts.  Historically, the Company's sales and profits have been substantially higher in the first and fourth quarters of each year than in the second and first quarters.

FUTURE OUTLOOK

The Company announced in March that it is considering the consolidation of its manufacturing facilities.  While a final decision has not been made, management is evaluating alternatives.  Regardless of the outcome, management will continue its aggressive cost-cutting measures.

The Company closed its distribution center in Fresno, California, effective March 30, 2001.

Management is pursuing new products and markets to replace the declining sales of carburetors in traditional market segments.  The Company recently acquired the assets of B & T Rebuilders, Inc., which remanufactures air conditioning compressors for the passenger car, light truck and agricultural aftermarket (see note 8, page10, for details).  In addition to expanding this new business, efforts are continuing on internal product development and the pursuit of new products via acquisition.   The Company’s new $14 million credit facility with Congress Financial Corporation will help to provide the capital to accommodate these efforts.

#

FACTORS WHICH MAY AFFECT FUTURE RESULTS

This quarterly report contains forward-looking statements that are subject to risks and uncertainties, including but not limited to the following:

The Company expects the existing over-capacity in the automotive parts aftermarket and consolidation within its distribution channels to cause continued selling price pressure for the foreseeable future.  Currently, the Company manufactures and sells a variety of products in most market segments, including automotive warehouse distributors and jobbers, original equipment manufacturers of automotive equipment and large volume automotive retailers.  The anticipated decline in sales from the profitable carburetor product line over the longer term will impact future results.  The Company intends to offset these impacts through acquisitions, development of niche product markets, new product development, improvements in its manufacturing processes and cost containment with a strong focus on capacity utilization.  There is no assurance that the Company’s efforts will be successful.

The Company’s three largest customers accounted for an aggregate of 85.1% of the Company’s total sales through first six months of 2000.  Given the Company’s current operating structure, the loss of a large customer would have an adverse impact on the Company’s financial condition and results of operations.

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

#

PART II.     OTHER INFORMATION

ITEM 1.    Legal Proceedings

Lawson Street, City of Industry, California Cleanup Proceedings, and Puente Valley, California Superfund Proceeding

See Registrant’s Annual Report on Form 10-K, December 31, 2000, Environmental Section, page 8, for background of these proceedings.

Arvin Industries, Inc. et. al. versus Champion Parts, Inc. et. al.

Champion Parts filed counterclaims and cross claims on July 17, 2001, in response to the complaint brought against the Company by Arvin Industries, Inc. regarding allocation of cleanup costs at the Puente Valley Operable Unit of the San Gabriel Valley Superfund.  Arvin Industries in its complaint claims that it has agreed to pay $2,275,000 to resolve its liability for the site and states that it attempted to get the Company and another party to each pay one third of that amount.

The Company has demanded defense and indemnity from its insurance carriers for any liability at the Puente Valley Site.  The Company has established reserves for potential environmental and other legal liabilities that it believes to be adequate.   However, there can be no assurance that the reserves will be adequate to cover actual costs incurred.

ITEM 6.    Exhibits and Reports on Form 8-K

No Form 8-K reports were filed by the Company during the most recently completed fiscal quarter.

#

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHAMPION PARTS, INC.

(Registrant)

Date:   August 15, 2001

                                                                        By:    /s/  Jerry A. Bragiel

                                                                             Jerry A. Bragiel

                                                                             President, Chief Executive Officer

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

#