Form 10-Q
period 2001-09-30
CHAMPION PARTS INC
filed 2001-11-14
CIK 19161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

    Yes [X]    No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

                                  Class                                                     Outstanding as of September 30, 2001

               Common Shares - $0.10 Par Value                                          3,655,266

#

Champion Parts, Inc.

Form 10-Q

Cross Reference Index

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	18

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	18

	SIGNATURE PAGE	19

#

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CHAMPION PARTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Sept. 30, 2001	Dec. 31, 2000
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash	$ 172,000	$ 691,000

Accounts receivable, less allowance for uncollectibles of $242,000 and $207,000 in 2001 and 2000, respectively	5,797,000	4,338,000
Other receivables	416,000	1,053,000

Inventories, net of reserves	9,283,000	8,587,000

Prepaid expenses and other assets	843,000	290,000

Deferred income tax asset	42,000	42,000

TOTAL CURRENT ASSETS	16,553,000	15,001,000

PROPERTY, PLANT AND EQUIPMENT:
Land	197,000	197,000
Buildings	7,871,000	7,837,000
Machinery and equipment	13,757,000	12,995,000
Gross property, plant & equipment	21,825,000	21,029,000

Less: Accumulated depreciation	17,543,000	17,190,000

NET PROPERTY, PLANT & EQUIPMENT	4,282,000	3,839,000

OTHER ASSETS	276,000	-0-

TOTAL ASSETS	$21,111,000	$18,840,000

The accompanying notes are an integral part of these statements.

#

CHAMPION PARTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	Sept. 30, 2001	Dec. 31, 2000
	(Unaudited)	(Audited)
CURRENT LIABILITIES:
Accounts payable	$5,935,000	$6,433,000
Accrued expenses:
Salaries, wages and employee benefits	620,000	612,000
Other accrued expenses	3,041,000	3,699,000
Taxes other than income	95,000	95,000

Current maturities of long-term debt:
Current maturities – term notes	463,000	601,000
Current maturities – subordinated debt	192,000	192,000
Current maturities – IRB Loan	700,000	700,000
Current maturities – acquisition note	83,000	-0-
Total current maturities of long-term debt	1,438,000	1,493,000

TOTAL CURRENT LIABILITIES	11,129,000	12,332,000

DEFERRED INCOME TAXES	42,000	42,000

LONG-TERM DEBT:
Long-term notes payable – revolver	4,084,000	2,313,000
Long-term notes payable – term notes	2,180,000	1,002,000
Long-term notes payable – subordinated debt	2,255,000	2,398,000
Long-term note payable - acquisition	417,000	-0-
TOTAL LONG-TERM DEBT	8,936,000	5,713,000

STOCKHOLDERS' EQUITY/(DEFICIT):
Preferred stock - No par value; authorized 10,000,000
shares; issued and outstanding, none	-0-	-0-
Common stock - $.10 par value; auth. 50,000,000 shs;
issued and outstanding, 3,655,266 shs	366,000	366,000
Additional paid-in capital	15,578,000	15,578,000
(Accumulated deficit)	(14,940,000)	(15,191,000)
TOTAL STOCKHOLDERS’ EQUITY	1,004,000	753,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$21,111,000	$18,840,000

The accompanying notes are an integral part of these statements.

#

CHAMPION PARTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (CONDENSED)

FOR THE PERIODS ENDED

(Unaudited)

	Nine Months Sept. 30, 2001	Nine Months Oct. 1, 2000	Three Months Sept. 30, 2001	Three Months Oct. 1, 2000
Net Sales	$17,097,000	$17,618,000	$5,731,000	$4,597,000
Costs and Expenses:
Cost of products sold	14,984,000	14,611,000	5,278,000	3,883,000
Selling, distribution & administrative	1,817,000	1,830,000	593,000	557,000
Total costs and expenses	16,801,000	16,441,000	5,871,000	4,440,000

Operating income	296,000	1,177,000	(140,000)	157,000
Non-operating (income)/expense:
Interest expense	355,000	404,000	125,000	132,000
Other non-operating (income)	(434,000)	(17,000)	(274,000)	10,000
Total non-operating (income)/expense	(79,000)	387,000	(149,000)	142,000

Earnings before income taxes and extraordinary loss	375,000	790,000	9,000	15,000

Income taxes	-0-	45,000	-0-	1,000

Earnings before extraordinary loss	375,000	745,000	9,000	14,000

Extraordinary loss	124,000	-0-	0-	-0-

Net Income	$ 251,000	$ 745,000	$ 9,000	$14,000

Weighted Average Common Shares Outstanding at September 30, 2001:
Basic	3,655,266	3,655,266	3,655,266	3,655,266
Diluted	3,671,071	3,697,471	3,674,621	3,697,471

Earnings Per Common Share - Basic:
Earnings before extraordinary loss per common share	$ 0.10	$ 0.20	$ 0.00	$ 0.00
Extraordinary loss per common share	0.03	0.00	0.00	0.00
Net income per common share	$ 0.07	$ 0.20	$ 0.00	$ 0.00

Earnings Per Common Share - Diluted:
Earnings before extraordinary loss per common share	$ 0.10	$ 0.20	$ 0.00	$ 0.00
Extraordinary loss per common share	0.03	0.00	0.00	0.00
Net income per common share	$ 0.07	$ 0.20	$ 0.00	$ 0.00

The accompanying notes are an integral part of these statements

#

CHAMPION PARTS, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT)

 (Unaudited)

	Common Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated (Deficit)	Accumulated Comprehensive Income/(Loss)

BALANCE -- January 1, 2001	3,655,266	$ 366,000	$15,578,000	($15,191,000)	$-0-

Net Income	-0-	-0-	-0-	251,000	-0-

BALANCE -- Sept. 30, 2001	3,655,266	$ 366,000	$15,578,000	($14,940,000)	$-0-

The accompanying notes are an integral part of these statements

#

CHAMPION PARTS, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	Nine Months Sept. 30, 2001	Nine Months Oct. 1, 2000	Three Months Sept. 30, 2001	Three Months Oct. 1, 2000

Net Income	$ 251,000	$ 745,000	$ 9,000	$ 14,000

Other comprehensive income:
Foreign currency translation adj.	-0-	37,000	-0-	22,000

Comprehensive income	$ 251,000	$ 782,000	$ 9,000	$ 36,000

Components of accumulated other comprehensive income; included in the Company’s consolidated balance sheet, consist of the foreign currency translation adjustment.

The accompanying notes are an integral part of these statements.

#

CHAMPION PARTS, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	Nine Months Sept. 30, 2001	Nine Months Oct. 1, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income	$ 251,000	$ 745,000

Adjustments to reconcile net income to net cash provided by operating activities:
Extraordinary write-off	124,000	-0-
Gain on the sale of assets	-0-	(26,000)
Depreciation and amortization	353,000	485,000
Provision for inventory write-offs (Net)	673,000	582,000
Changes in assets and liabilities:
Accounts receivable (net trade)	(1,062,000)	(862,000)
Other accounts receivable	637,000	320,000
Inventories (gross)	(61,000)	(321,000)
Accounts payable	(595,000)	(701,000)
Accrued liabilities and other	(1,327,000)	(841,000)
NET CASH PROVIDED BY/(USED IN) OPERATIONS	(1,007,000)	(619,000)

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(55,000)	(58,000)
Purchase of B & T Rebuilders (Inventories, assets & goodwill)	(2,125,000)	-0-
Proceeds from the sale of assets	-0-	37,000
NET CASH (USED) IN INVESTING ACTIVITIES	(2,180,000)	(21,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings/(payments) under revolving loan agreement	1,771,000	872,000
Net borrowings/(payments) on term note obligations	1,040,000	(451,000)
Payments under long-term subordinate debt obligations	(143,000)	(151,000)
NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES	2,668,000	270,000

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	-0-	37,000
NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(519,000)	(333,000)

CASH AND CASH EQUIVALENTS - Beginning of period	691,000	1,330,000

CASH AND CASH EQUIVALENTS - End of period	$ 172,000	$997,000

The accompanying notes are an integral part of these statements.

#

CHAMPION PARTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

_________________________________________________________________

Note 1.

The accompanying financial statements for the nine months ended September 30, 2001 and October 1, 2000 have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  The condensed consolidated financial statements and these notes should be read in conjunction with the consolidated financial statements of the Company included in the Company's Annual Report submitted on Form 10-K for the year ended December 31, 2000.

The consolidated balance sheet at December 31, 2000 has been derived from the audited financial statements at that date.

Certain amounts relating to October 1, 2000, have been reclassified to conform to the current year's presentation.

Note 2.

The information furnished herein reflects all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period.  Results of operations for the three and nine months ending September 30, 2001 are not necessarily indicative of results to be expected for the entire year.

Note 3.

Inventories are valued at the lower of cost (first-in, first-out method) or market.  A summary of the net inventories follows:

	September 30, 2001	December 31, 2000
Raw materials	$ 3,931,000	$ 3,970,000
Work-in-process	2,566,000	2,746,000
Finished goods	2,786,000	1,871,000
Total Inventories	$ 9,283,000	$ 8,587,000

Included in inventory above were net cores of $5.3 million (September 30, 2001) and $4.9 million (December 31, 2000).

Note 4.

For reporting purposes, product and core returns are offset against gross sales in arriving at net sales. Total returns for the three months ended September 30, 2001 were $1,225,000 compared to $1,495,000  during the same quarter last year. Total returns for the nine months ended September 30, 2001 were $5,773,000 compared to $5,767,000 during the same period last year.

Note 5.

The income tax expense attributable to operations for the Nine months ended September 30, 2001 and October 1, 2000, differed from the amounts computed by applying the federal income tax rate of 34% principally as a result of tax benefits recognized related to the carry forward of net operating losses.

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

Business segment information is as follows:

	Nine Months September 30, 2001	Nine Months October 1, 2000
Net Revenues:
Fuel Systems & C.V. Assemblies	$ 11,546,000	$ 12,502,000
Electrical & Mechanical Products	5,551,000	5,116,000
Total Revenues	17,097,000	17,618,000

Depreciation & Amortization Expense:
Fuel Systems & C.V. Assemblies	147,000	148,000
Electrical & Mechanical Products	185,000	268,000
Corporate	21,000	69,000
Total depreciation & amortization	353,000	485,000

Interest Expense:
Fuel Systems & C.V. Assemblies	173,000	236,000
Electrical & Mechanical Products	188,000	158,000
Corporate	(6000)	10,000
Total interest expense	355,000	404,000

Net Income/(Loss):
Fuel Systems & C.V. Assemblies	1,274,000	2,600,000
Electrical & Mechanical Products	(140,000)	(734,000)
Corporate	(759,000)	(1,121,000)
Earnings before extraordinary (loss)	375,000	745,000
Extraordinary (loss)	(124,000)	-0-
Net Income	251,000	745,000

Capital Additions:
Fuel Systems & C.V. Assemblies	8,000	1,000
Electrical & Mechanical Products	754,000	13,000
Corporate	34,000	44,000
Total capital additions	796,000	58,000

Total Assets:
Fuel Systems & C.V. Assemblies	10,248,000	9,981,000
Electrical & Mechanical Products	9,839,000	8,013,000
Corporate	1,024,000	878,000
Total assets	$ 21,111,000	$ 18,872,000

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

Note 8.

On July 16, 2001, the Company acquired the assets of B & T Rebuilders, Inc., which remanufactures air conditioning compressors for the passenger car, light truck, and agricultural aftermarket.  Established in the mid-1990s, B & T operates from its Port Richey, Florida facility and distributes throughout the United States and Canada.   B & T will be operated as a Division of the Company.

The final net purchase price for the assets was $2,625,000 including professional fees related to the acquisition.  The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition:

Accounts receivable assumed	$ 396,000
Inventories	1,308,000
Equipment and Tooling	742,000
Goodwill	276,000
Total Assets Acquired	$ 2,722,000
Accounts payable assumed	(97,000)
Net Assets Acquired	$ 2,625,000

At closing, $2,125,000 was paid of the total purchase, with the balance set up as a $500,000 note to be paid in six equal installments over the next eighteen months.  The acquired assets were accounted for using the purchase method.  Pro forma financial information has not been presented because it was not deemed material.

Note 9.

Other non-operating (income)/expense - The Company has realized $434,000 of non-operating income in the nine months of 2001 which is accounted for by a reduction of $250,000 of reserves for EPA costs no longer required to support ongoing environmental lawsuits, Canadian tax refunds of $63,000 for overpayment of non-resident and capital taxes and a $24,000 insurance claim recovery for business interruption during the December, 2000 ice storm.

#

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three months ended September 30, 2001 compared to three months ended October 1, 2000

Net sales of $5,731,000 million for the third quarter ending September 30, 2001 increased $1,134,000, or 24.7%, versus net sales of $4,597,000 million for the same period in 2000.  The gain in net sales, compared to third quarter 2000, principally reflects the acquisition of the air conditioning compressor product lines, which added $676,000 of new sales.  Carburetor net sales were up 10.8% for the third quarter, reflecting lower product returns compared to 2000.  Sales of agricultural heavy-duty products were exceptionally strong for the third quarter, up 30.3% over third quarter 2000.  Net sales of automotive and light truck products had a decline of 2.9% over the prior period last year. In addition, total product and core returns, which are reflected as reductions to gross sales, were 17.3% and 24.3% of gross sales in the third quarter of 2001 and 2000, respectively.

Carburetor net sales were 60.9% and 68.5% of total net sales in the third quarter of 2001 and 2000, respectively. The percentage point drop versus 2000 reflects the addition of the air conditioning product lines to the total sales base during the quarter.  Without air conditioning products in the sales base, carburetors were 69.0% of total net sales.  Although new vehicles sold in the United States and Canada are no longer equipped with carburetors, the Company continues to sell replacement units for older vehicles, many of which use carburetors. The Company expects that carburetor sales will exhibit a steady decline in future periods.  In addition, carburetor margins may be negatively impacted in the future as customers accelerate product returns during periods of declining demand.

Cost of products sold in the third quarter were $5.3 million, or 94.5% of net sales as compared to $3.9 million, or 84.5%, for the third quarter of 2000.  The cost of products sold was higher than 2000 by $1.4 million reflecting $766,000 increase due to the substantially higher sales volume, with the balance a result of significantly higher cost of core and increased labor spending.

For the third quarter 2001, selling, distribution and administrative expenses were $593,000, compared to $557,000 in the third quarter of 2000.  The $36,000 spending increase can be attributed to higher Corporate administrative overhead spending reflecting the inclusion of loan acquisition cost amortization for the new Congress Financial Corporation loan facility.  S, G & A for the plant operations were slightly lower than the third quarter of 2000.

For the third quarter of 2001, there was an operating loss of $140,000 compared to income of $157,000 for the same period in 2000.  Largely accounting for the operating loss was the higher cost of core and labor spending mentioned in the preceding analysis.

Other non-operating income of $149,000 for the quarter was $291,000  higher than the $142,000 expense recorded for the third quarter 2000.   This was primarily accounted for by a reduction of $250,000 of reserves for EPA costs no longer required to support ongoing environmental lawsuits, and lower interest expense reflecting the drop in the prime borrowing rate.

Net income for the third quarter of 2001 was $9,000 compared to $14,000 for the same period in 2000, a decrease of $5,000, or 35.7%.  This decrease is a primarily a function of the higher cost of products sold mentioned earlier.

#

Nine months ended September 30, 2001 compared to nine months ended October 1, 2000

Net sales for the nine months ending September 30, 2001 were $17,097,000 versus $17,618,000 for the same period in 2000, a decline of $521,000, or 3.0%.  Compared to nine months 2000, the decline in net sales principally reflects a 12.6% drop in carburetor net sales, which were down $1.5 million.  The nine months 2001 carburetor sales decline replicates a continuation of the decline exhibited throughout 2000 by the Company's major retail customers.  In addition, agricultural equipment and heavy-duty customers sales were also below 2000 by 18.8% due to soft orders of heavy-duty starter and water pump product lines during the first half of the year.  Partially offsetting these declines was the addition of $676,000 of air conditioning products sales resulting from the acquisition of B & T Rebuilders during the quarter.  Net sales of automotive products also had a gain of 18.8% over 2000 on strong orders for water pumps starters and constant velocity axles.  Total product and core returns, which are reflected as reductions to gross sales, were 24.8% and 24.2% of gross sales in the nine months of 2001 and 2000, respectively.  Warranty and stock adjustment credits decreased at a lesser rate than the gross sales declined in the nine months 2001.

Carburetor net sales were 59.2% and 65.7% of total net sales in the nine months of 2001 and 2000, respectively. The significant percentage point drop versus 2000 reflects the 13% decrease in carburetor net sales for the nine months.  Although new vehicles sold in the United States and Canada are no longer equipped with carburetors, the Company continues to sell replacement units for older vehicles, many of which use carburetors. The Company expects carburetor sales will continue to exhibit a steady decline in future periods.  In addition, carburetor margins may be negatively impacted in the future as customers accelerate product returns during periods of declining demand.

Costs of products sold in the nine months were $15.0 million, or 88.4% of net sales as compared to $14.6 million, or 82.9%, for the nine months of 2000.  On a dollar basis, the cost of products sold were higher than 2000 by $373,000, or 2.6%.  Largely accounting for this increase over last year were higher materials and core costs.

For the nine months 2001, selling, distribution and administrative expenses were $1,817,000, compared to $1,830,000 for the same period in 2000.  The 0.7% spending decrease can be attributed to reduced distribution costs due to the lower sales volume, lower selling expense, and lower administrative spending.  Partially offsetting these items was higher Corporate administrative overhead spending, which was up from nine months of 2000, reflecting the inclusion of loan acquisition cost amortization for the new Congress Financial Corporation loan facility.

Other non-operating income of $434,000 for the nine months was $417,000 higher than the same period in 2000.  This increase was accounted for by a reduction of $250,000 of reserves for EPA costs no longer required to support ongoing environmental lawsuits, Canadian tax refunds of $63,000 for overpayment of non-resident and capital taxes and a $24,000 insurance claim recovery for business interruption during the December, 2000 ice storm.

Interest expense was $355,000 for the nine months of 2001, versus $404,000 in the same period of 2000.  The interest expense reduction of $49,000 reflects lower borrowing balances and rates for the revolver loan in the first six months, reduction of Letters of Credit and Industrial Revenue Bonds balances, partially offset by an increase in Term Debt balances and the resulting interest cost.   In addition, the interest cost on the revolving and term debt (excluding the subordinated debt) was lower because the interest rates on these debt instruments reflect the continued lowering of the prime bank rate combined with the lower add-on rate in our new loan facility.

#

Nine months (Continued):

For the nine months of 2001, earnings before extraordinary loss was $375,000 compared to $745,000 for the same period in 2000, a decline of $370,000, or 49.9%.  Accounting for the decline in earnings is the drop in net sales revenue of $521,000, combined with a less than proportionate drop of total costs and expenses of $360,000.  The gains in other non-operating income and interest expense of $466,000, served to partially offset some of the decline.

The Company incurred an extraordinary write-off of $124,000 during the nine months for loan acquisition costs associated with securing the Bank of America loan facility in 1998.  These costs were being amortized over the four-year life of that loan facility.  The write-off was required because the Company entered into a new, three year, loan facility with Congress Financial Corporation (see Note 7, page 11).

Net income for the nine months was $251,000 compared to $745,000 for the same period in 2000, a decline of $494,000, or 66.3%.  The significant decline is explained in the preceding paragraphs.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142).  SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interest method of accounting for business combinations initiated after June 30, 2001.  SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria.  SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001.  It also requires, upon adoption of SFAS 142 that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually.  In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life.  An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142.  SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized.  SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption.  The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

As of September 30, 2001, the net carrying amount of goodwill is $276,000 related to the acquisition of B & T Rebuilders, Inc.  This acquisition was accounted for under the provisions of SFAS 141 and 142.

#

New Accounting Pronouncements (Continued):

In October 2001, the Financial Accounting Standards Board issued SFAS 144 “Accounting for the impairment or Disposal of Long-Lived Assets” (“FAS 144”).  This statement addresses financial accounting and reporting for the impairment and disposal of long-lived assets.  This Statement supercedes FASB Statement 121,”Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, and the accounting and reporting provisions of APB Opinion No. 30,”Reporting the Results of Operations – Reporting the Effect of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business.  The provisions of FAS 144 will be effective for fiscal years beginning after December 15, 2001.  The Company is currently evaluating the implications of adoption of FAS 144 and anticipates adopting its provisions in fiscal year 2002.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

Net working capital at September 30, 2001 was $5,424,000, compared to $2,669,000 at the end of 2000, and  $2,481,000 at October 1, 2000.  The $2,755,000 increase in working capital over the 2000 year-end reflects a increase in current assets of $1,552,000, largely a result of the addition of B & T Rebuilders receivables and inventories amounting to $1,741,000, combined with a current liabilities decrease of $1,203,000 reflecting a reduction in trade accounts payable and accrued expenses combined with lower current maturities of term notes.  Compared to October 1, 2000, the $2,943,000 increase in working capital primarily resulted from the addition of B & T Rebuilders assets mentioned earlier, together with a $617,000 reduction in reserves associated with the 50% joint venture in Canada that was sold in December 2000.

Net trade accounts receivable at September 30, 2001 were $5,797,000, or $1,459,000 higher versus the year-end 2000 balance of $4,338,000, primarily as a result higher sales volume towards the end of the accounting period plus $477,000 of trade receivables for B & T Rebuilders at September 30th.   Net trade receivables increased $1,515,000 compared to the October 1, 2000 balance of $4,282,000 for the same reasons mentioned in the previous sentence.  Other receivables decreased $637,000 from year-end 2000 reflecting the receipt of the proceeds from the sale of a 50% owned joint venture.

Net inventories of $9,283,000 at September 30, 2001, were higher by $696,000 compared to year-end fiscal 2000 balance.  This increase reflects the inclusion of $1,264,000 of B & T Rebuilders inventories at September 30th, which was partially offset by $61,000 of reductions in the raw core, parts and work-in-process inventories, and a $673,000 increase in inventory reserves.  Net inventories decreased $304,000 versus October 1, 2000 for the same reasons mentioned in the preceding sentence.

Trade accounts payable at the end of the third quarter of 2001 were $664,000 lower than year-end 2000, and they were $662,000 lower than October 1, 2000.  The decline from year-end and last year is a result of the aggressive pay-down of trade payable account balances in the first quarter to comply with the new loan facility agreement.  Included in the September 30th balance was $50,000 of payables for B & T Rebuilders.

#

Working Capital (Continued):

Accrued expenses at the end of the third quarter were $658,000 lower than fiscal year-end 2000 balances because of the reduction of accruals relating to workers compensation reserves reflecting favorable claims settlements and the reduction of the EPA reserve.   Compared to October 1, 2000, accrued expenses were lower by $1.5 million reflecting reduction of accruals relating to workers compensation reserves, the reduction of the EPA reserve, and the reversal of reserves relating to the 50% owned joint venture sold at year-end 2000.

Debt

At September 30, 2001 the balance outstanding on the Company's new loan facility was $6,728,000 plus letter of credit accommodations of $906,000.  This compares to a loan balance on the previous loan facility at December 31, 2000 of $3,916,000 and letter of credit accommodations of $1,370,000. Loan balances on the previous loan facility at October 1, 2000 were $3,845,000 and accommodations of $1,693,000.  Details of the new loan facility are presented in Note 7, page 11.

On July 16, 2001, the Company acquired the assets of B & T Rebuilders, Inc., which remanufactures air conditioning compressors for the passenger car, light truck, and agricultural aftermarket.  The final net purchase price for the assets was $2,625,000.   At closing, $2,125,000 was paid using the revolving line of credit loan availability to source the funds, and the balance, $500,000, was set up as a long-term note to be paid in six equal installments over the next eighteen months.  Details of the acquisition are presented in Note 8, page 11.

SEASONALITY

The Company's business is slightly seasonal in nature, primarily as a result of the impact of weather conditions on the demand for certain automotive replacement parts.  Historically, the Company's sales and profits have been substantially higher in the first and fourth quarters of each year than in the second and third quarters.

FUTURE OUTLOOK

The Company announced in March that it is considering the consolidation of its manufacturing facilities.  While a final decision has not been made, management is currently evaluating alternatives.  Regardless of the outcome, management intends to continue its aggressive cost-cutting measures.

Management is pursuing new products and markets to replace the declining sales of carburetors in traditional market segments.  The Company recently acquired the assets of B & T Rebuilders, Inc., which remanufactures air conditioning compressors for the passenger car, light truck and agricultural aftermarket (see note 8, page10, for details).  In addition to expanding this new business, efforts are continuing on internal product development and the pursuit of new products via acquisition.   The Company’s new $14 million credit facility with Congress Financial Corporation is expected to provide the capital to accommodate these efforts.

#

FACTORS WHICH MAY AFFECT FUTURE RESULTS

This quarterly report contains forward-looking statements that are subject to risks and uncertainties, including but not limited the statements under "Future Outlook" and to the following:

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

The Company’s three largest customers accounted for an aggregate of 83.4% of the Company’s total sales through nine months of 2000.  Given the Company’s current operating structure, the loss of a large customer would have an adverse impact on the Company’s financial condition and results of operations.

While the Company has established reserves for potential environmental liabilities that it believes to be adequate, there can be no assurance that the reserves will be adequate to cover actual costs incurred in excess of insurance coverage or that the Company will not incur additional environmental liabilities in the future.

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

ITEM 1.    Legal Proceedings

Lawson Street, City of Industry, California Cleanup Proceedings, and Puente Valley, California Superfund Proceeding

See Registrant’s Annual Report on Form 10-K, December 31, 2000, Environmental Section, page 8, for background of these proceedings.

Arvin Industries, Inc. et. al. versus Champion Parts, Inc. et. al.

See Registrant’s Quarterly Reports on Form 10-Q, April 1 and July 1, 2001, Item 1, with respect to the litigation with Arvin Industries, Inc.

ITEM 6.    Exhibits and Reports on Form 8-K

No Form 8-K reports were filed by the Company during the most recently completed fiscal quarter.

#

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHAMPION PARTS, INC.

(Registrant)

Date:   November 14, 2001

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