Form 10-K
period 2001-12-31
CHAMPION PARTS INC
filed 2002-04-01
CIK 19161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission File No. 1-7807

  CHAMPION PARTS, INC.

(Exact name of Registrant as specified in its charter)

Illinois

36-2088911

    (State or other jurisdiction of incorporation or organization)

(IRS Employer Identification Number)

2005 West Avenue B, Hope, Arkansas

 71801

             (Address of Principal Executive Offices)

 (Zip Code)

Registrant's telephone number, including area code:                     (870) 777-8821

Securities Registered Pursuant to Section 12(b) of the Act:            None

Securities Registered Pursuant to Section 12(g) of the Act:           Common Shares, $.10 Par Value

                                                     (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [X]

As of March 15, 2002, 3,655,266 Common Shares were outstanding and the aggregate market value of the Common Shares held by non-affiliates of the Registrant (based on the closing price as reported by the National Quotation Bureau Incorporated) was approximately $667,716.  For information as to persons considered to be affiliates for purposes of this calculation, see "Item 5,  Market for the Company's Common Shares and Related Shareholder Matters".

#

Champion Parts, Inc.

Form 10-K

Cross Reference Index

PART IV
	Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K……..…………………….	29

#

PART I

Item 1.      Business

Unless context indicates otherwise, the term  "Company" as used herein means Champion Parts, Inc. and its subsidiaries.

Recent Developments

On July 16, 2001, the Company acquired the assets of B & T Rebuilders, Inc., which remanufactures air conditioning compressors for the passenger car, light truck, and agricultural aftermarkets.  Established in the mid-1990s, B & T operates from its manufacturing facility in Port Richey, Florida and distributes throughout the United States and to other countries.   B & T is being operated as a Division of the Company.

The Company announced on January 10, 2002, that it would close the Beech Creek, Pennsylvania facility and consolidate manufacturing operations at the Hope, Arkansas facility. The closing of this facility will eliminate having to operate two plants at significantly under capacity, and will allow the Company to further reduce costs and improve operating efficiencies.  See Item 7, "Management's Discussion and Analysis of operations", for further details.

Products

The Company is reporting two operating business segments in the same format as reviewed by the Company's senior management.  In segment one, the Company remanufactures and sells replacement fuel system components (carburetors and diesel fuel injection components) and constant velocity drive assemblies for substantially all makes and models of domestic and foreign automobiles, trucks and marine applications. In segment two, it remanufactures and sells replacement electrical and mechanical products for certain passenger car, agricultural, marine and heavy-duty truck original equipment applications.

During the fiscal years ended December 31, 2001, 2000 and 1999, the Company's net sales of parts for automobiles (including light duty trucks) accounted for 86%, 86%, and 88%, respectively, of the Company's total net sales; while sales of parts for heavy duty trucks, farm equipment and marine applications accounted for 14%, 14% and 12%, respectively, of total net sales.

Marketing and Distribution

The Company's products are marketed throughout the continental United States and in a limited way in Canada.  The Company sells carburetors to aftermarket retail chains that distribute products through their stores. In addition, the Company sells electrical, mechanical and constant velocity drive products to manufacturers of automobiles, trucks and farm equipment, which purchase the Company's products for resale through their dealers. The Company also sells carburetors, constant velocity drive assemblies and air conditioning compressors to automotive and marine

#

warehouse distributors, which in turn sell to jobber stores and through them to service stations, automobile and marine repair shops and individual motorists.

Of the Company's gross sales in the year ended December 31, 2001, approximately 69% were to retailers; approximately 26% were to manufacturers of automobiles, trucks and farm equipment and heavy duty fleet specialists; and approximately 5% were to automotive warehouse distributors, marine and other customers.

The Company exhibits its products at trade shows.  The Company also prepares and publishes catalogs of its products, including a guide with information as to the various vehicle models for which the Company's products may be used and a pictorial product identification guide to assist customers in the return of used units.  The Company's salesmen and sales agents call on customers and prospective customers to familiarize them with the Company's products, and the applications of its products.

During the fiscal year ended December 31, 2001, the three largest customers of the Company accounted for approximately 83% of net sales (40%, 28%, and 15%).  In the year ended December 31, 2000, the three largest customers of the Company accounted for approximately 88% of net sales (41%, 32%, and 15%).  While in the fiscal year ended December 31, 1999, the three largest customers of the Company accounted for approximately 88% of net sales  (50%, 25%, and 13%).   No other customer accounted for more than 10% of net sales in all three years.

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

Materials

In its remanufacturing operations, the Company obtains used units, commonly known as "cores". A majority of the units remanufactured by the Company are acquired from customers as trade-ins, generally referred to as "core returns", which are encouraged by the Company in the sale of remanufactured units.

The price of a finished product is comprised of a separately invoiced amount for the core included in the product ("core value") and an amount for remanufacturing.  Upon receipt of a core as a trade-in, credit is given to the customer for the then current core value of the part returned.  The Company limits trade-ins to cores for units included in its sales catalogs and in rebuildable condition, and

#

 credit for cores is allowed only against purchases by the customer of similar remanufactured products within a specified time period.  The dollar volume of the core returns further limits a customer's total allowable credit for core trade-ins.  The Company also permits warranty and stock adjustment returns (generally referred to as "product returns") pursuant to established policies.  The Company's core return policies are consistent with industry practice, whereby remanufacturers accept product returns from current customers regardless of whether the remanufacturer actually sold the product.  The Company has no obligation to accept product returns from customers that no longer purchase from the Company.

Patents, Trademarks, Etc.

The Company has no material patents, trademarks, licenses, franchises or concessions.

Backlog

The Company did not have a significant order backlog at December 31, 2001.

Competition

The remanufactured automotive parts industry is highly competitive as the Company competes with a number of other companies (including certain original equipment manufacturers), which sell remanufactured automotive parts.  The Company competes with several large regional remanufacturers and with remanufacturers that are franchised by certain original equipment manufacturers to remanufacture their products for regional distribution.  The Company also competes with numerous remanufacturers that serve comparatively local areas.  In addition, sales of remanufactured parts compete with sales of similar new replacement parts. Manufacturers of kits used by mechanics to rebuild carburetors may also be deemed to be competitors of the Company.

The Company competes in a number of ways, including price, quality, product performance, prompt order fill, service and warranty policy.  The Company believes its technical expertise in the niche product lines it sells has been an important factor in enabling the Company to compete effectively.

Engineering

Product engineers support each of the Company’s main product lines.  Engineers participate in product planning, product line structuring, cataloging and engineering of the Company's products and in developing manufacturing processes.  The primary activities of the product engineers are in improving the quality of existing products, formulating specifications and procedures for remanufactured products for use on makes and models of vehicles for which they were originally designed, converting cores from earlier makes and models for use on other makes and models and developing specifications, supplies and procedures for remanufacturing newly introduced products.

#

The engineers also design and build new tools, machines and testing equipment for use in all the Company's plants, and develop specifications for certain components manufactured by the Company for use in its remanufacturing operations.  The engineer's design and test new methods of reassembling components and cleaning parts and cores. The Company believes such activities improve the Company's ability to serve the needs of its customers.

The Company employs a Director of Quality Assurance who conducts periodic quality audits of the Company's plants under its quality improvement program to test product quality and compliance with specifications.

Environmental Matters

The Company is subject to various federal, state and local environmental laws and regulations incidental to its business.  The Company continues to modify, on an ongoing basis, processes that may have an environmental impact. Although management believes that the current level of environmental reserves are adequate to satisfy the future compliance with the environmental laws, the ultimate outcome of its environmental matters and potential insurance settlements are undeterminable.  Accordingly, there can be no assurance that these reserves will be adequate. See Item 3, "Legal Proceedings - Environmental Matters" for additional discussion.

Employees

As of December 31, 2001, the Company employed approximately 519 people including corporate headquarters, plant and warehouse facilities.

The Collective Bargaining Agreement between the Company and the International Brotherhood of Electrical Workers at the Company's Pennsylvania facilities was renewed, for a three-year term in November 1999 effective as of September 1, 1999.  The contract was settled with wage increases granted over the life of the agreement that comes up for renewal August 31, 2002.  The Union signed a shutdown agreement on March 15, 2002 accepting the Company’s terms for closing the facility at Beech Creek, Pennsylvania (see Item 7.). Under this agreement, the Company will use former IBEW employees when temporary labor is required to facilitate the closing of the plant until the contract expires on August 31, 2002.

#

Item 2.      Properties

The Company's corporate headquarters occupies office space at the Hope Division facility, 2005 West Avenue B, Hope Arkansas.  This facility houses the Company's corporate office functions, including executive, administration, finance, and data processing.

The following table sets forth certain information with respect to each of the Company's remanufacturing, warehousing and service facilities other than the corporate headquarters:

	Warehouse Area	Manufacturing Area
Location:	(Sq. Ft.)	(Sq. Ft.)
Owned:
Beech Creek, Pennsylvania	40,000	160,000
Hope, Arkansas (Excluding Headquarters)	55,000	221,000

Leased:
Distribution Center
Oshawa, Ontario, Canada	3,400	-0-
Port Richey, Florida	7,000	12,000

The Company's plants are well maintained and are in good condition and repair. A substantial portion of the machinery and equipment has been designed by the Company for its particular purposes and, in many instances, has been built by it.

Item 3.      Legal Proceedings

Environmental Matters

1.    Beech Creek, Pennsylvania Facility Soil and Groundwater Contamination.

In May 1991, the Pennsylvania Department of Environmental Protection (“PADEP”) notified the Company that there was evidence of trichloroethylene and trichloroethane in the soil, and possibly the groundwater under the Beech Creek facility.  Further, PADEP was concerned that the contamination had migrated off site. PADEP demanded that the Company conduct an investigation to determine the source and extent of the contamination, and perform any required cleanup. The Company retained a qualified environmental consultant to prepare a site investigation plan. In June of 1992 PADEP approved the investigation plan. The plan, which included extensive soil testing and groundwater monitoring, was completed in 1995.

#

Cleanup commenced in 1995 at the Beech Creek plant. Cleanup activities consist of the venting of volatile organic gases from soil, and the pumping and treating of groundwater. While there are always uncertainties in predicting future cleanup costs, recent experience has shown that the maintenance and operation of the system has been approximately $20,000 per year.  In November 1998, the Company submitted a plan to PADEP to monitor groundwater and to stop operation of the remediation system under Pennsylvania’s “Act Two.”  The plan was approved in late 1999.  In January 2001, PADEP indicated that a minimum of eight quarterly rounds of sampling would be needed before an Act Two liability release can be granted by PADEP.

The Beech Creek matter is a subject of the insurance carrier litigation (see item 4 below).

2.   Lawson Street, City of Industry, California Cleanup Proceedings, and Puente Valley, California Superfund Proceeding

The Company formerly operated a manufacturing facility at 825 Lawson Street, City of Industry, California. The Company and the other former owners and operators of the Lawson street property have been identified by United States Environmental Protection Agency ("USEPA") as potentially responsible parties for the Puente Valley operable unit of the San Gabriel Valley Superfund Site ("the Puente Valley Site"), because of the location of the Lawson Street property.  USEPA has issued a Record of Decision (ROD) identifying the preferred cleanup alternative for the Puente Valley Site. The ROD estimates that the future cleanup costs will be approximately $28,000,000.

One of the other former operators of the Lawson Street property entered into an agreement with another Puenta Valley Site "Potentially Responsible Party", whereby  they paid $2,275,000 to resolve the liability of all the 825 Lawson Street parties for the Puente Valley cleanup.  This party then initiated litigation against the Company and certain other former owners and operators of the 825 Lawson Street property for contribution.

The Company is presently negotiating the terms of a proposed settlement with this former operator to resolve the Company's liability for the Puente Valley Site cleanup.  Concurrently, the Company is negotiating the terms of a proposed settlement agreement with certain of its insurance carriers, whereby those carriers would pay the Company the major portion of the settlement amount.  There is no assurance that the parties will reach a settlement.

The Puente Valley, California Superfund matter is a subject of the insurance carrier litigation (see item 4 below).

3.     Spectron, Maryland Superfund Proceeding

On September 20, 1995, the USEPA notified the Company (along with several hundred other companies) of potential liability for response actions at the Spectron Superfund Site.  The USEPA letter asked the Company and the other "Potentially Responsible Parties", PRPs, to negotiate with USEPA for their performance of a remedial investigation/feasibility study at the Spectron Site.

#

In addition to the USEPA letter, the Company received a letter from a group of other PRPs at the Site. Based on the allegations as to the quantity of materials sent to the site from the Company, the allegations about the materials sent to the Site by other PRPs, and the Steering Committee PRPs’ prediction of total costs of investigation and cleanup at the Site, the Company’s share of the liability is estimated at $158,000.  This amount would be payable over several years.  In addition, the Steering Committee PRPs appear to be planning on a de minimis settlement option.  Settlement of the de minimis settlement option would cost the Company an estimated $229,471 to $305,961, depending on reopener provisions.

The Company has demanded defense and indemnity from its insurance carriers for any liability at the Spectron Site and one of the carriers has settled with the Company (see item 4. below). The Company plans to vigorously pursue its claims against other insurance carriers, if necessary.  Further, the Company believes that its former solvent supplier and waste solvent transporter are responsible for a share of any liability the Company incurs for the Spectron Site cleanup. The Company plans to pursue the transporter for the claim.

4.      Litigating Against Insurance Carriers.

The Company had filed a complaint in Illinois State Court, in DuPage County, against its insurance carriers for a declaration that the insurance carriers are liable for all of the Company’s investigation and cleanup costs at the Beech Creek, City of Industry, Puente Valley and Spectron sites.  The Company entered into a Partial Settlement Agreement, in 1995 and 1998, with certain primary insurance carriers, whereby those carriers paid the Company a significant percentage of its past defense and investigation costs at the Beech Creek, City of Industry, Spectron and Puente Valley sites.

The Company concluded settlement in late 1998 with its insurance carriers regarding the Company’s liability for cleanup of the Lawson street site. The Company dismissed the litigation, without prejudice with regard to the insurance carriers' liability for Puente Valley or any other site, with the right to refile it at any time.

5.

Asbestos Litigation

In 2001, 2000 and 1999, the Company was one of numerous defendants named in suits for personal injuries caused by exposure to products containing asbestos. The Company put its insurance carriers on notice and its attorneys have filed answers denying the allegations in the complaints.   Some of the Company’s insurance carriers have agreed to defend the Company, under a reservation of rights.

While it is not possible to predict the course these cases may take in the future, the Company has been dismissed from approximately half of these cases to date.

#

Summary

The Company has established reserves of $238,000 for potential environmental and other legal liabilities that it believes to be adequate.   However, there can be no assurance that the reserves will be adequate to cover actual costs incurred or that the Company will not incur additional environmental or other legal liabilities in the future.

Item 4.      Submission of Matters to a Vote of Shareholders

None

#

PART II

Item 5.      Market for the Registrant's Common Stock and Related

                 Shareholder Matters

The Company's Common Shares are traded over the counter on the NASD Electronic Bulletin Board under the symbol "CREB.OB".  As of December 31, 2001, there were 643 holders of record of the Company's Common Shares.  This number does not include beneficial owners of Common Shares whose shares are held in the name of banks, brokers, nominees or other fiduciaries.

The information appearing in the following table on the range of high and low trade prices for the Company's Common Shares was obtained from NASDAQ quotations provided in the OTC Market Report published by the National Quotation Bureau. Such high and low bids reflect interdealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Year Ended	Year Ended
December 31, 2001	December 31, 2000

	Low	High	Low	High
	Bid ($)	Bid ($)	Bid ($)	Bid ($)
1st Quarter	0.44	0.63	0.53	0.75
2nd Quarter	0.56	0.69	0.78	1.00
3rd Quarter	0.44	0.65	0.56	0.91
4th Quarter	0.40	0.49	0.36	0.66

Under the Company's credit agreement, the Company is not permitted to pay dividends. The Company has not paid any dividends for more than twenty years.

Only for purposes of the calculation of aggregate market value of the Common Shares held by non-affiliates of the Company as set forth on the cover page of this report, the Common Shares held by Dana Corporation, RGP Holding, Inc., the Company's Employee Stock Ownership, and shares held by members of the families of the children of late Elizabeth Gross, the mother of two of the Company's directors, were included in the shares held by affiliates. Certain of such individuals and entities may not be affiliates.

#

Item 6.      Selected Financial Data

	2001	2000	1999	1998	1997
Income Summary:

Net Sales	$21,936,000	$22,245,000	$28,567,000	$26,442,000	$24,165,000
Costs and Expenses:
Operating costs and other, net (Note 1)	21,304,000	20,904,000	26,329,000	24,588,000	23,948,000
Gain on disposal of assets (Note 2)	-0-	(26,000)	-0-	(277,000)	-0-
Gain on sale of investment (Note 5)	-0-	(753,000)	-0-	-0-	-0-
Interest - net	491,000	556,000	539,000	865,000	973,000
Total costs and expenses	21,795,000	20,681,000	26,868,000	25,176,000	24,921,000
Income/(Loss) before income taxes & extraordinary gain	141,000	1,564,000	1,699,000	1,266,000	(756,000)
Income taxes / (Benefits)	10,000	100,000	27,000	42,000	-0-
Net Income/(Loss) before extraordinary gain	131,000	1,464,000	1,672,000	1,224,000	(756,000)
Extraordinary (Loss)/Gain (Note 3)	(124,000)	-0-	59,000	279,000	596,000
Net Income/(Loss)	$ 7,000	$1,464,000	$1,731,000	$1,503,000	$(160,000)

Average Common Shares Outstanding and Share Equivalents:
Basic	3,655,266	3,655,266	3,655,266	3,655,266	3,655,266
Diluted	3,671,497	3,689,190	3,687,544	3,655,266	3,655,266
Basic Earnings per Common Share:

Net Inc/(Loss) before Extraordinary Gain per Common Share	$ 0.03	$ 0.40	$ 0.45	$ 0.33	$ (0.21)
Extraordinary (Loss)/Gain per Common Share	(0.03)	-0-	$ 0.02	$ 0.08	$ 0.16
Net Income/(Loss) per Common Share	$ 0.00	$ 0.40	$ 0.47	$ 0.41	$ (0.05)

Diluted Earnings per Common Share:
Net Inc/(Loss) before Extra. (loss)/Gain per Common Share	$ 0.03	$ 0.40	$ 0.45	$ 0.33	$ (0.21)
Extraordinary (Loss)/Gain per Common Share	(0.03)	-0-	$ 0.02	$ 0.08	$ 0.16
Net Income/(Loss) per Common Share	$ 0.00	$ 0.40	$ 0.47	$ 0.41	$ (0.05)

At Year-End:
Total Assets	$ 23,980,000	$ 18,840,000	$ 19,575,000	$ 17,319,000	$ 17,276,000
Long Term Debt Obligations (Note 4)	$ 11,400,000	$ 5,713,000	$ 6,076,000	$ 6,263,000	$ 2,377,000

Notes:

Note 1:

Included in the 2001 operating costs is a one time charge of $154, 000 to establish a restructuring reserve for the expenses associated with the shut-down of the Beech Creek, Pennsylvania, facility.

Note 2:

Included in the 2000 disposal of assets is a $26,000 gain from the sale of tooling.  In 1998, the Company recorded a $265,000 gain on the sale of the Ft. Worth Texas property.  This gain is included in gain on disposal of assets.

#

Selected Financial Statistics (continued)

Note 3:

In 2001, an extraordinary write-off of $124, 000 was required when the Company entered into a new three-year loan facility with Congress Financial Corporation.  The extraordinary write-off was for loan acquisition costs associated with securing the Bank of America loan facility in 1998.  These costs were being amortized over the four-year life of that loan facility.

 In 1999, an extraordinary gain of $59,000 was reported which resulted from a creditor debt restructuring settlement.

An extraordinary gain was reported in 1998 consisting of an $187,000 net gain from the forgiveness of prior loans and fees by lenders plus a $92,000 gain from creditor debt restructuring settlements.

In 1997, the Company reached a composition agreement with approximately 90% of its unsecured creditors with past due balances of $3.4 million.   As a result of this settlement, an extraordinary gain of $596,000 was reported in 1997.

Note 4:

Long-term obligations in 1997 do not reflect amounts due on the bank credit agreement and other maturities because they were treated as short-term obligations.   In August of 1998, the $1.3 million of the $1.5 million Industrial Revenue Bond, previously reported as a short-term obligation, was reclassified as long-term debt due to the Bank of America refinancing (see Note 4, to the Consolidated Financial Statements).

Note 5:

The Company realized a gain of $753,000 in 2000 resulting from the sale of the Company's 50% interest in an automotive engine remanufacturer that had been accounted for using the equity method.  The gain reflects net proceeds realized after legal, other fees, and reversals of foreign translation adjustments and the reserves that guaranteed the bank loans.

#

Item 7.      Management's Discussion and Analysis of Financial

                 Condition and Results of Operations

Overview of recent events

Acquisition

On July 16, 2001, the Company acquired the assets of B & T Rebuilders, Inc., which remanufactures air conditioning compressors for the passenger car, light truck, and agricultural aftermarket.  Established in the mid-1990s, B & T remanufactures product at its facility in Port Richey, Florida and distributes throughout the United States and Canada.    B & T is being operated as a Division of the Company.

The final net purchase price for the assets was $2,625,000 including professional fees related to the acquisition (see Note 17 to the Company's consolidated financial statements, under Item 8 for details). At closing, $2,125,000 was paid of the total purchase price, with the balance due as a $500,000 note to be paid in six equal installments over eighteen months from the date of acquisition.

This acquisition was accounted for under the provisions of SFAS 141 and 142 using the purchase method.

Facility Closing

During 2001, the Company adopted a plan to consolidate the operations of its two primary manufacturing facilities at its Hope Arkansas facility.  This plan was announced on January 10, 2002. The consolidation of these facilities will eliminate having to operate two plants that are significantly under capacity, and will allow the Company to extensively reduce costs and improve operating efficiencies.

The phase-down of the facility is expected to take three to four months and a charge of $154,000 was recorded in the year ended December 31, 2001. The charge includes increased property insurance and security for the idle plant and buyouts of service contracts. In addition, the Company expects to incur in 2002 expenses of $600,000 for inventory and equipment relocation, severance and other restructuring costs, which could not be accrued in 2001, as they do not qualify as “exit costs.”  More than offsetting these charges will be significant cost and efficiency savings resulting from the consolidation. The entire restructuring plan is expected to be completed by December 31, 2002.

#

Results of Operations

2001 Compared to 2000

Net sales for the year 2001 were $21.9 million versus year 2000 net sales of $22.2 million, a slight decrease of $309,000, or 1.4%.  The slight net sales decrease primarily reflects lower carburetor net sales to retailers combined with a drop in heavy-duty starter and water pump net sales to O.E.M. customers.  Partially offsetting these declines was the continuation of strong net sales of constant velocity axles and the addition of automotive air conditioning compressor net sales from the acquisition of B & T Rebuilding, Inc.  Net sales of automotive product lines were down slightly from 2000, while net sales of marine products exhibited a modest increase over the prior year.

Total product and core returns, which are reflected in reductions to net sales, were 24.8% and 24.6% of gross sales in 2001 and 2000, respectively.  On a dollar basis, product returns were essentially the same as fiscal 2000. The Company has a customer product return policy to control product and core returns.  It has also established reserves against expected future declining core values.  However, there can be no assurance that these reserves will be adequate.

The Company's primary product line is remanufactured carburetors, which accounted for 60% of 2001 net sales compared to 66% of net sales in 2000 and 70% of net sales in 1999. The Company's main distribution channel is through retailers, which have accounted for 99% of the net carburetor sales in the years 2001, 2000 and 1999, respectively. The balance of the carburetor net sales has been to original equipment aftermarket customers and traditional warehouse distributors. The loss of a large customer would have a materially adverse effect on the Company’s financial condition and results of operations.

Since the mid-1980's carburetors have not been installed in new vehicles sold in the United States due to the replacement of carburetors with fuel injection systems. However, the Company continues to sell replacement units for older vehicles that mainly used carburetors.  Overall carburetor sales  are declining in the U.S. market. The Company believes that the retail carburetor sales and the traditional warehouse/distributor sales will continue to decline in the near future.  The anticipated decline in carburetor product sales over the longer term will impact future results.  Factors contributing to this trend include the overall decline in demand in the automotive parts aftermarket, consolidation of traditional warehouse/distributor channels, price competitiveness and the desire by retailer’s and traditional warehouse/distributor's to limit their investment in the carburetor product line. The Company continues to enhance its distribution to help maintain sales to retailer’s and traditional distributors.

Cost of products sold were 87.9%, of net sales for 2001 as compared to 83.6%, for 2000.  The cost of products sold was higher than last year by $693,000 reflecting increases due to higher material costs, combined with significantly higher cost of cores. The increase in costs also reflects high material losses and training costs associated with the shifting of production between two manufacturing facilities. Both facilities operated less efficiently due to significant underutilization.

#

Partially offsetting the materials increase was lower manufacturing overhead costs that reflected a reversal of accrual estimates for workers' compensation insurance arising from favorable claims settlements.

Selling, distribution and administrative expenses were $2,420,000, or 11.0% of net sales for 2001, compared to $2,391,000, or 10.7% of net sales in 2000.  Primarily accounting for this increase was the inclusion of higher loan acquisition cost amortization for the new Congress Financial Corporation loan facility, combined with a $154,000 charge to establish a restructuring reserve for the closing of the Beech Creek facility. Partially offsetting this increase were lower distribution costs, down $78,000 from last year reflecting reduced distribution spending due to the lower sales volume.

Other non-operating income was $561,000 in 2001 versus $85,000 in 2000. The Company has realized an increase of $476,000 of non-operating income which is largely accounted for by a reduction of $250,000 of reserves for EPA costs no longer required to support ongoing environmental lawsuits, Canadian tax refunds of $63,000 for overpayment of non-resident and capital taxes and a $24,000 insurance claim recovery for business interruption during the December, 2000 ice storm.

Interest expense was $491,000 for 2001, versus $556,000 in 2000.  The interest expense reduction of $65,000 reflects lower borrowing balances and rates for the revolver loan in the first six months, reduction of Letters of Credit and Industrial Revenue Bonds balances, partially offset by an increase in Term Debt balances and the resulting interest cost.   In addition, the interest cost on the revolving and term debt (excluding the subordinated debt) was lower because the interest rates on these debt instruments reflect the continued lowering of the prime bank rate combined with the lower overall rate of the new loan facility.

The Company did not record a deferred tax asset on the 2001 and 2000 income amounts due to uncertainties over the realization of tax loss carry forwards.

The Company reported net income before an extraordinary loss of $131,000 in 2001 versus $1,464,000 in 2000.  The substantial decline from 2000 principally reflects the drop in net sales revenue of $309,000, combined with increases in total costs and expenses of $776,000 and non-operating expense of $338,000 for the reasons mentioned earlier.  In 2000, net gains were realized totaling $779,000 from the sale of the 50% owned Canadian subsidiary and gains on asset disposals, which account for a large part of the income difference between the two years.

The Company incurred an extraordinary write-off of $124,000 during 2001 for loan acquisition costs associated with securing the Bank of America loan facility in 1998.  These costs were being amortized over the four-year life of that loan facility.  The write-off was required because the Company entered into a new, three year, loan facility with Congress Financial Corporation.

#

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

The Company's primary product line is remanufactured carburetors, which accounted for 66% of 2000 net sales compared to 70% and 73%, in 1999 and 1998, respectively. The Company's main distribution channel is through two large retailers, which accounted for 99% of the 2000 net carburetor sales compared to 99% of the 1999 and 94% of the 1998 net carburetor sales. The balance of the carburetor sales were to original equipment aftermarket customers and traditional warehouse distributors.

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

#

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

Liquidity and Capital Resources

Working Capital

Net working capital at December 31, 2001 was a positive $7,373,000, compared to a positive $2,669,000 at the end of 2000.  The $4,704,000 increase in working capital over the 2000 year-end primarily reflects an increase in current assets of $4,532,000, resulting from the addition of B & T Rebuilders receivables, inventories and capital assets amounting to $2,955,000, combined with a increase in finished goods inventories (excluding the acquired B & T inventory) that resulted from the planned build-up of inventory in anticipation of the consolidation of the facilities. Current liabilities declined $172,000 from last year-end largely as a result of lower current maturities of long-term debt (pay-off of IRB loan and lower term loans with Congress facility), and lower accrued accrued expenses (reduction of workers compensation and environmental reserves).

Net trade accounts receivable at December 31, 2001 were $7,574,000, or $3,236,000 higher versus the December 31, 2000 balance of $4,338,000. The higher balance of net trade receivables reflects the addition of the B & T division receivables and extended terms to customers that went into effect during the year. Miscellaneous accounts receivable at December 31, 2001 were $342,000 versus $1,053,000 in 2000 with the decrease due to the 2000 balance including the $868,000 receivable resulting from the sale of the 50% owned Canadian subsidiary company.

Net inventories of $10.7 million at December 31, 2001, were higher by $2.1 million compared to year-end fiscal 2000 balance of $8.6 million. Approximately 79% of the total inventory increase over 2000 reflects the addition of the B & T Division inventories.  The balance of the increase is due to a planned ramp-up of inventories associated with the facility consolidation.

Accounts payable at December 31, 2001 of $6,845,000 were $412,000 higher than year-end 2000.  The increase primarily reflects higher trade payables for raw materials inventory purchases at December 31, 2001.

Accrued expenses at December 31, 2001 of $ 4,243,000 were $163,000 lower than year-end 2000 because of reductions of excess accruals relating to the workers compensation reserve reflecting favorable claims settlements, and the EPA reserve that was lowered to bring it in line with the potential settlement liabilities.

#

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

At December 31, 2001 the balance outstanding on the Company’s new loan facility was $9,572,000 and letter of credit accommodations were $150,000.  This compares to a loan balance at December 31, 2000 of $3,916,000 and accommodations of $1,370,000 under the old loan facility.

Future Outlook

The Company announced on January 10, 2002, that it would close the Beech Creek, Pennsylvania facility and consolidate manufacturing operations at the Hope, Arkansas facility. The closing of this facility will eliminate having to operate two plants at significant under capacity, and will allow the Company to significantly reduce costs and improve operating efficiencies.  Inventory reduction in the months following the consolidation should improve cash flow.  Additional benefits will be derived from the sale of the facility and excess capital equipment.  A restructuring reserve was recorded in the fourth quarter of 2001, which resulted in non-recurring pre-tax expense totaling $154,000 charged to operations in 2001. Elements of the restructuring charges consist of maintenance expenses, buyouts of service contracts and additional property insurance.

The Company closed its distribution center in Fresno, California on March 30, 2001.  There was no material impact on operations.

In addition to consolidating and improving existing operations, management is pursuing new products and markets that will replace declining sales of carburetors in traditional market segments.  This includes internal product development as well as acquisition of  new product line opportunities. The Company’s new $14 million credit facility with Congress Financial Corporation will help to provide the capital to accommodate growth and acquisitions.  However, there can be no assurance that the Company will be successful in its efforts.

Factors Which May Affect Future Results

This annual report contains forward-looking statements that are subject to risks and uncertainties, including but not limited to the following:

The Company expects the existing over-capacity in the automotive aftermarket and consolidation within its distribution channels to cause continued selling price pressure for the foreseeable future.

#

The competitive environment is causing change in distribution channels between volume retailers' and traditional warehouse/distributors.  The Company has diversified its customer base and currently serves all major segments, including automotive warehouse distributors and jobbers, original equipment manufacturers of automotive equipment and large volume automotive retailers.  The anticipated decline in carburetor product sales over the longer term will impact future results.  The Company will seek to offset this impact through development of niche product markets, new product development, improvements in its manufacturing processes and cost containment with a strong focus on capacity utilization. There is no assurance that the Company’s efforts will be successful.

The Company’s six largest customers accounted for a total of 97% of the Company’s net sales in 2001 with the three largest customers aggregating 83% of the total.  Given the Company’s current financial condition and its manufacturing cost structure, a reduction in the level of sales or the loss of a large customer would have a materially adverse impact on the Company’s financial condition and results of operations.

While the Company has established reserves for potential environmental liabilities that it believes to be adequate, there can be no assurance that the reserves will be adequate to cover actual costs incurred or that the Company will not incur additional environmental liabilities in the future.  See “Legal Proceedings” for additional information.

Accordingly, actual results may differ materially from those set forth in the forward-looking statements.

Critical Accounting Policies and Estimates

Our financial statements reflect the selection and application of accounting policies that require management to make significant estimates and assumptions. We believe that the following are some of the more critical judgement areas in the application of our accounting policies that currently affect our financial condition and results of operations.

Preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues, and expenses and related contingent liabilities.  On an on-going basis, the Company evaluates its estimates, including those related to revenues, reserves, bad debts, income taxes, and contingencies and litigation.  The Company bases its reserve estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.

The Company recognizes sales when products are shipped.  Net sales reflect deductions for cores (used units) returned for credit and other customary returns and allowances. Such deductions and returns and allowances are recorded currently based upon continuing customer relationships and other criteria.  The Company's customers are encouraged to trade-in rebuildable cores for products, which are included in the Company's current product line.

#

Deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.  At December 31, 2001, the Company’s deferred tax asset consists principally of net inventory reserves and net operating loss carryforwards.  The Company’s deferred tax asset has been reduced by a valuation allowance to the extent such benefits are not expected to be fully utilized.

Recent Accounting Pronouncements

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

SFAS 141 applies to all business combinations and for purchase business combinations completed on or after July 1, 2001.  It also requires, upon adoption of SFAS 142 that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

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

As of December 31, 2001, the net carrying amount of goodwill on the balance sheet is $276,000 related to the acquisition of B & T Rebuilders, Inc.  This acquisition was accounted for under the provisions of SFAS 141 and 142.

#

SFAS 144, “Accounting for the Impairment of Long-Lived Assets,” addresses the financial accounting and reporting for the impairment or disposal of long-lived assets.  This statement supercedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business.  The provisions of FAS 144 will be effective for fiscal years beginning after December 15, 2001.

Management does not expect the adoption of these standards to have a material impact on the Company’s financial position or results of operations.

Item 7a.      Quantitative and Qualitative Disclosures about Market Risk

The Company has a credit facility, which bears interest at various rates that are based on the bank prime rate.

Item 8.       Financial Statements and Supplementary Data

The financial statements and supplementary data called for by this item are listed in the accompanying table of contents for consolidated financial statements and financial statement schedule and are filed herewith.

Item 9.      Changes in and Disagreements with Accountants and Accounting and

                  Financial Disclosure

Not Applicable

#

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

		Served as
		Director
Name (Age)	Directors of the Company	Since
John R. Gross (70)	Owner, Chaney Auto Parts, Inc. Crest Hill, Illinois	1966
Raymond F. Gross (63)	Vice President, Erecta Shelters, Inc. Ft. Smith, Arkansas	1968
Gary S. Hopmayer (62)	Managing Director, Fox & Obel Food Market, Chicago, Illinois	1987
Barry L. Katz (50)	President and General Counsel, Belmont Holdings Corp, Wilmington, Delaware	1993
Edward R. Kipling (70)	Retired, Atlanta, Georgia	1987
Raymond G. Perelman (84)	Chairman of the Board and CEO RGP Holding, Inc. and Belmont Holdings Corp., Wilmington, Delaware	1988

Name (Age)	Officers of the Company
Jerry A. Bragiel (50)	President and CEO of the Company
Richard W. Simmons (59)	Vice President Finance, CFO and Secretary of the Company

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

Richard W. Simmons joined the Company in April 1996 as Division Controller of the Hope Facility.  In August 1998, he was promoted to Corporate Controller and was elected Secretary of the Corporation in January 1999.  In March 2000, he was promoted to Vice President Finance and CFO of the Corporation.  Mr. Simmons held the position of Vice President of Finance with the New West Group of Winsloew Furniture, Inc. prior to joining the Company.  He has been the CFO of four corporations and has ten years experience in the remanufacturing industry.

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

Gary S. Hopmayer is founder and Managing Director of Fox & Obel Food Market, a privately owned specialty food market located in Chicago, Illinois.  Prior to this position he was President of Original American Scones, Inc., a privately owned national supplier of bakery products; a founder of The Corner Bakery - a division of Lettuce Entertain You, Inc.; a board member of the Cooking & Hospitality Institute (CHIC); and a founder and past President of Mega International, Inc., a manufacturer and distributor of automotive electrical parts.

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

(b)

Arrangements Concerning the Board of Directors

Directors received a fee of $10,000 for service as a director during the Company's fiscal year ended December 31, 2001.  In addition, directors are reimbursed for their reasonable travel expenses incurred in attending meetings and in connection with Company business.

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

Mr. Katz serves as a director at the request of Mr. Perelman and pursuant to an agreement between Mr. Perelman, RGP Holdings, Inc. and the Company (See Item 12, Note 2 regarding this agreement).

#

ITEM 11.      EXECUTIVE COMPENSATION

(a)

Executive Officer Compensation and Arrangements

Executive Compensation

The following table sets forth information with respect to all compensation paid to the Company's Chief Executive Officer.  There were no other executives whose compensation exceeded $100,000 for services rendered in all capacities to the Company, during 2001.

---------- Long Term Compensation ----------
---------- Annual Compensation ----------	-------- Awards Pay-out --------
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
				Other	Restricted	Securities
Name and				Annual	Stock	Underlying	LTIP	All Other
Principal	Year	Salary	Bonus	Comp. (1)	Award's	Options/SAR	Pay-outs	Comp.
Position	No.	($)____	($)____	($)___	($)___	(#)____	($)___	($)___
Jerry A. Bragiel President & CEO	2001	216,371	-0-	-0-	-0-	-0-	-0-	-0-
	2000	213,881	-0-	-0-	-0-	-0-	-0-	-0-
	1999	206,410	-0-	-0-	-0-	-0-	-0-	-0-

Notes:

     (1)

The amounts are below threshold reporting requirements.

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

The Company also has an indemnification agreement with each officer of the Company that provides that the Company shall indemnify the officer against certain claims, which could be asserted against him by reason of serving as an officer of the Company.

The following table provides certain information with respect to the number and value of unexercised options outstanding as of December 31, 2001.  (No options were exercised by the named executive officer during 2001.)

#

Aggregated 2001 Option Exercises and December 31, 2001 Option Values

Number of
			Securities	Value of
			Underlying	Unexercised
			Unexercised	In-the-money
	Shares		Options	Options
	Acquired	Value	Exercisable/	Exercisable/
Name	on Exercise (#)	Realized ($)	Unexercisable	Unexercisable
Jerry A. Bragiel, CEO	-0-	-0-	125,000/0	$55,000/$0
Officer & Managers	-0-	-0-	25,600/38,400	$0/$0

Compensation Committee Interlocks and Insider Participation

Messrs. Perelman, Kipling and John R. Gross presently serve as members of the Compensation Committee. None of these members was an officer or employee of the Company or a former officer of the Company requiring disclosure under Item 404 of SEC Regulation S-K during 2000. See Item 13 "Certain Relationships and Related Transactions" below for a discussion of a transaction involving a Director of the Company.

(b)

Director Compensation Arrangements

Information regarding director compensation is set forth under Item 10(b) above.

#

Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL

                    OWNERS AND MANAGEMENT

The following tabulation shows, as of December 31, 2001, (a) the name, address and Common Share ownership for each person known by the Company to be the beneficial owner of more than five percent of the Company’s outstanding Common Shares,   (b) the Common Share ownership of each director, (c) the Common Share ownership for each executive officer named in the compensation table, and (d) the Common Share ownership for all directors and executive officers as a group.

	Number of Common
	Shares Beneficially	Percent of Common
Beneficial Owner:	Owned (Note 1)	Shares Outstanding
RGP Holding, Inc. Wilmington, Delaware (Note 2)	696,600	19.1%
Dana Corporation P.O. Box 1000 Toledo, Ohio 43967 (Note 3)	600,000	16.4%
John R. Gross, Director (Note 6)	115,212	3.2%
Champion Parts, Inc. Employee Stock Ownership Plan (Note 4)	38,132	1.0%
Raymond F. Gross, Director (Note 6)	31,164	**
Gary S. Hopmayer, Director (Note 3)	---	---
Barry L. Katz, Director (Note 2)	250	**
Edward R. Kipling, Director (Note 3)	2,000	**
Raymond G. Perelman, Director (Note 2)	696,600	19.1%
Jerry A. Bragiel, President & CEO	13,984	**
Richard W. Simmons, V.P. Finance, CFO & Secretary	4,000	**
All directors and executive officers As a group (8 persons)	863,210	23.6%

    ** Not greater than 1%.

#

Notes:

(1)

Information with respect to beneficial ownership is based on information furnished to the Company or contained in filings made with the Securities and Exchange Commission.

 (2)

Mr. Perelman, indirectly controls RGP Holding, Inc.  Pursuant to an agreement between the Company, Mr. Perelman and RGP Holding, Inc. dated September 20, 1993 and amended October 9, 1995, Mr. Perelman and RGP granted to the proxy holders appointed by the Board of Directors of the Company the proxy to vote all shares beneficially owned by them, including shares held by any affiliates (the "Perelman Shares"), for the election of certain nominees.  Mr. Perelman and RGP have also agreed, among other things, not to solicit proxies in opposition to such nominees.

(3)

All shares owned by Dana Corporation ("Dana") are subject to a Stock Purchase Agreement dated March 18, 1987 between the Company and Echlin Inc., which were acquired by Dana in 1999.  Under the Stock Purchase Agreement Dana Corporation may vote its shares at its discretion.  During the fiscal year ended December 31, 2001, the Company did not purchase or sell any components used in the remanufacture of automotive parts to Dana Corporation.

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

(5)

Does not include 38,132 shares allocated to the accounts of employees other than executive officers under the Stock Ownership Plan. Each of the participants in the Stock Ownership Plan is entitled to direct the trustees as to the voting of shares allocated to his or her account.

(6)

As of December 31, 2001 the estate of Elizabeth Gross, her children and members of their immediate families beneficially owned 200,000 Common Shares, or approximately 5.5% of the Common Shares outstanding.  John R. Gross and Raymond F. Gross, children of the late Elizabeth Gross, are directors of the Company.

Item 13.

Certain Relationships and Related Transactions

There were no outstanding amounts owed to related parties at December 31, 2001.

#

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

#

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHAMPION PARTS, INC.

Date: April 1, 2002

By:  /s/ Richard W. Simmons

Richard W. Simmons

Vice President Finance, CFO

and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons have signed this report below on April 1, 2002.

By:   /s/ Jerry A. Bragiel

By:   /s/ Gary S. Hopmayer

Jerry A. Bragiel, President & CEO

Gary S. Hopmayer, Director

By :   /s/ Raymond G. Perelman

By:   /s/ Edward R. Kipling

Raymond G. Perelman, Director

Edward R. Kipling, Director

By :   /s/ Barry L. Katz

By:   /s/ Raymond F. Gross

Barry L. Katz, Director

Raymond F. Gross, Director

By:  /s/ John R. Gross

John R. Gross, Director

#

CHAMPION PARTS, INC. AND SUBSIDIARIES

Item 8.      Financial Statements and Supplementary Data

Consolidated Financial Statements and Financial Statement Schedule comprising Item 8 and Items 14(a)(1) and  (2) for the Years Ended December 31, 2001, December 31, 2000, and December 31, 1999 and Report of Independent Certified Public Accountants.

#

CHAMPION PARTS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

Page

Report of Independent Certified Public Accountants	33
Consolidated Financial Statements (Item 14(a)(1)):
The following consolidated financial statements of Champion Parts, Inc. and subsidiaries are included in Part II, Item 8:
Consolidated balance sheets - years ended December 31, 2001 and December 31, 2000	34-35

Consolidated statements of income - years ended December 31, 2001, December 31, 2000 and December 31, 1999	36

Consolidated statements of stockholders' equity - years ended December 31, 2001, December 31, 2000 and December 31, 1999	37

Consolidated statements of Comprehensive Income/(Loss) - years ended December 31, 2001, December 31, 2000 and December 31, 1999	38

Consolidated statements of cash flows - years ended December 31, 2001, December 31, 2000 and December 31, 1999	39

Notes to consolidated financial statements	40-57

Consolidated Financial Statement Schedule (Item 14(a)(2)):

Schedule II - Valuation and qualifying accounts	58

Exhibit Index	59-60

All other schedules are omitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements or notes thereto.

#

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors of

Champion Parts, Inc.

Hope, Arkansas

We have audited the accompanying consolidated balance sheets of Champion Parts, Inc. and Subsidiaries as of December 31, 2001 and December 31, 2000 and the related consolidated statements of income, stockholders’ equity, comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2001.  We have also audited the accompanying Schedule II, “Valuation and Qualifying Accounts.”  These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules.  We believe that our audits provide a reasonable basis for our opinion.

As described in Note 10, 83% of the Company’s sales in the year ended December 31, 2001 are concentrated in three customers.  A reduction in the level of sales to or the loss of one or more of these customers could have a material adverse effect on the Company’s financial condition and results of operations.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Champion Parts, Inc. and Subsidiaries at December 31, 2001 and December 31, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

Chicago, Illinois

March 22, 2002

#

CHAMPION PARTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Dec. 31, 2001	Dec. 31, 2000
ASSETS

CURRENT ASSETS:
Cash	$ 139,000	$ 691,000
Accounts receivable trade, less allowance for uncollectibles
of $339,000 and $207,000 in 2001 and 2000, respectively	7,574,000	4,338,000
Miscellaneous receivables	342,000	1,053,000
Inventories, net of reserves	10,730,000	8,587,000
Prepaid expenses and other assets	673,000	290,000
Deferred income tax asset	75,000	42,000
Total current assets	19,533,000	15,001,000

PROPERTY, PLANT AND EQUIPMENT:
Land	197,000	197,000
Buildings	7,837,000	7,837,000
Machinery and equipment	13,821,000	12,995,000
Gross property, plant & equipment	21,855,000	21,029,000
Less: Accumulated depreciation	17,705,000	17,190,000
Net property, plant & equipment	4,150,000	3,839,000
Total other assets	297,000	-0-

Total assets	$23,980,000	$18,840,000

The accompanying notes are an integral part of these statements.

#

CHAMPION PARTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY	Dec. 31, 2001	Dec. 31, 2000
CURRENT LIABILITIES:
Accounts payable	$6,845,000	$6,433,000
Accrued expenses:
Salaries, wages and employee benefits	669,000	612,000
Other accrued expenses	3,453,000	3,699,000
Taxes other than income	121,000	95,000
Current maturities of long-term debt:
Current maturities – term notes	463,000	601,000
Current maturities – subordinated debt	192,000	192,000
Current maturities – IRB Loan	-0-	700,000
Current maturities – acquisition note	417,000	-0-
Total current maturities of long-term debt	1,072,000	1,493,000
Total current liabilities	12,160,000	12,332,000
DEFERRED INCOME TAXES	75,000	42,000
LONG-TERM DEBT:
Long-term notes payable – revolver	7,045,000	2,313,000
Long-term notes payable – term notes	2,065,000	1,002,000
Long-term notes payable – subordinated debt	2,207,000	2,398,000
Long-term notes payable – acquisition note	83,000	-0-
Total long-term debt	11,400,000	5,713,000
STOCKHOLDERS' EQUITY:
Preferred stock - No par value; authorized, 10,000,000
shares; issued and outstanding, none	-0-	-0-
Common stock - $.10 par value; authorized, 50,000,000 shs.;
issued and outstanding, 3,655,266 shares	366,000	366,000
Additional paid-in capital	15,578,000	15,578,000
Accumulated (deficit)	(15,184,000)	(15,191,000)
Accumulated other comprehensive (loss)	(415,000)	-0-
Total stockholders’ equity	345,000	753,000
Total liabilities and stockholders’ equity	$23,980,000	$18,840,000

The accompanying notes are an integral part of these statements.

#

CHAMPION PARTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME FOR YEARS ENDED

	Dec. 31, 2001	Dec. 31, 2000	Dec. 31,1999
Net Sales	$21,936,000	$22,245,000	$28,567,000
Costs and Expenses:
Cost of products sold	19,291,000	18,598,000	23,711,000
Selling, distribution & administration	2,420,000	2,391,000	2,704,000
Restructuring costs	154,000	-0-	-0-
Total costs and expenses	21,865,000	20,989,000	26,415,000
Operating income	71,000	1,256,000	2,152,000
Non-operating (income)/expense:
(Gain) on disposal of assets	-0-	(26,000)	-0-
(Gain) on the sale of investment	-0-	(753,000)	-0-
Interest expense, net	491,000	556,000	539,000
Other non-operating (income)	(561,000)	(85,000)	(86,000)
Total non-operating (income)/expense	(70,000)	(308,000)	453,000
Earnings before extra. (loss)/gain and inc. taxes	141,000	1,564,000	1,699,000
Income Taxes	10,000	100,000	27,000
Earnings before extraordinary (loss)/gain	131,000	1,464,000	1,672,000
Extraordinary (loss)/gain	(124,000)	-0-	59,000
Net Income	$ 7,000	$ 1,464,000	$ 1,731,000
Weighted Average Common Shares
Outstanding at Year-end:
Basic	3,655,266	3,655,266	3,655,266
Diluted	3,671,497	3,689,190	3,687,544
Earnings Per Common Share – Basic:
Earnings before extraordinary (loss)/gain per share	$ 0.03	$ 0.40	$ 0.45
Extraordinary (loss)/gain per share	(0.03)	0.00	0.02
Net income per common share	$ 0.00	$ 0.40	$ 0.47
Earnings Per Common Share - Diluted:
Earnings before extraordinary (loss)/gain per share	$ 0.03	$ 0.40	$ 0.45
Extraordinary (loss)/gain per share	(0.03)	0.00	0.02
Net income per common share	$ 0.00	$ 0.40	$ 0.47

The accompanying notes are an integral part of these statements

#

CHAMPION PARTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

THREE YEARS ENDED DECEMBER 31, 2001

					Accumulated
			Additional		Other
	Common	Stock	Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	(Deficit)	Income/(Loss)

Balance, December 27, 1998	3,655,266	366,000	15,578,000	(18,386,000)	(417,000)
Net Income	-	-	-	1,731,000	-
Foreign currency translation adj.	-	-	-	-	(69,000)
Balance, December 31, 1999	3,655,266	366,000	15,578,000	(16,655,000)	(486,000)
Net Income	-	-	-	1,464,000	-
Foreign currency translation adj.	-	-	-	-	486,000
Balance, December 31, 2000	3,655,266	$ 366,000	$ 15,578,000	$(15,191,000)	$ -
Net Income	-	-	-	7,000	-
Minimum pension liability (loss)	-	-	-	-	(415,000)
Balance, December 31, 2001	3,655,266	$ 366,000	$ 15,578,000	$(15,184,000)	$ (415,000)

The accompanying notes are an integral part of these statements.

#

CHAMPION PARTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

THREE YEARS ENDED DECEMBER 31, 2001

Years Ended
	Dec. 31, 2001	Dec. 31, 2000	Dec. 31, 1999
Net Income	$ 7,000	$ 1,464,000	$ 1,731,000
Foreign currency translation adjustment	-	486,000	(69,000)
Minimum pension liability	(415,000)	-	-
Comprehensive income (loss)	$ (408,000)	$ 1,950,000	$ 1,662,000

Components of accumulated other comprehensive income (loss), included in the Company’s consolidated balance sheet, consist of the foreign currency translation adjustment and minimum pension liability.

The accompanying notes are an integral part of these statements

#

CHAMPION PARTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - YEARS ENDED

	Dec. 31, 2001	Dec. 31, 2000	Dec. 31, 1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$ 7,000	$ 1,464,000	$ 1,731,000
Adjustments to reconcile net income to net cash Provided by operating activities:
Extraordinary (gain)/loss	124,000	-0-	(59,000)
Depreciation and amortization	515,000	530,000	621,000
Deferred income taxes	-0-	62,000	-0-
Minimum pension liability	(415,000)	-0-	-0-
Provision for inventory write-offs	894,000	146,000	239,000
Provision for doubtful accounts	469,000	224,000	-0-
Gain on disposal of assets	-0-	(26,000)	-0-
Gain on disposal of investment	-0-	(753,000)	-0-
Changes in assets and liabilities (Net of acquisition):
Accounts receivable trade	(3,308,000)	(1,142,000)	1,105,000
Accounts receivable miscellaneous	711,000	286,000	(295,000)
Inventories	(1,729,000)	507,000	(3,065,000)
Prepaid expenses	(507,000)	-0-	-0-
Accounts payable	314,000	(929,000)	1,704,000
Accrued expenses and other	(184,000)	(1,115,000)	(467,000)
NET CASH (USED IN)/ PROVIDED BY OPERATING ACTIVITIES	(3,109,000)	(746,000)	1,514,000
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(84,000)	(18,000)	(335,000)
Acquisition of business assets	(2,125,000)	-0-	-0-
Proceeds from the sale of property, plant and equip.	-0-	41,000	-0-
NET CASH (USED IN)/ PROVIDED BY INVESTING ACTIVITIES	(2,209,000)	23,000	(335,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under revolving loan agreement	4,732,000	1,093,000	522,000
Increase in term note agreements	1,210,000	(601,000)	(601,000)
(Payments) on IRB & subordinated debt obligations	(1,176,000)	(455,000)	(485,000)
NET CASH PROVIDED BY/ (USED IN) FINANCING ACTIVITIES	4,766,000	37,000	(564,000)
EFFECTS OF EXCHANGE RATE CHANGES ON CASH	-0-	47,000	(69,000)
NET (DECREASE)/INCREASE IN CASH
AND EQUIVALENTS	(552,000)	(639,000)	546,000
CASH AND EQUIVALENTS - Beginning of year	691,000	1,330,000	784,000
CASH AND EQUIVALENTS - End of year	$ 139,000	$ 691,000	$ 1,330,000

The accompanying notes are an integral part of these statements.

#

CHAMPION PARTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED

DECEMBER 31, 2001, DECEMBER 31, 2000, AND DECEMBER 31, 1999

Note 1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation Policy - The consolidated financial statements include the accounts of Champion Parts, Inc. and its subsidiaries (the "Company").  All significant intercompany transactions and balances have been eliminated in consolidation.

Accounts Receivable - From time to time the Company's customers may be in a net credit balance position due to the timing of sales and core returns.  At December 31, 2001 and December 31, 2000 customers in a net credit balance position totaled approximately $3,900,000 and $3,700,000, respectively, and are reported as a component of accounts payables.  Merchandise purchases are normally used to offset net credit balances.

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

Expenditures for maintenance and repairs are charged to operations, major expenditures for  renewals and betterment’s are capitalized and depreciated over their estimated useful lives.

Deferred Charges - Costs of issuing long-term debt are deferred and amortized over the terms of the related issues.

Business Segments - The Company remanufactures and distributes replacement fuel systems components, constant velocity joint assemblies, air conditioning compressors, and other electrical and mechanical replacement parts principally for the passenger car, agricultural and heavy-duty aftermarket industry in the United States and Canada.  See Note 15 for a further discussion of business segments.

Revenue Recognition - The Company recognizes sales when products are shipped.  Net sales reflect deductions for cores (used units) returned for credit and other customary returns and allowances. Such deductions and returns and allowances are recorded currently based upon continuing customer relationships and other criteria.  The Company's customers are encouraged to trade-in rebuildable cores for products, which are included in the Company's current product line.

#

Credits for cores are allowed only against purchases of similar remanufactured products. The dollar volume of purchases further limits total available credits.  Product and core returns, reflected as reductions in net sales, were $13,000,000 (2001), $13,600,000 (2000), and $16,500,000 (1999)

Net Income per common share – The Company follows Financial Accounting Standards Board Statement of Financial Accounting Standards (“SFAS”) No.128 “Earnings Per Share”, which requires disclosure of basic and diluted earnings per share.  Basic EPS is calculated by dividing the income available to common shareholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. “Diluted” EPS gives effect to all dilutive potential common shares outstanding for the period.

	2001	2000	1999
Average common shares outstanding	3,655,266	3,655,266	3,655,266
Dilutive effect of: Stock options	16,231	33,924	32,278
Dilutive Common Shares Outstanding	3,671,497	3,689,190	3,687,544

Anti-Dilutive Common Shares Outstanding	25,600	12,800	-0-

Estimates - The accompanying financial statements include estimated amounts and disclosures based on management’s assumptions about future events.  Actual results may differ from these estimates.

#

Recent Accounting Pronouncements - In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142).  SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interest method of accounting for business combinations initiated after June 30, 2001.  SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria.  SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001.  It also requires, upon adoption of SFAS 142 that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

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

As of December 31, 2001, the net carrying amount of goodwill is $276,000 related to the acquisition of B & T Rebuilders, Inc. This acquisition was accounted for under the provisions of SFAS 141 and 142.

SFAS 144, “Accounting for the Impairment of Long-Lived Assets,” addresses the financial accounting and reporting for the impairment or disposal of long-lived assets.  This statement supercedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business.  The provisions of FAS 144 will be effective for fiscal years beginning after December 15, 2001.

Management does not expect the adoption of these standards to have a material impact on the Company’s financial position or results of operations.

Reclassifications - Certain items in the prior year financial statements have been reclassified to conform to the current year presentation.

#

Note 2.      EXTRAORDINARY (LOSSES)/GAINS

In 2001, an extraordinary write-off of $124,000 was required when the Company entered into a new three-year loan facility with Congress Financial Corporation.  The extraordinary write-off was for loan acquisition costs associated with securing the Bank of America loan facility in 1998.  These costs were being amortized over the four-year life of that loan facility.

In 1999, creditor debt restructuring settlements resulted in $59,000 of extraordinary gains recognized in the first quarter of the year.

Note 3.      INVENTORIES

Inventories consist of the following:

	December 31, 2001	December 31, 2000
Raw cores, net	$ 2,260,000	$ 2,596,000
Parts, net	1,266,000	1,374,000
Sub-total raw materials	3,526,000	3,970,000
Work-in-process, net	3,265,000	2,746,000
Finished goods, net	3,939,000	1,871,000
Total Inventories, net	$ 10,730,000	$ 8,587,000

Included in net core inventories were gross core inventories of $5,807,000 (2001)

 and $5,375,000 (2000).

#

Note 4.      DEBT

	Dec. 31, 2001	Dec. 31, 2000
Debt consists of the following:

Long-term revolving credit at lender prime rate

   (5.00% at December 31, 2001) plus 3/4%, interest

   payable monthly.  Secured by receivables, inventory,

   and certain other fixed assets. Balance due February 2004.

	$ 7,045,000	$ -0-
Long-term revolving credit at lender prime (9.50% at December 31, 2000) plus 1-3/4% Secured by receivables, inventory, and certain other fixed assets.	-0-	2,313,000
$2,098,000 term note secured by property Monthly principal payments of $24,976 with entire unpaid balance (approximately $1,199,000) due February 2004. Monthly interest is due at prime plus 1% on unpaid principal balance.	1,848,000	-0-
$2,170,000 term note secured by property Monthly principal payments of $36,167 with entire unpaid balance (approximately $471,000) due August 2002. Monthly interest was due at prime plus 1-3/4% on unpaid principal balance.	-0-	1,158,000
$815,000 term note secured by certain machinery and equipment. Monthly principal payments of $13,583 with entire unpaid balance (approximately $326,000) due February 2004. Monthly interest is due at prime plus 1% on unpaid principal balance	680,000	-0-
$835,000 term note secured by certain machinery and equipment. Monthly principal payments were $13,912 with entire unpaid balance (approximately $181,000) due August 2002. Monthly interest was due at prime plus 1-3/4% on unpaid principal balance.	-0-	445,000
Obligations under Industrial Revenue Bonds, at approximately 60% of prime rate, were retired in December 2001.	-0-	700,000
Promissory notes payable, non-interest bearing, Payable in 24 equal payments quarterly at various dates through 2004.	495,000	686,000

#

Note 4. DEBT (continued)	Dec. 31, 2001	Dec. 31, 2000
Earnout notes payable, non-interest bearing, Contingent to the availability of defined Free Cash Flow, payable up to $500,000 Annually in years 2005-2009.	1,904,000	1,904,000
Acquisition promissory note payable. Payable in 6 equal payments quarterly through 1st quarter 2003.	500,000	-0-
Total debt	$ 12,472,000	$ 7,206,000
Less portion due within one year	1,072,000	1,493,000
Total long-term debt	$ 11,400,000	$ 5,713,000

Long-term debt maturities under the loan facility in place at December 31, 2001 (including obligations under capital leases) are $1,072,000 (2002), $740,000 (2003), $8,756,000 (2004), $476,000 (2005), $476,000 (2006) and $952,000 (after 2006).

In 1998, the Company entered into an agreement with Bank of America Commercial Credit Corporation, formerly NationsCredit Commercial Corporation, for a four-year credit facility, consisting of a revolver and two term loans.  In connection with this agreement, the Company granted Bank of America security interests in its property, equipment, inventory and receivables.  Interest on amounts outstanding under this facility was payable at 1-3/4% above the lenders prime rate plus commitment fees. The maximum amount available under this facility was $8.5 million including letter of credit accommodations of $2,200,000.  At December 31, 2000 the balance outstanding on the loan facility was $3,916,000 and letter of credit accommodations of $1,370,000.

On February 8, 2001, the Company entered into a new three-year credit facility with Congress Financial Corporation (Southern), a subsidiary of First Union Bank, which replaced the Bank of America facility.  Maximum credit available under the new facility is $14,000,000, with letter of credit accommodations of $1,750,000, and two term loans totaling $2,913,000 on fixed assets and real properties.  Interest rates on the new facility are for revolving debt, lender prime plus 3/4%, for term debt, lender prime plus 1%, and for letters of credit 2% per annum on the daily outstanding balance.  At December 31, 2001 the balance outstanding on the loan facility was $9,572,000 and letter of credit accommodations of $150,000.

The carrying amount of long-term debt (excluding the restructured vendor debt) approximates fair market value because the interest rates on substantially all the debt fluctuate based on changes in market rates.

#

Note 5.      INCOME TAXES

The Company uses an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

The income tax provision consists of the following:

	2001	2000	1999
CURRENT:
Federal	$ (2,000)	$ -0-	$ 29,000
Foreign	-0-	-0-	-0-
State and local	12,000	38,000	31,000
Total Current	$ 10,000	$ 38,000	$ 60,000
DEFERRED:
Federal	$ -0-	$ -0-	$ (29,000)
Foreign	-0-	62,000	-0-
State and local	-0-	-0-	(4,000)
Total Deferred	-0-	62,000	(33,000)
Grand Total	$ -0-	$ 100,000	$ 27,000

The Company has provided a valuation reserve to write-down deferred tax assets due to the uncertainty of its ability to utilize them in future periods.

At December 31, 2001 the Company had federal, state and foreign net operating loss carry forwards of $10,515,000, $7,057,000 and $556,000, respectively.   Federal loss carry forwards begin to expire in 2010.  The Company also had $504,000 of tax credits.

The effective tax rate differs from the U.S. statutory federal income tax rate of 34% as described below:

	2001	2000	1999
Income tax at statutory rate	$ 2,000	$ 532,000	$ 600,000
Changes in valuation allowance	(12,000)	(519,000)	(635,000)
State income taxes net of federal taxes	20,000	27,000	62,000
Foreign taxes	-0-	60,000	-0-
Net totals	$ 10,000	$ 100,000	$ 27,000

#

Note 5.        INCOME TAXES  (continued)

Deferred tax assets and liabilities are comprised of the following at December 31, 2001 and December 31, 2000.

2001	2000
	Assets	Liabilities	Assets	Liabilities

Inventory reserves	$ 2,662,000	-	$ 2,236,000	-
Accrued vacation	197,000	-	207,000	-
Fringe benefits	890,000	-	851,000	-
Depreciation	-	35,000	36,000	-
Bad debts	132,000	-	80,000	-
Miscellaneous reserves	109,000	-	109,000	-
Environmental	81,000	-	235,000	-
Net operating loss carry forward	4,030,000	-	4,339,000	-
Tax credit carry forward	503,000	-	503,000	-
Other	93,000	40,000	81,000	42,000
Valuation allowance	(8,622,000)	_______-	(8,635,000)	_______-
Totals	$ 75,000	$ 75,000	$ 42,000	$ 42,000

Note 6.      EMPLOYEE STOCK OPTION AND AWARD PLANS

1995 Stock Option Plan - On November 16, 1995, the Company's shareholders approved a 1995 Stock Option Plan.  This plan provides for options to purchase up to 100,000 shares.  Participants in the plan shall be those employees selected by the Compensation Committee of the Board of Directors.

Options shall be granted at the fair market value of the Company's Common Stock at the date of grant.  No option may be exercised until six months after the grant date or after 10 years after the grant date.  The options vest ratably over a period not to exceed five years. There are no available or outstanding options under the Plan at December 31, 2001.

Effective January 1, 1996, the Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation".  If the alternative accounting-related provisions of SFAS No. 123 had been adopted as of the beginning of 1995, the effect on 2001, 2000 and 1999 income before taxes and net income would have been de minimis.

#

Note 6.      (Continued)

On August 13, 1999 (the "Grant Date"), the Company granted its Chief Financial Officer and other key management non-qualifying options to purchase 64,000 Common Shares at a price of $.75 per share.  The options vest ratably at the rate of 20% of the shares granted per year and will expire in ten years from the Grant Date, and are subject to the continuation of their employment.  As of December 31, 2001, 25,600 shares (40%) of these options were exercisable.

On March 28, 1997 (the "Grant Date"), the Company granted its President and Chief Executive Officer an option to purchase 100,000 Common Shares at a price of $.4375 per share under the 1995 Stock Option Plan.  The options vest ratably at the rate of 25,000 shares per year and will expire in ten years from the Grant Date, subject to earlier termination of his employment.  As of December 31, 2001 he had not exercised any of these options.  In 1998, an additional 25,000 non-qualifying options were granted to the President and will be available for exercise in the fifth year.

Information with respect to stock options outstanding is as follows:

	2001	2000	1999
Outstanding:	189,000	189,000	189,000
At year-end:
Shares underlying options	189,000	189,000	189,000
Weighted average option price	$ 0.5433	$ 0.5433	$ 0.5433
Exercisable	150,600	112,800	75,000
Available for grant	-0-	-0-	-0-

Note 7.      EMPLOYEE SAVINGS PLANS

Salaried employees with one year of service are eligible to participate in a 401(k) plan ("Thrift Program").  Under this program, contributions are 100% vested.

#

Note 8.      EMPLOYEE RETIREMENT PLANS

Hourly employees of four facilities are covered under the Company's noncontributory defined benefit pension plans to which the Company contributes.  The benefits are based upon years of service.  The Company's contribution consists of an amount to annually fund current service costs and to fund past service costs over 30 years.  The Company's funding policy for these plans is to meet, at a minimum, the annual contributions required by applicable regulations.

The following tables provide a reconciliation of the changes in the plans’ benefit obligations and fair value of assets over the two-year period ending December 31, 2001, and a statement of the funded status as of December 31 of both years:

Pension Benefits
	December 31, 2001	December 31, 2000
Reconciliation of benefit obligations:
Obligation at January 1	$ 7,766,000	$ 7,206,000
Service cost	111,000	122,000
Interest cost	563,000	548,000
Actuarial (gain)/loss	455,000	265,000
Benefit payments	(337,000)	(375,000)
Obligation at December 31	$ 8,558,000	$ 7,766,000
Reconciliation of fair value of Plan assets:
Fair value of Plan assets at January 1	$ 7,283,000	$ 7,318,000
Actual return on Plan assets	(112,000)	297,000
Employer contributions	308,000	43,000
Benefit payments	(337,000)	(375,000)
FMV of Plan assets at December 31	$ 7,142,000	$ 7,283,000
Pension Benefits
	December 31, 2001	December 31, 2000
Funded status:
Funded status at December 31	$ (1,416,000)	$ (483,000)
Unrecognized transition (asset) obligation	(26,000)	9,000
Unrecognized prior service costs	21,000	60,000
Unrecognized (gain)/loss	412,000	(827,000)
Net amount recognized	$ (1,009,000)	$ (1,241,000)

#

Note 8.      (Continued)

Amounts recognized in the statement of financial position consist of:

	December 31, 2001	December 31, 2000
Accrued benefit liability	$ (1,445,000)	$ (1,241,000)
Intangible asset	21,000	-0-
Accumulated other comprehensive loss	415,000	-0-
Totals	$ (1,009,000)	$ (1,241,000)

The plan’s accumulated benefit obligation was $8,558,000 at December 31, 2001 and $7,766,000 at December 31, 2000.

The following table provides the components of net periodic benefit cost for the plans for fiscal years 2000 and 1999:

Pension Benefits
	December 31, 2001	December 31, 2000
Service cost	$ 111,000	$ 122,000
Interest cost	563,000	548,000
Expected return on Plan assets	(617,000)	(612,000)
Amortization of transition (asset) obligation	(2,000)	(2,000)
Amortization of prior service cost	6,000	6,000
Amortization of net (gain)/loss	(55,000)	(86,000)
Net periodic benefit cost/(benefit)	5,000	(24,000)
Curtailment loss	70,000	-0-
Net periodic benefit cost/(benefit) after curtailment	$ 75,000	$ (24,000)

The assumptions used in the measurement of the company’s benefit obligation are shown in the following table:

Pension Benefits
Weighted-average assumptions as of December 31, 2001	December 31, 2001	December 31, 2000
Discount rate	7.00%	7.50%
Expected return on Plan assets	8.50%	8.50%
Rate of compensation increase	N/A	N/A

In connection with the closing of the Company's Beech Creek facility, (see Note 14 ), the Company recognized a charge of $70,000 for special termination benefits for employees involuntarily terminated.

#

Note 9.      LEASES

The Company leases certain plants and offices, and computer equipment. Certain of the real estate leases, constituting non-financing leases, have provisions for renewal. These lease renewals are primarily for five years. Obligations under capital leases are included as a part of long-term debt.

Total rental expense charged to operations was $37,000 (2001), $ 49,000 (2000) and $127,000 (1999).

Minimum commitments under all noncancelable-operating leases at December 31, 2001 for the following five years are as follows:

Year	Amount
2002	$ 39,000
2003	- 0 -
2004	- 0 -
2005	- 0 -
2006	- 0 -
Total 2002 - 2006	$ 39,000

Note 10.      SALES TO MAJOR CUSTOMERS

In 2001, sales to the Company's three largest customers were approximately,  40%, 28% and 15%  of total net sales.  In 2000, sales to the Company's three largest customers were approximately 41%, 32% and 15% of total net sales.  At December 31, 2001 accounts receivable balances of the Company's three largest customers were approximately, 36%, 29% and 14% of total gross receivables.  At December 31, 2000 accounts receivable balances of the Company's three largest customers were approximately, 44%, 36% and 14% of total gross receivables.

The Company's primary product line is remanufactured carburetors, which accounted for 60% of 2001 net sales compared to 66% in 2000. The Company's main distribution channel is through two large retailers who accounted for 99% of net carburetor sales in 2001 and 2000.  The balance of the carburetor sales was to original equipment aftermarket customers and traditional warehouse distributors.

A reduction in the level of sales to or the loss of one or more of these customers could have a material adverse effect on the Company’s financial condition and results of operations.

#

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

The Company has $238,000 in reserves for anticipated future costs of pending environmental matters at December 31, 2001.  Such costs include the Company's estimated allocated share of remedial investigation/feasibility studies and clean up and disposal costs. The Company's ultimate costs are subject to further development of existing studies and possible readjustment of the Company's pro rata share of total costs.

B.  OTHER

The Company is involved in litigation in the normal course of its business.  Management intends to vigorously defend these cases.  In the opinion of Management, the litigation now pending will not have a material adverse effect on the consolidated financial position of the Company.

#

Note 12.      INVESTMENTS

In 2000, the Company disposed of its 50% equity investment in a foreign joint venture.  The Company’s wholly owned foreign subsidiary was a joint and several guarantor of Canadian bank debt with its partner in the 50% owned Canadian venture.  In 1992, the Company wrote down its investment in the venture and provided a reserve for a contingent liability to exit the venture.  The Company accounted for the joint venture using the equity method.  Given the venture's financial situation and the pending guarantees from the subsidiary Company, the Company since 1992 has recorded its investment at an estimated net realizable value of $115,000.

As a result of the sale, the Company realized a gain in 2000 of $753,000 after legal, other fees, and reversals of foreign translation adjustments and the reserves for the guarantee of bank loans.

Note 13.      OTHER ACCRUED EXPENSES.

Other accrued expenses consist of the following:

	December 31, 2001	December 31, 2000
Interest	$ 46,000	$ 72,000
Workers' compensation	819,000	1,120,000
Pension (see Note 8)	1,416,000	1,241,000
Environmental costs	238,000	690,000
Restructuring reserve (see Note 14)	154,000	-0-
Returned goods credit reserve	734,000	357,000
Other items - net	46,000	219,000
Total other accrued expenses	$ 3,453,000	$ 3,699,000

Note 14.      RESTRUCTURING CHARGES

During 2001, the Company adopted a plan to consolidate the operations of its two primary manufacturing facilities at its Hope Arkansas facility.  This plan was announced on January 10, 2002. The consolidation of these facilities will eliminate having to operate two plants that are significantly under capacity, and will allow the Company to extensively reduce costs and improve operating efficiencies.

The phase-down of the facility is expected to take three to four months and a charge of $154,000 was recorded in the year ended December 31, 2001. The charge includes increased property insurance and security for the idle plant and buyouts of service contracts. In addition, the Company expects to incur in 2002 expenses of $600,000 for inventory and equipment relocation, severance and other restructuring costs, which could not be accrued in 2001, as they do not qualify as “exit costs.”   More than offsetting these charges will be significant cost and efficiency savings resulting from the consolidation. The entire restructuring plan is expected to be completed by December 31, 2002.

#

Note 15.      SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the year for interest and income taxes was as follows:

	2001	2000	1999
Interest expense, net	$ 491,000	$ 552,000	$ 562,000
Income taxes	10,000	110,000	109,000

Supplemental Schedule of Noncash Investing and Financing Activities:

In July 2001, the Company purchased the inventory and equipment of B & T Rebuilders, Inc.  Cash disbursed totaled $1,308,000 for inventory, $742,000 for equipment and $75,000 for professional fees, totaling $2,125,000.  The Company also issued at closing a $500,000 note payable for intellectual properties, assumed $397,000 of accounts receivable and $98,000 of accounts payable, and recorded $276,000 of goodwill relating to the acquisition of the assets.

On December 31, 2000, the Company sold its 50% investment in a foreign joint venture and was released from a loan guarantee.  The Company wrote off its net basis of this investment, totaling $115,000, which was classified as $25,000 in other assets, ($268,000) in accounts payable, $617,000 in accrued liabilities, and ($439,000) in equity as a foreign currency translation adjustment, in exchange for a note receivable of approximately $868,000 resulting in a net gain of $753,000.

In 2001, 2000 and 1999, as a result of the vendor composition agreement, approximately $-0-, $-0- and $550,000 of trade payables were restructured into long-term notes payable, respectively. The extinguishment of the vendor debt resulted in an additional $-0-, $-0- and $59,000 of trade payables being forgiven, thus, resulting in an extraordinary gain in 1999.

Note 16.      BUSINESS SEGMENTS

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information.”  Following the provisions of SFAS No. 131, the Company is reporting two operating business segments in the same format as reviewed by the Company’s senior management.  Segment one, Fuel Systems & C.V. Assemblies, remanufactures and sells replacement fuel system components (carburetors and diesel fuel injection components) and constant velocity drive assemblies for substantially all makes and models of domestic and foreign automobiles and trucks. Segment two, Electrical & Mechanical Products, remanufactures and sells replacement electrical and mechanical products for passenger car, agricultural and heavy-duty truck original equipment applications.  Management uses net income as the measure of profit or loss by business segment.  Accounting policies of the operating segments are the same as described in the “Summary of Significant Accounting Policies” (see Note 1, page 38).  Segment assets include amounts specifically identified with each operation.  Corporate assets consist primarily of property and equipment.

#

Note 16.      BUSINESS SEGMENTS (Continued)

Business segment information is as follows:

	2001	2000	1999
Revenues:
Fuel Systems & C.V. Assemblies	$ 14,721,000	$ 15,793,000	$ 21,421,000
Electrical & Mechanical Products	7,215,000	6,452,000	7,146,000
Total Revenues	21,936,000	22,245,000	28,567,000

Depreciation & Amortization Expense:
Fuel Systems & C.V. Assemblies	240,000	194,000	215,000
Electrical & Mechanical Products	231,000	270,000	329,000
Corporate	44,000	66,000	77,000
Total depreciation & amortization	515,000	530,000	621,000

Interest Expense (net):
Fuel Systems & C.V. Assemblies	287,000	340,000	284,000
Electrical & Mechanical Products	208,000	201,000	240,000
Corporate	(4,000)	15,000	15,000
Total interest expense (net)	491,000	556,000	539,000

Net Income/(Loss):
Fuel Systems & C.V. Assemblies	945,000	2,942,000	3,427,000
Electrical & Mechanical Products	255,000	(684,000)	(350,000)
Corporate	(1,069,000)	(794,000)	(1,405,000)
Sub-total Inc/(Loss) before Extraordinary	131,000	1,464,000	1,672,000
Extraordinary Income/(Loss)	(124,000)	-0-	59,000
Net Income/(Loss)	7,000	1,464,000	1,731,000

Capital Additions:
Fuel Systems & C.V. Assemblies	30,000	1,000	57,000
Electrical & Mechanical Products	747,000	16,000	84,000
Corporate	49,000	1,000	194,000
Total capital additions	826,000	18,000	335,000

Total Assets:
Fuel Systems & C.V. Assemblies	13,367,000	8,761,000	8,536,000
Electrical & Mechanical Products	9,716,000	7,775,000	8,807,000
Corporate	897,000	2,304,000	2,232,000
Total assets	$ 23,980,000	$ 18,840,000	$ 19,575,000

#

Note 17.      ACQUISITIONS

On July 16, 2001, the Company, as a part of its plan to acquire new product lines, acquired the assets of B & T Rebuilders, Inc., which remanufactures air conditioning compressors for the passenger car, light truck, and agricultural aftermarket. Established in the mid-1990s, B & T operates from its Port Richey, Florida facility and distributes throughout the United States and to other countries.   B & T will be operated as a Division of the Company.

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

At closing, $2,125,000 was paid of the total purchase, with the balance due as a $500,000 note to be paid in six equal installments over the next eighteen months.

As of December 31, 2001, the net carrying amount of goodwill is $276,000 related to the acquisition of B & T Rebuilders, Inc.  The $276,000 of Goodwill is deductible for tax purposes. This acquisition was accounted for under the provisions of SFAS 141 and 142 using the purchase method.  Pro forma financial information has not been presented because this acquisition was not deemed to be material.

#

Note 18.      SELECTED QUARTERLY FINANCIAL DATA:

                   (UNAUDITED)

          (In Thousands, except per share data)

	NET	OPERATING	NET EARNINGS	EXTRA	NET
	SALES	INC/(LOSS)	B/F EXT. ITEMS	ORDINARY	EARNINGS
Quarters:
First	$ 6,096	$ 304	$ 191	$ (124)	$ 67
Second	5,269	133	175	-0-	175
Third	5,731	(140)	9	-0-	9
Fourth	4,840	(226)	(244)	-0-	(244)

Total 2001	$ 21,936	$ 71	$ 131	$ (124)	$ 7

Quarters:
First	$ 7,454	$ 763	$ 602	$ -0-	$ 602
Second	5,566	257	129	-0-	129
Third	4,597	157	14	-0-	14
Fourth	4,628	79	719	-0-	719
Total 2000	$ 22,245	$ 1,256	$ 1,464	$ -0-	$ 1,464

BASIC PER SHARE	DILUTED PER SHARE
	NET EARN	EXTRA	NET	NET EARN	EXTRA	NET
	B/F EXT ITEM	ORDINARY	EARNINGS	B/F EXT. ITEM	ORDINARY	EARNINGS
Quarters:
First	$ 0.05	$ (0.03)	$ 0.02	$ 0.05	$ (0.03)	$ 0.02
Second	0.05	0.00	0.05	0.05	0.00	0.05
Third	0.00	0.00	0.00	0.00	0.00	0.00
Fourth	(0.07)	0.00	(0.07)	(0.07)	0.00	(0.07)
Total 2001	$ 0.03	$ (0.03)	$ 0.00	$ 0.03	$ (0.03)	$ 0.00

Quarters:
First	$ 0.16	$ 0.00	$ 0.16	$ 0.16	$ 0.00	$ 0.16
Second	0.04	0.00	0.04	0.04	0.00	0.04
Third	0.00	0.00	0.00	0.00	0.00	0.00
Fourth	0.20	0.00	0.20	0.20	0.00	0.20
Total 2000	$ 0.40	$ 0.00	$ 0.40	$ 0.40	$ 0.00	$ 0.40

#

CHAMPION PARTS, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Additions to/
Balance at	Charged	(Deduction)	Balance at
Beginning	To	From	End
of Period	Operations	Reserves	of Period
Allowance for Uncollectible Accounts:
Year ended December 31, 1999	$ 339,000	$ -0-	$ (2,000)	$ 337,000
Year ended December 31, 2000	$ 337,000	$ 224,000	$ (354,000)	$ 206,000
Year ended December 31, 2001	$ 206,000	$ 469,000	$ (337,000)	$ 338,000

Additions to/
	Balance at	Charged	(Deduction)	Balance at
	Beginning	To	From	End
	of Period	Operations	Reserves	of Period
Inventory Reserves:
Year ended December 31, 1999	$ 4,948,000	$ 981,000	$ (742,000)	$ 5,187,000
Year ended December 31, 2000	$ 5,187,000	$ 747,000	$ (601,000)	$ 5,333,000
Year ended December 31, 2001	$ 5,333,000	$ 591,000	$ 303,000	$ 6,227,000

#

CHAMPION PARTS, INC.

EXHIBIT INDEX

__________

(Pursuant to Item 601 of Regulation S-K)

NO.

DESCRIPTION AND PAGE OR INCORPORATION REFERENCE

Articles of Incorporation and By-Laws

(3)(a)

Articles of Incorporation (incorporated by reference to Registrant's Quarterly Report on Form 10-Q "File No. 1-07807", for the quarter ended June 30, 1998).

(3)(b)

By Laws (incorporated by reference to Registrant’s current report on Form 8-K  "File No. 1-07807", filed June 5, 1997).

Instruments Defining the Rights of Security Holders, Including Indentures

(4)(a)

Stock Purchase Agreement dated March 18, 1987 between the Registrant and Dana Corporation, formerly Echlin, Inc. (incorporated by reference to the Registrant’s annual report on Form 10-K "File No. 1-07807", year ended December 31, 1998).

(4)(b)

Specimen of Common Share Certificate

(4)(c)

Articles of Incorporation (see Exhibit (3)(a) above).

(4)(d)

By-Laws (see Exhibit (3)(b) above).

(With respect to long-term debt instruments, see "Item 14. Exhibits, Financial Statement   Schedules, and Reports on Form 8-K").

Material Contracts

(10)(a)

Agreement, as amended, between Registrant and Raymond G. Perelman dated September 20, 1993 (incorporated by reference to Registrant's annual Report on Form 10-K "File No. 1-07807", year ended December 31, 1998).

(10)(b)

Letter Agreement dated October 9, 1995 between Registrant and RGP Holding, Inc. (Incorporated by reference to Registrant’s quarterly report on Form 10-Q "File No.1-07807", filed November 24, 1995).

#

CHAMPION PARTS, INC.

EXHIBIT INDEX

__________

Material Contracts (Continued)

(10)(c) 1995 Stock Option Plan as of November 1, 1995  (Incorporated by reference to the Registrant's Definitive Proxy Statement for the 1995 Annual Meeting of Shareholders).

(10)(d) Severance Agreement dated March 28, 1997 between the Registrant and Jerry A. Bragiel (Incorporated by reference to the Registrant’s annual report on Form 10-K "File No. 1-07807", year ended December 28, 1997).

 (10)(e) Employment and Stock Option Agreement between the registrant and Jerry A. Bragiel dated March 28, 1997 (Incorporated by reference to the Registrant’s annual report on Form 10-K "File No. 1-07807", year ended December 28, 1997).  (Note 1)

(10)(f) Stock Option Agreement between the registrant and key management personnel dated August 13, 1999. (Incorporated by reference to the Registrant’s annual report on Form 10-K "File No. 1-07807", year ended December 31, 2000).  (Note 1)

(10)(g) Settlement Agreement dated July 1, 1997 between the Registrant and Unsecured Trade Creditors (Incorporated by reference to Current Report on Form 8-K "File No. 1-07807" quarter ended July 30, 1997).

(10)(h) Loan and Security Agreement dated August 6, 1998 between the Registrant and Bank of America Commercial Corporation through its Bank of America Commercial Finance Division (incorporated by reference to Registrant’s quarterly report on Form 10-Q "File No. 1-07807", quarter ended June 29, 1998).

(10)(i) Loan and Security Agreement dated February 8, 2001 between the Registrant and Congress Financial Corporation (Southern), a subsidiary of First Union Bank (incorporated by reference to Registrant’s Annual Report on Form 10-K "File No. 1-07807", year ended December 31, 2000).

Additional Exhibits

(21)

List of Subsidiaries of Registrant (incorporated by reference to Registrant's Annual Report on Form 10-K "File No. 1-07807", for the year ended December 31, 2001).

Note:

(1) Denotes management contract or compensatory plan or arrangement required to be filed as an Exhibit to this report pursuant to item 601 of Regulation S-K.

#