Form 10-Q
period 2002-03-31
CHAMPION PARTS INC
filed 2002-05-15
CIK 19161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

                                  Class                                                     Outstanding as of March 31, 2002

               Common Shares - $0.10 Par Value                                          3,655,266

#

Champion Parts, Inc.

Form 10-Q

Cross Reference Index

PART I	FINANCIAL INFORMATION	PAGE

ITEM 1.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
	Balance Sheet - Assets	3
	Balance Sheet - Liabilities & Stockholders' Equity	4
	Statement of Income	5
	Statement of Stockholders' Equity	6
	Statement of Comprehensive Income	7
	Statement of Cash Flows	8
	Notes to Financial Statements	9-10

ITEM 2.	MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS
	Overview of Recent Events	11
	Results of Operations
	Three Months Ended March 31, 2002	11-12
	Critical Accounting Policies and Estimates	12
	Recent Accounting Pronouncements	13
	Liquidity and Capital Resources
	Working Capital	13
	Debt	14
	Seasonality	14
	Future Outlook	14
	Factors Which May Affect Future Results	14-15

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	16

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	16

	SIGNATURE PAGE	17

#

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CHAMPION PARTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2002	December 31, 2001
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash	$ 278,000	$ 139,000

Accounts receivable, less allowance for uncollectibles of $408,000 and $338,000 in 2002 and 2001, respectively	8,612,000	7,574,000
Other receivables	205,000	342,000

Inventories, net of reserves	10,798,000	10,730,000

Prepaid expenses and other assets	705,000	673,000

Deferred income tax asset	75,000	75,000

TOTAL CURRENT ASSETS	20,673,000	19,533,000

PROPERTY, PLANT AND EQUIPMENT:
Land	197,000	197,000
Buildings	7,837,000	7,837,000
Machinery and equipment	13,838,000	13,821,000
Gross property, plant & equipment	21,872,000	21,855,000

Less: Accumulated depreciation	17,832,000	17,705,000

NET PROPERTY, PLANT & EQUIPMENT	4,040,000	4,150,000

OTHER ASSETS	297,000	297,000

TOTAL ASSETS	$25,010,000	$23,980,000

The accompanying notes are an integral part of these statements.

#

CHAMPION PARTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	March 31, 2002	December 31, 2001
	(Unaudited)	(Audited)
CURRENT LIABILITIES:
Accounts payable	$7,630,000	$6,845,000
Accrued expenses:
Salaries, wages and employee benefits	484,000	669,000
Other accrued expenses	3,836,000	3,453,000
Taxes other than income	229,000	121,000

Current maturities of long-term debt:
Current maturities – term notes	463,000	463,000
Current maturities – subordinated debt	192,000	192,000
Current maturities – acquisition note	333,000	417,000
Total current maturities of long-term debt	988,000	1,072,000

TOTAL CURRENT LIABILITIES	13,167,000	12,160,000

DEFERRED INCOME TAXES	75,000	75,000

LONG-TERM DEBT:
Long-term notes payable – revolver	7,494,000	7,045,000
Long-term notes payable – term notes	1,949,000	2,065,000
Long-term notes payable – subordinated debt	2,160,000	2,207,000
Long-term note payable - acquisition	83,000	83,000
TOTAL LONG-TERM DEBT	11,686,000	11,400,000

STOCKHOLDERS' EQUITY:
Preferred stock - No par value; authorized 10,000,000
shares; issued and outstanding, none	-0-	-0-
Common stock - $.10 par value; auth. 50,000,000 shs;
issued and outstanding, 3,655,266 shs	366,000	366,000
Additional paid-in capital	15,578,000	15,578,000
Accumulated (deficit)	(15,447,000)	(15,184,000)
Accumulated other comprehensive (loss)	(415,000)	(415,000)
TOTAL STOCKHOLDERS’ EQUITY	82,000	345,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,010,000	$23,980,000

The accompanying notes are an integral part of these statements.

#

CHAMPION PARTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (CONDENSED)

FOR THE PERIODS ENDED

(Unaudited)

	Three Months March 31, 2002	Three Months April 1, 2001
Net Sales	$6,840,000	$6,096,000
Costs and Expenses:
Cost of products sold	6,235,000	5,179,000
Selling, distribution & administrative	752,000	613,000
Total costs and expenses	6,987,000	5,792,000

Operating (loss)/income	(147,000)	304,000

Non-operating (income)/expense:
Interest expense	134,000	132,000
Other non-operating (income)	(20,000)	(19,000)
Total non-operating (income)/expense	114,000	113,000

(Loss)/earnings before income taxes and extraordinary loss	(261,000)	191,000

Income taxes	2,000	-0-

(Loss)/earnings before extraordinary loss	(263,000)	191,000

Extraordinary (loss)	-0-	(124,000)

Net (loss)/Income	$ (263,000)	$ 67,000

Weighted Average Common Shares Outstanding at March 31, 2002:
Basic	3,655,266	3,655,266
Diluted	3,655,266	3,685,073

Earnings Per Common Share - Basic:
(Loss)/earnings before extraordinary (loss) per common share	$ (0.07)	$ 0.05
Extraordinary (loss) per common share	0.00	(0.03)
Net (loss)/income per common share	$ (0.07)	$ 0.02

Earnings Per Common Share - Diluted:
(Loss)/earnings before extraordinary (loss) per common share	$ (0.07)	$ 0.05
Extraordinary (loss) per common share	0.00	(0.03)
Net (loss)/income per common share	$ (0.07)	$ 0.02

The accompanying notes are an integral part of these statements

#

CHAMPION PARTS, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT)

 (Unaudited)

	Common Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated (Deficit)	Accumulated Comprehensive Income/(Loss)

BALANCE – December 31, 2001	3,655,266	$ 366,000	$15,578,000	($15,184,000)	$(415,000)

Net (loss)	-0-	-0-	-0-	(263,000)	-0-

BALANCE – March 31, 2002	3,655,266	$ 366,000	$15,578,000	($15,447,000)	$(415,000)

The accompanying notes are an integral part of these statements

#

CHAMPION PARTS, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months March 31, 2002	Three Months April 1, 2001

Net (loss)/income & other comprehensive income	$ (263,000)	$ 67,000

The accompanying notes are an integral part of these statements.

#

CHAMPION PARTS, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	Three Months March 31, 2002	Three Months April 1, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (Loss)/Income	$ (263,000)	$ 67,000

Adjustments to reconcile net income to net cash provided by operating activities:
Extraordinary write off	-0-	124,000
Depreciation and amortization	127,000	107,000
Provision for inventory write offs (Net)	50,000	234,000
Changes in assets and liabilities:
Accounts receivable (net trade)	(1,038,000)	(1,065,000)
Other accounts receivable	137,000	805,000
Inventories (gross)	(118,000)	(151,000)
Accounts payable	785,000	(489,000)
Accrued liabilities and other	274,000	(487,000)
NET CASH USED IN OPERATIONS	(46,000)	(855,000)

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(17,000)	-0-
NET CASH USED IN INVESTING ACTIVITIES	(17,000)	-0-

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings/(payments) under revolving loan agreement	449,000	(282,000)
Net (payments)/ borrowings on term note obligations	(116,000)	1,271,000
(Payments) under long-term subordinate debt obligations	(47,000)	(48,000)
(Payments) under long-term acquisition note obligation	(84,000)	-0-
NET CASH PROVIDED BY FINANCING ACTIVITIES	202,000	941,000
NET INCREASE IN CASH AND CASH EQUIVALENTS	139,000	86,000

CASH AND CASH EQUIVALENTS - Beginning of period	139,000	691,000

CASH AND CASH EQUIVALENTS - End of period	$ 278,000	$ 777,000

The accompanying notes are an integral part of these statements.

#

CHAMPION PARTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

_________________________________________________________________

Note 1.

The accompanying financial statements for the three months ended March 31, 2002 and April 1, 2001 have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  The condensed consolidated financial statements and these notes should be read in conjunction with the consolidated financial statements of the Company included in the Company's Annual Report submitted on Form 10-K for the year ended December 31, 2001.

The consolidated balance sheet at December 31, 2001 has been derived from the audited financial statements at that date.

Certain amounts relating to April 1, 2001, have been reclassified to conform to the current year's presentation.

The Company previously adopted Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  Following the provisions of SFAS No. 131, the Company  reported two operating business segments in the same format as reviewed by the Company’s senior management.  With the consolidation of the Pennsylvania and Arkansas manufacturing facilities in 2002, Management now views the previous two business segments as one.

Note 2.

The information furnished herein reflects all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period.  Results of operations for the three months ending March 31, 2002 are not necessarily indicative of results to be expected for the entire year.

Note 3.

Inventories are valued at the lower of cost (first-in, first-out method) or market.  A summary of the net inventories follows:

	March 31, 2002	December 31, 2001
Raw materials	$ 3,906,000	$ 3,526,000
Work-in-process	3,442,000	3,265,000
Finished goods	3,450,000	3,939,000
Total Inventories	$ 10,798,000	$ 10,730,000

Included in inventory above were net cores of $5.5 million (March 31, 2002) and $5.1 million (December 31, 2001).

Note 4.

For reporting purposes, product and core returns are offset against gross sales in arriving at net sales. Total returns for the three months ended March 31, 2002 were $2,037,000 compared to $2,140,000 during the same quarter last year.

#

NOTES (Continued):

Note 5.

The tax benefit provided for March 31, 2002, has been fully reserved.  The income tax expense attributable to operations for the three months ended April 1, 2001, differed from the amounts computed by applying the federal income tax rate of 34% principally as a result of tax benefits recognized related to the carry forward of net operating losses.

Note 6.

Long Term Debt - On February 8, 2001, the Company entered into a new credit facility with Congress Financial Corporation (Southern), a subsidiary of First Union Bank.  Maximum credit available under the new facility is $14,000,000, including letter of credit accommodations of $1,750,000, and term loans totaling $2,913,000 on fixed assets and real properties.  Interest rates on the facility are for revolving debt; bank prime (4.75% at March 31, 2002) plus 3/4%, for term debt; bank prime plus 1%, and for letters of credit; 2% per annum on the daily outstanding balance.

The carrying amount of long-term debt (excluding the subordinated debt) approximates fair market value because the interest rates on substantially all the debt fluctuate based on changes in market rates.

A  $124,000 extraordinary write-off was required when the Company entered into the new, three-year, loan facility with Congress Financial Corporation.  The extraordinary write-off was for loan acquisition costs associated with securing   the Bank of America loan facility in 1998.  These costs were being amortized over the four-year life of that loan facility.

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

The phase-down of the Pennsylvania facility is expected to take three to four months and a charge of $154,000 was recorded in the year ended December 31, 2001. The charge includes increased property insurance and security for the idle plant and buyouts of service contracts. In addition, the Company expects to incur in 2002 expenses of approximately $500,000 for inventory and equipment relocation, severance and other restructuring costs, which could not be accrued in 2001, as they did not qualify as “exit costs.” More than offsetting these charges will be significant cost and efficiency savings resulting from the consolidation. The entire restructuring plan is expected to be completed by December 31, 2002.

As of March 31, 2002, the Company has incurred relocation expenses associated with the moving of inventories and assets, legal services, severance and miscellaneous payroll of approximately $334,000.  These expenses did not qualify as "exit costs" to be accrued in December of 2001.

RESULTS OF OPERATIONS

Three months ended March 31, 2002 compared to three months ended April 1, 2001

Net sales of $6.8 million for the first quarter ending March 31, 2002 increased $744,000, or 12.2%, versus net sales of $6.1 million for the same period in 2001.  The gain in net sales, compared to first quarter 2001, principally reflects the addition of the air conditioning compressor product lines.  Carburetor net sales were up 6.5% for the first quarter, as a result of lower product returns compared to 2001.  Conversely, net sales of agricultural, heavy-duty, automotive and light truck products net sales declined versus last year, primarily due to higher product returns.  Total product and core returns, which are reflected as reductions to gross rebuilding sales, were 22.7% and 25.4% of gross sales in the first quarter of 2002 and 2001, respectively.

Carburetor net sales were 54.2% and 57.1% of total net sales in the first quarter of 2002 and 2001, respectively.  Although new vehicles sold in the United States and Canada are no longer equipped with carburetors, the Company continues to sell replacement units for older vehicles, many of which use carburetors. The Company expects that carburetor sales will exhibit a steady decline in future periods.  In addition, carburetor margins may be negatively impacted in the future as customers accelerate product returns during periods of declining demand.

Cost of products sold in the first quarter were $6.2 million, or 91.2% of net sales as compared to $5.2 million, or 85.0%, for the first quarter of 2001.  The cost of products sold included $300,000 of relocation cost (dismantling costs, severance pay, etc.) for the facility consolidation during the first quarter.   On a comparable basis (without relocation costs) with 2001, the cost of products sold as a percentage of net sales was slightly higher at 86.8% versus 85.0% last year.  The dollar increase over 2001, excluding relocation costs, was $700,000 reflecting an increase of $365,000 due to increased cost of goods sold as a result of the higher sales volume and the balance primarily reflecting higher cost of cores.

#

RESULTS OF OPERATIONS (CONTINUED)

For the first quarter 2002, selling, distribution and administrative expenses were $752,000, compared to $613,000 in the first quarter of 2001.  The $139,000 spending increase can be attributed to the inclusion of $34,000 of relocation costs (primarily freight) in distribution, and a $93,000 of additional expenditures for legal and professional services.

The Company had an operating loss of $(147,000) for the first quarter compared to income of $304,000 for the same period in 2001. Largely accounting for the operating loss was the $334,000 of relocation costs mentioned in the preceding analysis together with higher cost of sales and operating expenses.

Total non-operating expense of $114,000 for the quarter was $1,000 higher than the net $113,000 expense recorded for the first quarter of 2001.  Interest expense and other non-operating income amounts were both essentially even with 2001.

The first quarter 2002 net loss was $(263,000) compared to $67,000 of net income for the same period in 2001. Primarily accounting for this decrease from 2001 was the facility relocation expenses, together with higher cost sales and operating expenses.  Without the relocation costs and additional legal and professional expenses during the first quarter, net income would have been $164,000, a modest increase over the 2001 first quarter.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial statements reflect the selection and application of accounting policies that require management  to make significant estimates and assumptions. We believe that the following are some of the more critical judgment areas in the application of our accounting policies that currently affect our financial condition and results of operations.

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

Deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.  At March 31, 2002, the Company’s deferred tax asset consisted principally of net inventory reserves and net operating loss carryforwards.  The Company’s deferred tax asset has been reduced by a valuation allowance to the extent such benefits are not expected to   be fully utilized.

#

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 144, “Accounting for the Impairment of Long-Lived Assets,” addresses the financial accounting and reporting for the impairment or disposal of long-lived assets.  This statement supercedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business.  The provisions of SFAS 144 will be effective for fiscal years beginning after December 15, 2001.   The Company has implemented the provisions of SFAS 144, and the adoption of this standard has not had a material impact on the Company’s financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

Net working capital at March 31, 2002 was $7.5 million, compared to $7.4 million at the end of 2001, and  $3.9 million at April 1, 2001.  The $100,000 increase in working capital over the 2001 year-end reflects a increase in current assets of $1.1 million, largely a result of the addition of B & T Rebuilders receivables combined with an increase in trade receivables.  Current liabilities increased $1.0 million reflecting an increase in trade accounts payable and accrued expenses.

Compared to April 1, 2001, the $3.6 increase in working capital primarily resulted from an increase in current assets of $5.2 million, reflecting the addition of B & T Rebuilders receivables and inventory, together with other trade receivables and inventory increases.  Current liabilities increased $1.6 million due to increases in trade accounts payable and accrued expenses amounting to $1.9 million.

Net trade accounts receivable at March 31, 2002 were $8.6 million or $1.0 million higher versus the year-end 2001 balance of $7.6 million, primarily as a result substantially higher sales volume towards the end of the accounting period. Net trade receivables increased $3.2 million compared to the April 1, 2001 balance of $5.4 million reflecting sales growth in 2002, the inclusion of B & T Rebuilders receivables and aging differences versus the 2001 balances.

Net inventories of $10.8 million at March 31, 2002, were higher by $100,000 compared to year-end fiscal 2001 balance.  This slight increase was in core and work-in-process inventories, almost offset by lower finished goods inventories reflecting the higher sales volume at the end of the quarter.  Net inventories increased $2.3 million versus April 1, 2001, primarily as a result of the inclusion of B & T Rebuilders inventories, which were not in the 2001 balances.  Also finished goods inventories were higher in preparation of closing the Pennsylvania facility.

Accounts payable at the end of the first quarter of 2001 were $785,000 higher than year-end 2001, and they were $1.7 million higher than April 1, 2001.  The increase over both periods is principally due to an increase in trade accounts payable which were up reflecting the substantially higher raw materials spending necessary to support the increased production activity required to service sales demand in recent months.

Accrued expenses at the end of the first quarter were $383,000 higher than fiscal year-end 2001 balances primarily reflecting increases to sales credit accruals that are predicated primarily on sales estimates that have increased substantially from year-end. Compared to April 1, 2001, accrued expenses were higher by $219,000 for the same reason in the preceding sentence, plus the addition of the restructuring reserve, $154,000, to cover exit costs associated with the relocation of Pennsylvania facility.

#

Debt

At March 31, 2002 the balance outstanding on the Company's loan facility was $9,905,000 plus letter of credit accommodations of $150,000. This compares to a loan balance at December 31, 2001 of $9,572,000 and letter of credit accommodations of $150,000. Outstanding loan balances at April 1, 2001 were $4,905,000 and accommodations of $1,355,000.

SEASONALITY

The Company's business is slightly seasonal in nature, primarily as a result of the impact of weather conditions and the agricultural cycle on the demand for certain automotive and agricultural replacement parts.  Historically, the Company's sales and profits have been substantially higher in the first and fourth quarters of each year than in the second and third quarters.

FUTURE OUTLOOK

The Company announced on January 10, 2002, that it would close the Beech Creek, Pennsylvania plant facility and consolidate manufacturing operations at the Hope, Arkansas facility. The closing of this facility will eliminate having to operate two plants significantly under capacity, and will allow the Company to significantly reduce costs and improve operating efficiencies.  Inventory reduction in the months following the consolidation should improve cash flow.  Additional benefits should be derived from the sale of the facility and excess capital equipment.  A restructuring reserve was recorded in the fourth quarter of 2001, which resulted in non-recurring pre-tax expense totaling $154,000 charged to operations in 2001. Elements of the restructuring charges consist of maintenance expenses, buyouts of service contracts and additional property insurance.

In addition to consolidating and improving existing operations, management is pursuing new products and markets to replace declining sales of carburetors in the traditional market segments. This includes internal product development as well as acquisition of new product line opportunities. The Company’s $14 million credit facility with Congress Financial Corporation will help to provide the capital to accommodate growth and acquisitions.  However, there can be no assurance that the Company will be successful in its efforts.

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

#

FACTORS WHICH MAY AFFECT FUTURE RESULTS (CONTINUED)

The Company’s six largest customers accounted for a total of 98% of the Company’s net sales in the first quarter of 2002 with the three largest customers aggregating 74% of the total.  A significant reduction in the level of sales or the loss of a large customer would have a materially adverse impact on the Company’s financial condition and results of operations.

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

#

PART II.     OTHER INFORMATION

ITEM 1.    Legal Proceedings

Lawson Street, City of Industry, California Cleanup Proceedings, and Puente Valley, California Superfund Proceeding

See Registrant’s Annual Report on Form 10-K, December 31, 2001, Environmental Section, page 7, for background of these proceedings.

ITEM 6.    Exhibits and Reports on Form 8-K

No Form 8-K reports were filed by the Company during the most recently completed fiscal quarter.

#

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHAMPION PARTS, INC.

(Registrant)

Date:   May 15, 2002

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