Form 10-Q
period 2002-06-30
CHAMPION PARTS INC
filed 2002-08-14
CIK 19161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

                                  Class                                                     Outstanding as of June 30, 2002

               Common Shares - $0.10 Par Value                                          3,655,266

#

Champion Parts, Inc.

Form 10-Q

Cross Reference Index

PART I	FINANCIAL INFORMATION	PAGE

ITEM 1.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
	Balance Sheet - Assets	3
	Balance Sheet - Liabilities & Stockholders' Equity	4
	Statement of Income	5
	Statement of Stockholders' Equity	6
	Statement of Comprehensive Income	7
	Statement of Cash Flows	8
	Notes to Financial Statements	9-10

ITEM 2.	MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS
	Overview of Recent Events	11
	Results of Operations
	Three Months Ended June 30, 2002	11-12
	Six Months Ended June 30, 2002	12-13
	Critical Accounting Policies and Estimates	13-14
	Recent Accounting Pronouncements	14
	Liquidity and Capital Resources
	Working Capital	14-15
	Debt	15
	Seasonality	15
	Future Outlook	15
	Factors Which May Affect Future Results	16

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	17

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	17

	SIGNATURE PAGE	18

#

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CHAMPION PARTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2002	December 31, 2001
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash	$ 173,000	$ 139,000

Accounts receivable, less allowance for uncollectibles of $494,000 and $338,000 in 2002 and 2001, respectively	9,634,000	7,574,000
Other receivables	188,000	342,000

Inventories, net of reserves	9,659,000	10,730,000

Prepaid expenses and other assets	663,000	673,000

Deferred income tax asset	75,000	75,000

TOTAL CURRENT ASSETS	20,392,000	19,533,000

PROPERTY, PLANT AND EQUIPMENT:
Land	197,000	197,000
Buildings	7,837,000	7,837,000
Machinery and equipment	13,853,000	13,821,000
Gross property, plant & equipment	21,887,000	21,855,000

Less: Accumulated depreciation	17,966,000	17,705,000

NET PROPERTY, PLANT & EQUIPMENT	3,921,000	4,150,000

OTHER ASSETS	297,000	297,000

TOTAL ASSETS	$24,610,000	$23,980,000

The accompanying notes are an integral part of these statements.

#

CHAMPION PARTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY	June 30, 2002	December 31, 2001
	(Unaudited)	(Audited)
CURRENT LIABILITIES:
Accounts payable	$7,463,000	$6,845,000
Accrued expenses:
Salaries, wages and employee benefits	338,000	669,000
Other accrued expenses	3,761,000	3,453,000
Taxes other than income	151,000	121,000

Current maturities of long-term debt:
Current maturities – term notes	463,000	463,000
Current maturities – subordinated debt	191,000	192,000
Current maturities – acquisition note	333,000	417,000
Total current maturities of long-term debt	987,000	1,072,000

TOTAL CURRENT LIABILITIES	12,700,000	12,160,000

DEFERRED INCOME TAXES	75,000	75,000

LONG-TERM DEBT:
Long-term notes payable – revolver	7,431,000	7,045,000
Long-term notes payable – term notes	1,833,000	2,065,000
Long-term notes payable – subordinated debt	2,112,000	2,207,000
Long-term note payable – acquisition	-0-	83,000
TOTAL LONG-TERM DEBT	11,376,000	11,400,000

STOCKHOLDERS' EQUITY:
Preferred stock - No par value; authorized 10,000,000
shares; issued and outstanding, none	-0-	-0-
Common stock - $.10 par value; auth. 50,000,000 shs;
issued and outstanding, 3,655,266 shs	366,000	366,000
Additional paid-in capital	15,578,000	15,578,000
Accumulated (deficit)	(15,070,000)	(15,184,000)
Accumulated other comprehensive (loss)	(415,000)	(415,000)
TOTAL STOCKHOLDERS’ EQUITY	459,000	345,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,610,000	$23,980,000

The accompanying notes are an integral part of these statements.

#

CHAMPION PARTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (CONDENSED)

FOR THE PERIODS ENDED

(Unaudited)

	Six Months June 30, 2002	Six Months July 1, 2001	Three Months June 30, 2002	Three Months July 1, 2001
Net Sales	$13,996,000	$11,365,000	$7,156,000	$5,269,000
Costs and Expenses:
Cost of products sold	12,101,000	9,707,000	5,866,000	4,528,000
Selling, distribution & administrative	1,650,000	1,221,000	898,000	608,000
Total costs and expenses	13,751,000	10,928,000	6,764,000	5,136,000

Operating income	245,000	437,000	392,000	133,000

Non-operating (income)/expense:
Interest expense	282,000	231,000	149,000	98,000
Other non-operating (income)	(155,000)	(160,000)	(136,000)	(140,000)
Total non-operating (income)/expense	127,000	71,000	13,000	(42,000)

Earnings before income taxes and extraordinary loss	118,000	366,000	379,000	175,000

Income taxes	4,000	-0-	2,000	-0-

Earnings before extraordinary loss	114,000	366,000	377,000	175,000

Extraordinary (loss)	-0-	(124,000)	-0-	-0-

Net income	$ 114,000	$ 242,000	$ 377,000	$ 175,000

Weighted Average Common Shares Outstanding at June 30, 2002:
Basic	3,655,266	3,655,266	3,655,266	3,655,266
Diluted	3,655,975	3,709,063	3,655,266	3,709,063

Earnings Per Common Share - Basic:
Earnings before extraordinary (loss) per common share	$ 0.03	$ 0.10	$ 0.10	$ 0.05
Extraordinary (loss) per common share	0.00	(0.03)	0.0	0.00
Net income per common share - basic	$ 0.03	$ 0.07	$ 0.10	$ 0.05

Earnings Per Common Share - Diluted:
Earnings before extraordinary (loss) per common share	$ 0.03	$ 0.10	$ 0.10	$ 0.05
Extraordinary (loss) per common share	0.00	(0.03)	0.00	0.00
Net income per common share - diluted	$ 0.03	$ 0.07	$ 0.10	$ 0.05

The accompanying notes are an integral part of these statements

#

CHAMPION PARTS, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

 (Unaudited)

	Common Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated (Deficit)	Accumulated Comprehensive Income/(Loss)

BALANCE – December 31, 2001	3,655,266	$ 366,000	$15,578,000	($15,184,000)	$(415,000)

Net Income	-0-	-0-	-0-	114,000	-0-

BALANCE – June 30, 2002	3,655,266	$ 366,000	$15,578,000	($15,070,000)	$(415,000)

The accompanying notes are an integral part of these statements

#

CHAMPION PARTS, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	Six Months June 30, 2002	Six Months July 1, 2001	Three Months June 30, 2002	Three Months July 1, 2001

Net income & other comprehensive income	$ 114,000	$ 242,000	$ 377,000	$ 175,000

The accompanying notes are an integral part of these statements.

#

CHAMPION PARTS, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	Six Months June 30, 2002	Six Months July 1, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (Loss)/Income	$ 114,000	$ 242,000

Adjustments to reconcile net income to net cash provided by operating activities:
Extraordinary write off	-0-	124,000
Depreciation and amortization	261,000	215,000
Provision for inventory write offs (Net)	235,000	422,000
Changes in assets and liabilities:
Accounts receivable (net trade)	(2,060,000)	(149,000)
Other accounts receivable	154,000	644,000
Inventories (gross)	836,000	(217,000)
Accounts payable	618,000	(575,000)
Accrued liabilities and other	17,000	(747,000)
NET CASH PROVIDED BY/(USED IN) OPERATIONS	175,000	(41,000)

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(32,000)	(12,000)
NET CASH USED IN INVESTING ACTIVITIES	(32,000)	(12,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings/(payments) under revolving loan agreement	386,000	(1,630,000)
Net (payments)/ borrowings on term note obligations	(232,000)	1,154,000
(Payments) under long-term subordinate debt obligations	(96,000)	(95,000)
(Payments) under long-term acquisition note obligation	(167,000)	-0-
NET CASH USED IN FINANCING ACTIVITIES	(109,000)	(571,000)
NET INCREASE/(DECREASE) IN CASH & CASH EQUIVALENTS	34,000	(624,000)

CASH AND CASH EQUIVALENTS - Beginning of period	139,000	691,000

CASH AND CASH EQUIVALENTS - End of period	$ 173,000	$ 67,000

The accompanying notes are an integral part of these statements.

#

CHAMPION PARTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

_________________________________________________________________

Note 1.

The accompanying financial statements for the three and six months ending June 30, 2002 and July 1, 2001 have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  The condensed consolidated financial statements and these notes should be read in conjunction with the consolidated financial statements of the Company included in the Company's Annual Report submitted on Form 10-K for the year ended December 31, 2001.

The consolidated balance sheet at December 31, 2001 has been derived from the audited financial statements at that date.

Certain amounts relating to July 1, 2001, have been reclassified to conform to the current year's presentation.

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

Note 2.

The information furnished herein reflects all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period.  Results of operations for the six months ending June 30, 2002 are not necessarily indicative of results to be expected for the entire year.

Note 3.

Inventories are valued at the lower of cost (first-in, first-out method) or market.  A summary of the net inventories follows:

	June 30, 2002	December 31, 2001
Raw materials	$ 3,541,000	$ 3,526,000
Work-in-process	3,317,000	3,265,000
Finished goods	2,801,000	3,939,000
Total Inventories	$ 9,659,000	$ 10,730,000

Included in inventory above were net cores of $4.2 million (June 30, 2002) and $5.1 million (December 31, 2001).

Note 4.

For reporting purposes, product and core returns are offset against gross sales in arriving at net sales.  Total returns for the three months ended June 30, 2002 were $1,157,000 compared to $2,392,000 at July 1, 2002.  For the six months ended June 30, 2002, total returns were $3,195,000 compared to $4,551,000 during the same period last year.

#

NOTES (Continued):

Note 5.

The income tax expense attributable to operations for the six months ended June 30, 2002 and July 1, 2001, differed from the amounts computed by applying the federal income tax rate of 34% principally as a result of tax benefits recognized related to the carry forward of net operating losses.

Note 6.

Long Term Debt - On February 8, 2001, the Company entered into a new credit facility with Congress Financial Corporation (Southern), a subsidiary of First Union Bank.  Maximum credit available under the new facility is $14,000,000, including letter of credit accommodations of $1,750,000, and term loans totaling $2,913,000 on fixed assets and real properties.  Interest rates on the facility are for revolving debt; bank prime (4.75% at June 30, 2002) plus 3/4%, for term debt; bank prime plus 1%, and for letters of credit; 2% per annum on the daily outstanding balance.

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

#

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

      CONDITION AND RESULTS OF OPERATIONS

OVERVIEW OF RECENT EVENTS

FACILITY CLOSING

During 2001, the Company adopted a plan to consolidate the operations of its two primary manufacturing facilities at its Hope Arkansas facility.  This plan was formally announced on January 10, 2002. The consolidation of these facilities would eliminate having to operate two plants that are significantly under capacity, and will allow the Company to reduce costs and improve operating efficiencies.  The Pennsylvania facility ceased operation as of March 15, 2002.

The phase-down of the Pennsylvania facility was estimated to take three to four months and a charge of $154,000 was recorded in the year ended December 31, 2001. The restructuring charge included estimates for increased property insurance, security for the idle plant and buyouts of service contracts. It was determined during the second quarter of 2002 that the estimated restructuring charge was overstated, consequently, a reversal of $127,000 was realized in May.

In addition, the Company incurred through June 30, 2002, expenses totaling $525,000 for inventory and equipment relocation, severance and other restructuring costs, which could not be accrued in 2001, as they did not qualify as “exit costs.” Management expects that these relocation charges will be more than offset by cost and efficiency savings resulting from the consolidation. The entire restructuring plan is expected to be completed by December 31, 2002.

RESULTS OF OPERATIONS

Three months ended June 30, 2002 compared to three months ended July 1, 2001

Net sales of $7.2 million for the second quarter ending June 30, 2002 were $1.9 million or 35.8%, higher than net sales of $5.3 million for the same period in 2001.  Largely accounting for the increase in net sales compared to second quarter 2001 was the inclusion of the air conditioning compressor product lines in 2002.  Total product and core returns, which are accounted for as reductions to gross rebuilding sales, were 13.7% and 30.7% of gross sales in the second quarter of 2002 and 2001, respectively.  The lower returns percentage in the second quarter 2002 reflects the seasonal effect of returns lagging sales for air conditioning products.

For the second quarter of 2002 and 2001, respectively, carburetor net sales were 52.4% and 59.7% of total net sales.  Although new vehicles sold in the United States and Canada are no longer equipped with carburetors, the Company continues to sell replacement units for older vehicles, many of which use carburetors. The Company expects that carburetor sales will continue to exhibit a steady decline in future periods.  In addition, carburetor margins may be negatively impacted in the future as customers accelerate product returns during periods of declining demand.

Cost of products sold were $5.9 million, or 82.0% of net sales in the second quarter as compared to $4.5 million, or 85.9%, for the second quarter of 2001.  Included in the cost of products sold for the quarter was $128,000 of relocation costs (dismantling costs, severance pay, etc.) for the facility consolidation.  On a comparable basis with 2001, excluding relocation costs, the dollar increase over 2001 was $1.3 million reflecting an increase of $0.8 million due to increased cost of goods sold as a result of the higher sales volume and $1.2 million higher core costs.  Partially offsetting these increases was a gain of $0.7 million reflecting improvements in materials, labor and overhead costs at the Hope facility.

#

RESULTS OF OPERATIONS (CONTINUED)

Selling, distribution and administrative expenses for the second quarter 2002 were $898,000, compared to $608,000 in the second quarter of 2001.  The $290,000 spending increase can be attributed to the inclusion of $63,000 of relocation costs (primarily freight) in distribution, increased shipping costs reflecting the higher sales volume, high professional fees and the addition of the B & T Rebuilders Division to the spending base.

The Company had operating income of $392,000 for the second quarter compared to operating income of $133,000 for the same period in 2001. Largely accounting for the $259,000 operating gain was the significant net sales increase combined with proportionately lower cost of goods sold mentioned in the preceding analysis. There was a $191,000 negative impact to operating income resulting from the plant relocation spending.

Total non-operating expense was $13,000 for the quarter versus $42,000 of income recorded for the second quarter of 2001.  The net increase in non-operating expense is principally accounted for by higher interest expense, up $51,000, from 2001 reflecting the increase in revolver debt.  Non-operating income for the quarter of $136,000 included a reduction of $127,000 of unused restructuring reserve. While non-operating income of $140,000 in the second quarter of 2001, was favorably impacted by Canadian tax refunds of $63,000 and a $24,000 insurance claim recovery.

The second quarter 2002 net income was $377,000 compared to $175,000 of net income for the same period in 2001. Primarily accounting for this increase over 2001 was the substantial net sales increase combined with a proportionately lower increase in cost of goods sold mentioned in the above analysis. Without the relocation costs and the reduction of the restructuring reserve, net income would have been $441,000, a $266,000 increase over the second quarter of 2001.

Six months ended June 30, 2002 compared to Six months ended July 1, 2001

For the first six months ending June 30, 2002, net sales were $14.0 million versus net sales of $11.4 million for the same period in 2001.  The $2.6 million, 23.2%, gain in net sales versus the first half of 2001, principally reflects the addition of the air conditioning compressor product lines to the product base in 2002.  Partially reducing this gain were slightly lower net sales of agricultural, heavy-duty, automotive and light truck products, reflecting lower gross rebuilding sales combined with higher product returns.  Total product and core returns, that are reflected as reductions to gross rebuilding sales, were 18.3% and 28.1% of gross sales in the first half of 2002 and 2001, respectively. The lower returns percentage in 2002 reflects the seasonal effect of returns lagging sales for air conditioning products.

Carburetor net sales were 53.3% and 58.3% of total net sales in the first six months of 2002 and 2001, respectively.  Although new vehicles sold in the United States and Canada are no longer equipped with carburetors, the Company continues to sell replacement units for older vehicles, many of which use carburetors. The Company expects that carburetor sales will continue to exhibit a steady decline in future periods.  In addition, carburetor margins may be negatively impacted in the future as customers accelerate product returns during periods of declining demand.

Cost of products sold were $12.1 million, or 86.5% of net sales in the first half as compared to $9.7 million, or 85.4%, for the same period of 2001.  Included in the cost of products sold were $428,000 of relocation cost (dismantling costs, severance pay, etc.) for the facility consolidation during the first six months.  The dollar increase over 2001, excluding relocation costs, was $1.9 million reflecting an increase of $1.6 million due to increased cost of goods sold as a result of the higher sales volume, and $1.8 million reflecting higher cost of cores.  Partially offsetting these increases was a gain of $1.2 million due to improvements in materials and labor costs at the Hope facility, and a favorable overhead spending variance of $0.2 million.

#

RESULTS OF OPERATIONS (CONTINUED)

Selling, distribution and administrative expense for the first six months was $1.65 million, compared to $1.22 million in the first six months of 2001.  The spending increase of $430,000 can be partially attributed to the inclusion of $98,000 of relocation costs (primarily freight) in distribution, increased shipping costs reflecting the higher sales volume, high professional fees and the addition of the B & T Rebuilders Division to the spending base in 2002.

Operating income was $245,000 for the six months compared to operating income of $437,000 for the same period in 2001. Plant relocation spending had a $525,000 negative impact on operating income. On a comparable basis with 2001, operating income increased $333,000, or 76%, largely reflecting the substantial net sales increase combined with a proportionately lower increase in cost of goods sold mentioned in the preceding analysis.

Total non-operating expense was $127,000 for the first six months versus $71,000 of net expense recorded for the same period in 2001. The net increase of $56,000 in non-operating expense is principally accounted for by higher interest expense, up $51,000, from 2001 reflecting the increase in revolver debt.  Non-operating income for the six months of $155,000 included a reduction of $127,000 of unused restructuring reserve. While non-operating income of $160,000 in the first half of 2001, was favorably impacted by Canadian tax refunds of $63,000 and a $24,000 insurance claim recovery.

The six months 2002 net income was $114,000 compared to $242,000 of net income for the same period in 2001. Primarily accounting for this decrease versus 2001 was the impact of the relocation cost. Without the relocation costs and the reduction of the restructuring reserve, net income would have been $503,000, an increase of $261,000 increase over the 2001 results which included an extraordinary write-off of $124,000 for loan acquisition costs.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial statements reflect the selection and application of accounting policies that require management to make significant estimates and assumptions. We believe that the following are some of the more critical judgment areas in the application of our accounting policies that currently affect our financial condition and results of operations.

Preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues, and expenses and related contingent liabilities.  On an on-going basis, the Company evaluates its estimates, including those related to revenues, reserves, bad debts, income taxes, and contingencies and litigation.  The Company bases its reserve estimates on historical experience, current market and operating trends, and on various assumptions that are believed to be reasonable under current operating circumstances.  Actual results may differ from these estimates under different assumptions or conditions.

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

#

CRITICAL ACCOUNTING POLICIES AND ESTIMATES (CONTINUED)

Deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.  At June 30, 2002, the Company’s deferred tax asset consisted principally of net inventory reserves and net operating loss carryforwards.  The Company’s deferred tax asset has been reduced by a valuation allowance to the extent such benefits are not expected to be fully utilized.

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

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

Net working capital at June 30, 2002 was $7.7 million, compared to $7.4 million at the end of 2001, and  $2.7 million at July 1, 2001.  The $300,000 increase in working capital over the 2001 year-end reflects an increase in current assets of $0.9 million, largely a result of the addition of B & T Rebuilders receivables combined with an increase in trade receivables.  Current liabilities increased $0.6 million primarily reflecting an increase in trade accounts payable.

Compared to July 1, 2001, the $5.0 increase in working capital primarily resulted from an increase in current assets of $6.2 million, reflecting the addition of B & T Rebuilders receivables and inventory, together with higher trade receivables and inventories.  Current liabilities increased $1.2 million primarily due to an increase in trade accounts payable partially offset by lower current maturities of long term debt.

Net trade accounts receivable at June 30, 2002 were $9.6 million or $2.0 million higher versus the year-end 2001 balance of $7.6 million, primarily as a result substantially higher sales volume towards the end of the accounting period. Net trade receivables increased $5.1 million compared to the July 1, 2001 balance of $4.5 million reflecting the sales growth in 2002, the inclusion of B & T Rebuilders receivables and aging differences versus the 2001 balances.

Net inventories of $9.7 million at June 30, 2002, were lower by $1.0 million compared to year-end fiscal 2001 balance.  The 9.4% decrease was entirely in finished goods inventories reflecting the higher sales volume at the end of the quarter.  Net inventories increased $1.3 million versus July 1, 2001, primarily as a result of the inclusion of B & T Rebuilders inventories, which were not in the 2001 balances.

#

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Accounts payable at the end of the first half of 2001 were $534,000 higher than the balance at year-end 2001, and they were $1.6 million higher than July 1, 2001.  The increase over both periods is principally due to an increase in trade accounts payable which were up reflecting the substantially higher raw materials spending necessary to support the increased production activity required to service sales demand in recent months.

Accrued expenses at the end of the first half of 2002 were $7,000 higher than fiscal year-end 2001 balances reflecting increases to sales credit accruals that are predicated primarily on sales estimates that have increased substantially from year-end. Compared to July 1, 2001, accrued expenses were lower by $138,000 primarily as a result of lower payroll accruals.

Debt

At June 30, 2002 the balance outstanding on the Company's loan facility was $9,727,000 plus letter of credit accommodations of $150,000. This compares to a loan balance at December 31, 2001 of $9,572,000 and letter of credit accommodations of $150,000. Outstanding loan balances at July 1, 2001 were $3,441,000 and letter of credit accommodations of $1,356,000.

SEASONALITY

The Company's business is slightly seasonal in nature, primarily as a result of the impact of weather conditions and the agricultural cycle on the demand for certain automotive and agricultural replacement parts.  Historically, the Company's sales and profits have been substantially higher in the first and fourth quarters of each year than in the second and third quarters.  With the addition of the air conditioning compressor lines, operating results in the second quarter are significantly higher reflecting the seasonality of these product lines.

FUTURE OUTLOOK

The Company announced on January 10, 2002, that it would close the Beech Creek, Pennsylvania plant facility and consolidate manufacturing operations at the Hope, Arkansas facility. Operations ceased at the Pennsylvania facility on March 15, 2002 and the bulk of the inventory and capital equipment have been transferred to the Hope facility as of June 30, 2002.

The closing of the Pennsylvania facility will eliminate having to operate two plants significantly under capacity, and is allowing the Company to reduce costs and improve operating efficiencies.  A reduction in inventory has already been realized and further reductions in ensuing months should improve cash flow.  In future months, additional benefits should be derived from the sale of the manufacturing facility and excess capital equipment.

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

#

FACTORS WHICH MAY AFFECT FUTURE RESULTS

This quarterly report contains forward-looking statements that are subject to risks and uncertainties, including but not limited the statements under "Future Outlook" and to the following:

The competitive environment has caused and is continuing to cause change in distribution channels between volume retailers' and traditional warehouse/distributors.  The Company has diversified its customer base and currently serves all major segments, including automotive warehouse distributors and jobbers, original equipment manufacturers of automotive equipment and large volume automotive retailers. The anticipated decline in carburetor product sales over the longer term will impact future results.  The Company will pursue to offset this impact through development of niche product markets, new product development, improvements in its manufacturing processes and cost containment with a strong focus on capacity utilization. There is no assurance that the Company’s efforts will be successful.

The Company’s six largest customers accounted for a total of 95.7% of the Company’s net sales in the first half of 2002 with the three largest customers aggregating 73.8% of the total.  A significant reduction in the level of sales or the loss of a large customer would have a materially adverse impact on the Company’s financial condition and results of operations.

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

Date:   August 14, 2002

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