Form 10-Q
period 2002-09-29
CHAMPION PARTS INC
filed 2002-11-14
CIK 19161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2002

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

                                  Class                                                     Outstanding as of September 29, 2002

               Common Shares - $0.10 Par Value                                          3,655,266

#

Champion Parts, Inc.

Form 10-Q

Cross Reference Index

PART I	FINANCIAL INFORMATION	PAGE

ITEM 1.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
	Balance Sheet - Assets	3
	Balance Sheet - Liabilities & Stockholders' Equity	4
	Statement of Income	5
	Statement of Stockholders' Equity	6
	Statement of Comprehensive Income	7
	Statement of Cash Flows	8
	Notes to Financial Statements	9-10

ITEM 2.	MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS
	Overview of Recent Events	11
	Results of Operations
	Three Months Ended September 29, 2002	11-12
	Nine Months Ended September 29, 2002	12-13
	Critical Accounting Policies and Estimates	13-14
	Recent Accounting Pronouncements	14
	Liquidity and Capital Resources
	Working Capital	14-15
	Debt	15
	Seasonality	15
	Future Outlook	15-16
	Factors Which May Affect Future Results	16

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT	16
	MARKET RISK

ITEM 4.	CONTROLS AND PROCEDURES	16

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	17

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	17

	SIGNATURE PAGE	18

	CERTIFICATIONS	19-21

#

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CHAMPION PARTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 29, 2002	December 31, 2001
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash	$ 156,000	$ 139,000

Accounts receivable, less allowance for uncollectibles of $578,000 and $338,000 in 2002 and 2001, respectively	8,296,000	7,574,000
Other receivables	135,000	342,000

Inventories, net of reserves	10,209,000	10,730,000

Prepaid expenses and other assets	668,000	673,000

Deferred income tax asset	75,000	75,000

TOTAL CURRENT ASSETS	19,539,000	19,533,000

PROPERTY, PLANT AND EQUIPMENT:
Land	70,000	197,000
Buildings	4,380,000	7,837,000
Machinery and equipment	13,881,000	13,821,000
Gross property, plant & equipment	18,331,000	21,855,000

Less: Accumulated depreciation	15,941,000	17,705,000

NET PROPERTY, PLANT & EQUIPMENT	2,390,000	4,150,000

ASSETS HELD FOR SALE	1,467,000	-0-

OTHER ASSETS	297,000	297,000

TOTAL ASSETS	$23,693,000	$23,980,000

The accompanying notes are an integral part of these statements.

#

CHAMPION PARTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY	September 29, 2002	December 31, 2001
	(Unaudited)	(Audited)
CURRENT LIABILITIES:
Accounts payable	$7,588,000	$6,845,000
Accrued expenses:
Salaries, wages and employee benefits	344,000	669,000
Other accrued expenses	3,903,000	3,453,000
Taxes other than income	104,000	121,000

Current maturities of long-term debt:
Current maturities – term notes	463,000	463,000
Current maturities – subordinated debt	192,000	192,000
Current maturities – acquisition note	250,000	417,000
Total current maturities of long-term debt	905,000	1,072,000

TOTAL CURRENT LIABILITIES	12,844,000	12,160,000

DEFERRED INCOME TAXES	75,000	75,000

LONG-TERM DEBT:
Long-term notes payable – revolver	6,631,000	7,045,000
Long-term notes payable – term notes	1,718,000	2,065,000
Long-term notes payable – subordinated debt	2,064,000	2,207,000
Long-term note payable – acquisition	-0-	83,000
TOTAL LONG-TERM DEBT	10,413,000	11,400,000

STOCKHOLDERS' EQUITY:
Preferred stock - No par value; authorized 10,000,000
shares; issued and outstanding, none	-0-	-0-
Common stock - $.10 par value; auth. 50,000,000 shs;
issued and outstanding, 3,655,266 shs	366,000	366,000
Additional paid-in capital	15,578,000	15,578,000
Accumulated (deficit)	(15,168,000)	(15,184,000)
Accumulated other comprehensive (loss)	(415,000)	(415,000)
TOTAL STOCKHOLDERS’ EQUITY	361,000	345,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,693,000	$23,980,000

The accompanying notes are an integral part of these statements.

#

CHAMPION PARTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (CONDENSED)

FOR THE PERIODS ENDED

(Unaudited)

	Nine Months Sept. 29, 2002	Nine Months Sept. 30, 2001	Three Months Sept. 29, 2002	Three Months Sept. 30, 2001
Net Sales	$19,172,000	$17,097,000	$5,176,000	$5,731,000
Costs and Expenses:
Cost of products sold	16,290,000	14,984,000	4,503,000	5,278,000
Selling, distribution & administrative	2,086,000	1,817,000	648,000	593,000
Relocation expense	531,000	-0-	5,000	-0-
Total costs and expenses	18,907,000	16,801,000	5,156,000	5,871,000

Operating income/(loss)	265,000	296,000	20,000	(140,000)

Non-operating expense/(income):
Interest expense	412,000	355,000	130,000	125,000
Other non-operating (income)	(172,000)	(434,000)	(17,000)	(274,000)
Total non-operating expense/(income)	240,000	(79,000)	113,000	(149,000)

Earnings/(loss) before income taxes and extraordinary (loss)	25,000	375,000	(93,000)	9,000

Income taxes	9,000	-0-	5,000	-0-

Earnings/(loss) before extraordinary (loss)	16,000	375,000	(98,000)	9,000

Extraordinary (loss)	-0-	(124,000)	-0-	-0-

Net income/(loss)	$ 16,000	$ 251,000	$ (98,000)	$ 9,000

Weighted Average Common Shares Outstanding at September 29, 2002:
Basic	3,655,266	3,655,266	3,655,266	3,655,266
Diluted	3,655,266	3,671,063	3,680,380	3,674,621

Earnings/(loss) Per Common Share - Basic:
Earnings/(loss) before extraordinary (loss) per common share	$ 0.00	$ 0.10	$ (0.03)	$ 0.00
Extraordinary (loss) per common share	0.00	(0.03)	0.00	0.00
Net income/(loss) per common share-basic	$ 0.00	$ 0.07	$ (0.03)	$ 0.00

Earnings/(loss) Per Common Share - Diluted:
Earnings/(loss) before extraordinary (loss) per common share	$ 0.00	$ 0.10	$ (0.03)	$ 0.00
Extraordinary (loss) per common share	0.00	(0.03)	0.00	0.00
Net income/(loss) per common share-diluted	$ 0.00	$ 0.07	$ (0.03)	$ 0.00

The accompanying notes are an integral part of these statements

#

CHAMPION PARTS, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

 (Unaudited)

	Common Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated (Deficit)	Accumulated Comprehensive Income/(Loss)

BALANCE – December 31, 2001	3,655,266	$ 366,000	$15,578,000	($15,184,000)	$(415,000)

Net Income	-0-	-0-	-0-	16,000	-0-

BALANCE – September 29, 2002	3,655,266	$ 366,000	$15,578,000	($15,168,000)	$(415,000)

The accompanying notes are an integral part of these statements

#

CHAMPION PARTS, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	Nine Months Sept. 29, 2002	Nine Months Sept. 30, 2001	Three Months Sept. 29, 2002	Three Months Sept. 30, 2001

Net income/(loss) & other comprehensive income	$ 16,000	$ 251,000	$ (98,000)	$ 9,000

The accompanying notes are an integral part of these statements.

#

CHAMPION PARTS, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	Nine Months Sept. 29, 2002	Nine Months Sept. 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income	$ 16,000	$ 251,000

Adjustments to reconcile net income to net cash provided by operating activities:
Extraordinary write off	-0-	124,000
Depreciation and amortization	355,000	353,000
Provision for inventory write offs (Net)	300,000	673,000
Changes in assets and liabilities:
Accounts receivable (net trade)	(722,000)	(1,062,000)
Other accounts receivable	207,000	637,000
Inventories (gross)	221,000	(61,000)
Accounts payable	660,000	(595,000)
Accrued liabilities and other	113,000	(1,327,000)
NET CASH PROVIDED BY/(USED IN) OPERATIONS	1,150,000	(1,007,000)

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(62,000)	(55,000)
Purchase of B & T Rebuilders (inventories, assets & goodwill)	-0-	(2,125,000)
NET CASH USED IN INVESTING ACTIVITIES	(62,000)	(2,180,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments)/borrowings under revolving loan agreement	(414,000)	1,771,000
Net (payments)/ borrowings on term note obligations	(347,000)	1,040,000
(Payments) under long-term subordinate debt obligations	(143,000)	(143,000)
(Payments) under long-term acquisition note obligation	(167,000)	-0-
NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES	(1,071,000)	2,668,000
NET INCREASE/(DECREASE) IN CASH & CASH EQUIVALENTS	17,000	(519,000)

CASH AND CASH EQUIVALENTS - Beginning of period	139,000	691,000

CASH AND CASH EQUIVALENTS - End of period	$ 156,000	$ 172,000

The accompanying notes are an integral part of these statements.

#

CHAMPION PARTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

_________________________________________________________________

Note 1.

The accompanying financial statements for the three and nine months ending September 29, 2002 and September 30, 2001 have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  The condensed consolidated financial statements and these notes should be read in conjunction with the consolidated financial statements and footnotes of the Company included in the Company's Annual Report submitted on Form 10-K for the year ended December 31, 2001.

The consolidated balance sheet at December 31, 2001 has been derived from the audited financial statements at that date.

Certain amounts relating to September 30, 2001, have been reclassified to conform to the current year's presentation.

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

Note 2.

The information furnished herein reflects all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period.  Results of operations for the nine months ending September 29, 2002 are not necessarily indicative of results to be expected for the entire year.

Note 3.

Inventories are valued at the lower of cost (first-in, first-out method) or market.  A summary of the net inventories follows:

	September 29, 2002	December 31, 2001
Raw materials	$ 3,614,000	$ 3,526,000
Work-in-process	3,689,000	3,265,000
Finished goods	2,906,000	3,939,000
Total Inventories	$ 10,209,000	$ 10,730,000

Included in inventory above were net cores of $4.4 million (September 29, 2002) and $5.1 million (December 31, 2001).

Note 4.

For reporting purposes, product and core returns are offset against gross sales in arriving at net sales.  Total returns for the three months ended September 29, 2002 were $1,665,000 compared to $1,225,000 at September 30, 2001.  For the nine months ended September 29, 2002, total returns were $4,860,000 compared to $5,774,000 during the same period last year.

#

NOTES (Continued):

Note 5.

Assets held for sale represent the land, buildings and building improvements for the Beech Creek, Pennsylvania facility that ceased operation on March 15, 2002.  The assets are valued at the lower of cost or market.  Management has listed the property with a commercial realtor for sale.

Note 6.

The income tax expense attributable to operations for the nine months ended September 29, 2002 and September 30, 2001, differed from the amounts computed by applying the federal income tax rate of 34% principally as a result of tax benefits recognized related to the carry forward of net operating losses.

Note 7.

Long Term Debt - On February 8, 2001, the Company entered into a new credit facility with Congress Financial Corporation (Southern), a subsidiary of First Union Bank.  Maximum credit available under the new facility is $14,000,000, including letter of credit accommodations of $1,750,000, and term loans totaling $2,913,000 on fixed assets and real properties.  Interest rates on the facility are for revolving debt; bank prime (4.75% at September 29, 2002) plus 3/4%, for term debt; bank prime plus 1%, and for letters of credit; 2% per annum on the daily outstanding balance.

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

#

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

      CONDITION AND RESULTS OF OPERATIONS

OVERVIEW OF RECENT EVENTS

FACILITY CLOSING

During 2001, the Company adopted a plan to consolidate the operations of its two primary manufacturing facilities into its Hope Arkansas facility.  This plan was formally announced on January 10, 2002. The consolidation of these facilities eliminates having to operate two plants significantly under capacity, and allows the Company to reduce costs and improve operating efficiencies.  The Pennsylvania facility ceased operation as of March 15, 2002.

The phase-down of the Pennsylvania facility was estimated to take three to four months and a charge of $154,000 was recorded in the year ended December 31, 2001. The restructuring charge included estimates for increased property insurance, security for the idle plant and buyouts of service contracts. It was determined in the second quarter of 2002 that the estimated restructuring charge was higher than needed, consequently, a reversal of $127,000 was recorded in May 2002.

In addition, the Company incurred through September 29, 2002, expenses totaling $531,000 for inventory and equipment relocation, severance and other restructuring costs, which could not be accrued in 2001, as they did not qualify as “exit costs”. Management expects that these relocation charges will eventually be more than offset by cost and efficiency savings resulting from the consolidation. The entire relocation plan is expected to be completed by December 31, 2002.

RESULTS OF OPERATIONS

Three months ended September 29, 2002 compared to three months ended September 30, 2001

For the third quarter ending September 29, 2002, net sales were $5.2 million, $555,000 or 9.7%, lower than net sales of $5.7 million for the same period in 2001.  The decrease in net sales compared to third quarter 2001 reflects the continuing decline of carburetor net sales combined with soft demand of heavy duty, agricultural and domestic automotive product lines.  Partially reducing these shortfalls in net sales was the significant increase in the air conditioning compressor product lines that were more than double the 2001 third quarter level.  Total product and core returns, which are accounted for as reductions to gross rebuilding sales, were 23.9% and 17.3% of gross sales in the third quarter of 2002 and 2001, respectively.  The higher returns percentage in the third quarter 2002 reflects a moderate increase in volume of credits during the quarter.

For the third quarter of 2002 and 2001, respectively, carburetor net sales were 51.3% and 60.9% of total net sales. Even though new vehicles sold in the United States and Canada are no longer equipped with carburetors, the Company continues to sell replacement units for older vehicles which predominately use carburetors. The Company expects that carburetor sales will continue to exhibit a steady decline in future periods.  In addition, carburetor margins may be negatively impacted in the future as customers accelerate product returns during periods of declining demand.

Cost of products sold were $4.5 million, or 87.0%, of net sales in the third quarter as compared to $5.3 million, or 96.3%, for the third quarter of 2001.  The dollar decrease versus 2001 was $775,000 reflecting a decrease of $376,000 due to lower cost of goods sold as a result of the net sales volume decrease and $399,000 of lower manufacturing costs reflecting improvements in materials, labor and overhead costs at the Hope facility.

#

RESULTS OF OPERATIONS (Continued)

Selling, distribution and administrative expenses for the third quarter 2002 were $648,000, compared to $593,000 in the third quarter of 2001.  The $55,000 spending increase can largely be attributed to higher accruals for professional fees primarily reflecting a change in accounting methodology and the addition of the B & T Rebuilders Division to the spending base.

The Company had operating income of $20,000 for the third quarter compared to an operating loss of $140,000 for the same period in 2001. Largely accounting for the $165,000 operating gain were the lower cost of goods sold discussed in the preceding analysis resulting from favorable manufacturing costs and lower sales volume. There was a $5,000 negative impact to operating income for the quarter resulting from the plant relocation spending.

Total non-operating expense was $113,000 for the quarter versus $149,000 of non-operating income recorded for the third quarter of 2001.  The non-operating income in 2001 principally reflects the reduction of $250,000 of reserves for EPA costs no longer required to support ongoing environmental lawsuits.  Also accounting for the increase in non-operating expense was higher interest expense, up $5,000, from 2001 due to slightly higher revolver debt during the quarter.

The net loss of $98,000 for the third quarter 2002 was $107,000 lower than the $9,000 of net income for the same period in 2001. Primarily accounting for this decrease from 2001 is the substantial difference in non-operating income for reasons discussed above, partially offset by the improvement in operating profit.

Nine months ended September 29, 2002 compared to Nine months ended September 30, 2001

Net sales were $19.2 million for the nine months ending September 29, 2002, versus net sales of $17.1 million for the same period in 2001.  The $2.1 million, 12.1%, gain in net sales versus the nine months of 2001, principally reflects the addition of the air conditioning compressor product lines to the product base in 2002.  Partially reducing this gain were lower net sales of agricultural, heavy-duty, automotive and light truck products, reflecting soft demand for these products in traditional markets.  Total product and core returns, that are reflected as reductions to gross rebuilding sales, were 19.9% and 24.8% of gross sales for the nine months of 2002 and 2001, respectively. The lower returns percentage in 2002 reflects the seasonal effect of returns lagging sales for air conditioning products.

Carburetor net sales were 52.7% and 59.2% of total net sales for the nine months year-to-date of 2002 and 2001, respectively.  Even though new vehicles sold in the United States and Canada are no longer equipped with carburetors, the Company continues to sell replacement units for older vehicles which predominately use carburetors.  The Company expects that carburetor sales will continue to exhibit a steady decline in future periods.  In addition, carburetor margins may be negatively impacted in the future as customers accelerate product returns during periods of declining demand.

For the nine months year-to-date, cost of products sold were $16.3 million, or 85.1% of net sales compared to $15.0 million, or 87.6%, for the same period of 2001.  The dollar increase over 2001, excluding relocation costs, was $1.3 million, or 8.7%, principally reflecting the  higher sales volume.  Partially offsetting the increase due to volume were improvements in materials and labor costs at the Hope facility.

#

RESULTS OF OPERATIONS (Continued)

Selling, distribution and administrative expense for the nine months was $2.1 million, compared to $1.8 million in 2001.  The spending increase of $300,000 can be attributed to increased shipping costs reflecting the higher sales volume, higher accrued professional fees and the addition of the B & T Rebuilders Division to the spending base in 2002.

Operating income excluding relocation expenses was $265,000 for the nine months compared to operating income of $296,000 for the same period in 2001. On a comparable basis with 2001, excluding relocation costs, operating income increased $500,000, or 169%, largely reflecting the significant net sales increase combined with the proportionately lower cost of goods sold discussed in the preceding analysis.  Non-recurring plant relocation spending had a $531,000 negative impact on operating income.

Total non-operating expense was $240,000 for the nine months versus $79,000 of non-operating net income recorded for the same period in 2001. The net difference of $319,000 in non-operating expense is principally accounted for by higher interest expense, up $57,000, from 2001 reflecting an increase in revolver debt.  Non-operating income for the nine months of $172,000 in 2002 included a reduction of $127,000 of unused restructuring reserve. By comparison, non-operating income of $434,000 in 2001, was favorably impacted by a reduction in the EPA reserve of $250,000, Canadian tax refunds of $63,000 and a $24,000 insurance claim recovery.

Net income was $16,000 for the nine months year-to-date of 2002 compared to $251,000 of net income for the same period in 2001. Primarily accounting for this decrease versus 2001 was the impact of the $531,000 of relocation cost. Without the relocation costs, net income would have been $547,000, an increase of $296,000 over the 2001 results which included an extraordinary write-off of $124,000 for loan acquisition costs.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial statements reflect the selection and application of accounting policies that require management to make significant estimates and assumptions. We believe that the following points are some of the more critical judgment areas in the application of our accounting policies that currently affect our financial condition and results of operations.

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

The Company recognizes sales when products are shipped.  Net sales reflect deductions for cores (used units) returned for credit and other customary returns and allowances.  Such deductions and returns and allowances are recorded currently based upon continuing customer relationships and other criteria.  The Company's customers are encouraged to trade-in rebuildable cores for products that are included in the Company's current product line.

#

CRITICAL ACCOUNTING POLICIES AND ESTIMATES (Continued)

Deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.  At September 29, 2002, the Company’s deferred tax asset consisted principally of net inventory reserves and net operating loss carryforwards.  The Company’s deferred tax asset has been reduced by a valuation allowance to the extent such benefits are not expected to be fully utilized.

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

SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No.13, and Technical Corrections."  This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" and an amendment of that Statement, SFAS No. 64, and "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements."  Also, this Statement rescinds SFAS No. 44,  "Accounting for Intangible Assets of Motor Carriers." SFAS No. 145 also amends SFAS No. 13,  "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  In addition, the Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions.  The Company believes that the adoption of this standard will have no impact on its financial statements.

SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities” addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes that the adoption of this standard will have no impact on its financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

Net working capital at September 29, 2002 was $6.7 million, compared to $7.4 million at the end of 2001, and $5.4 million at September 30, 2001.  The $700,000 decrease in working capital over the 2001 year-end principally reflects an increase in current liabilities due to higher trade accounts payable. Compared to September 30, 2001, the $1.3 increase in working capital primarily resulted from an increase in current assets of $3.0 million, reflecting higher trade receivables and inventories.  Current liabilities increased $1.7 million primarily due to an increase in trade accounts payable partially offset by lower current maturities of long term debt.

#

Working Capital (Continued)

Net trade accounts receivable at September 29, 2002 were $8.3 million or $700,000 higher versus the year-end 2001 balance of $7.6 million, primarily as a result of aging differences versus the year-end balances.   Compared to the September 30, 2001 balance of $5.8 million, net trade receivables increased $2.5 million reflecting the sales growth at the B & T Rebuilders Division and aging differences versus the 2001 balances.

Net inventories of $10.2 million at September 29, 2002, were lower by $500,000 compared to year-end fiscal 2001 balance.  The 4.9% decrease was entirely in finished goods inventories reflecting the reduction of higher finished goods balances established at year-end in anticipation of the facility consolidation.  Net inventories increased $900,000 versus the September 30, 2001 balance of $9.3 million, primarily as a result of the higher B & T Rebuilders Division inventories necessary to support a substantially higher sales level.

Accounts payable at the end of the third quarter of 2002 were $790,000 higher than the balance at year-end 2001, and they were $2.0 million higher than September 30, 2001.  The increase over both periods principally reflects the higher raw materials spending necessary to support the increased production activity required to service sales demand in recent months.

Accrued expenses at the end of the third quarter of 2002 were $450,000 higher than fiscal year-end 2001 balances reflecting increases to sale credit accruals that are predicated primarily on sales, which have increased during the nine-month period. Compared to September 30, 2001, accrued expenses were up $860,000 due to the same reason in the preceding sentence.

Debt

At September 29, 2002 the balance outstanding on the Company's loan facility was $8,812,000 plus letter of credit accommodations of $150,000. This compares to a loan balance at December 31, 2001 of $9,572,000 and letter of credit accommodations of $150,000. Outstanding loan balances at September 30, 2001 were $6,728,000 and letter of credit accommodations of $906,000.

SEASONALITY

The Company's business is slightly seasonal in nature, primarily as a result of the impact of weather conditions and the agricultural cycle on the demand for certain automotive and agricultural replacement parts.  Historically, the Company's sales and profits were generally highest in the first quarter trending down through the summer months.  With the addition of the air conditioning compressor lines, operating results in the second quarter were substantially higher reflecting the seasonality of these product lines.

FUTURE OUTLOOK

The Company announced on January 10, 2002, that it would close the Beech Creek, Pennsylvania plant facility and consolidate manufacturing operations at the Hope, Arkansas facility. Operations ceased at the Pennsylvania facility on March 15, 2002 and the majority of the inventory and capital equipment had been transferred to the Hope facility as of September 29, 2002.

The closing of the Pennsylvania facility eliminates having to operate two plants significantly under capacity, and allowed the Company to reduce costs and improve operating efficiencies.  A reduction in inventory has already been realized and further reductions in ensuing months should improve cash flow.  In future months, additional benefits may be derived from the sale of the manufacturing facility and excess capital equipment.

#

FUTURE OUTLOOK (Continued)

In addition to consolidating and improving existing operations, management is pursuing new products and markets to replace declining sales of carburetors in the traditional market segments. This includes internal new product development as well as acquisition opportunities. The Company’s $14 million credit facility with Congress Financial Corporation will help to provide the capital to accommodate growth and acquisitions.  However, there can be no assurance that the Company will be successful in its efforts.

FACTORS WHICH MAY AFFECT FUTURE RESULTS

This quarterly report contains forward-looking statements that are subject to risks and uncertainties, including but not limited to the statements under "Future Outlook" and to the following statement:

The competitive environment has caused and is continuing to cause change in the distribution channels between volume retailers' and traditional warehouse/distributors.  The Company has diversified its customer base and currently serves all major segments, including automotive warehouse distributors, original equipment manufacturers of automotive equipment and large volume automotive retailers. The anticipated decline in carburetor product sales over the longer term will impact future results.  The Company intends to offset this impact through development of niche product markets, new product development, improvements in its manufacturing processes and cost containment with a strong focus on capacity utilization. There is no assurance that the Company’s efforts will be successful.

The Company’s nine largest customers accounted for a total of 96.5% of the Company’s sales in the nine months ending September 29, 2002, with the four largest customers aggregating 86.8% of the total.  A significant reduction in the level of sales or the loss of a large customer could have a materially adverse impact on the Company’s financial condition and results of operations.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has a credit facility, which bears interest at various rates that are based on the bank prime rate.  A significant change in the prime rate would have a material impact on financial results.

ITEM 4.    CONTROLS AND PROCEDURES

The Company maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. The Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. No significant changes were made to internal controls or other factors that could significantly affect these controls subsequent to the date of the evaluation.

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

Date:   November 14, 2002

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

                                                                             President, Chief Executive Officer

                                                                        By:   /s/  Richard W. Simmons

                                                                             Richard W. Simmons

                                                                             Vice President Finance, Chief Financial Officer

                                                                             and Secretary

#

CERTIFICATION

Each of the undersigned hereby certifies, in accordance with 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, in his capacity as an officer of Champion Parts, Inc. that, to his knowledge, the Quarterly Report of Champion Parts, Inc. on Form 10-Q for the period ended September 29, 2002, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the report fairly represents, in all material respects, the financial condition and results of operation of Champion Parts, Inc.

By:

/s/ Jerry A. Bragiel

Date:

November 14, 2002

         Jerry A. Bragiel

      Chief Executive Officer

By:

/s/ Richard W. Simmons

Date:

November 14, 2002

         Richard W. Simmons

      Chief Financial Officer

#

CERTIFICATION

I, Jerry A. Bragiel, certify that:

1.

I have reviewed this quarterly report on Form 10-Q of Champion Parts, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

    By: /s/ Jerry A. Bragiel

        Jerry A. Bragiel

        Chief Executive Officer

#

CERTIFICATION

I, Richard W. Simmons, certify that:

1.

I have reviewed this quarterly report on Form 10-Q of Champion Parts, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

    By: /s/ Richard W. Simmons

        Richard W. Simmons

        Chief Financial Officer

#