Form 10-K
period 2002-12-31
CHAMPION PARTS INC
filed 2003-03-28
CIK 19161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes  [  ]   No [X]

As of March 14, 2003, 3,655,266 Common Shares were outstanding and the aggregate market value of the Common Shares held by non-affiliates of the Registrant, based on the closing price, was $596,353, and was $1,033,679 as of June 30, 2002.  For information as to persons considered to be affiliates for purposes of this calculation, see "Item 5, Market for the Company's Common Shares and Related Shareholder Matters".

Champion Parts, Inc.

Form 10-K

Cross Reference Index

PART IV
	Item 14.	Controls and Procedures (Sarbanes - Oxley)	29
	Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	29
		Signature Page	30
		Officer Certifications (Sarbanes - Oxley)	31-32

PART I

Item 1.      Business

Unless context indicates otherwise, the term  "Company" as used herein means Champion Parts, Inc. and its subsidiaries.

Recent Developments

The Company adopted a plan in 2001 to consolidate the manufacturing operations of its Beech Creek, Pennsylvania facility into its Hope Arkansas facility.  This plan was formally announced on January 10, 2002. The consolidation of these facilities eliminates having to operate two  significantly under utilized plants, and allows the Company to reduce costs and improve operating efficiencies.  The Pennsylvania facility ceased operation as of March 15, 2002.

The phase-down of the Pennsylvania facility was estimated to take three to four months and a restructuring charge of $154,000 was recorded in the year ended December 31, 2001. This shutdown charge included estimates for increased property insurance, security for the idle plant and buyouts of service contracts. It was determined in the second quarter of 2002 that the estimated restructuring charge was higher than needed, consequently, a reversal of $127,000 was recorded in May 2002.

In addition, the Company incurred through December 31, 2002, expenses totaling $582,000 for inventory and equipment relocation, severance and other restructuring costs, which could not be accrued in 2001, as they did not qualify as “exit costs”. Management expects that these relocation charges will eventually be more than offset by cost and efficiency savings resulting from the consolidation. Realization of efficiency savings have began to be manifested in the operating results during the last half of 2002 (see Item 7- Management's Discussion and Analysis of Operations). The entire relocation plan was completed by December 31, 2002.

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

Products

The Company is reporting one operating business segment in the same format as reviewed by the Company's senior management.  In general, the Company remanufactures and sells replacement fuel system components (carburetors and diesel fuel injection components), air conditioning compressors and constant velocity drive assemblies for substantially all makes and models of domestic and foreign automobiles, trucks and marine applications. It also remanufactures and sells replacement electrical and mechanical products for certain passenger car, agricultural, marine and heavy-duty truck original equipment applications.

Products (continued)

During the fiscal years ended December 31, 2002, 2001 and 2000, the Company's net sales of parts for automobiles (including light duty trucks) accounted for 87%, 83%, and 82%, respectively, of the Company's total net sales; while sales of parts for heavy duty trucks, farm equipment and marine applications accounted for 13%, 17% and 18%, respectively, of total net sales.

Marketing and Distribution

The Company's products are marketed throughout the continental United States and in a limited way in some foreign countries.  The Company sells carburetors to aftermarket retail chains that distribute products through their stores. In addition, the Company sells electrical, mechanical and constant velocity drive products to manufacturers of automobiles, trucks and farm equipment, which purchase the Company's products for resale through their dealers. The Company also sells carburetors, air conditioning compressors, electrical and mechanical products to automotive and marine warehouse distributors, which in turn sell to jobber stores and through them to service stations, automobile and marine repair shops and individual motorists.

Of the Company's net sales in the year ended December 31, 2002, approximately 50% were to retailers; approximately 44% were to manufacturers of automobiles, trucks and farm equipment and heavy duty fleet specialists; and approximately 6% were to automotive warehouse distributors, marine and other customers.

The Company exhibits its products at trade shows.  The Company also prepares and publishes catalogs of its products, including a guide with information as to the various vehicle models for which the Company's products may be used and a pictorial product identification guide to assist customers in the return of used units.  The Company's sales representatives and sales agents call on customers and prospective customers to familiarize them with the Company's products, and the applications of its products.

During the fiscal year ended December 31, 2002, the four largest customers of the Company accounted for approximately 84% of net sales (26%, 23%, 18% and 17%).  In 2001, the same customers of the Company accounted for approximately 84% of net sales (35%, 24%, 20% and 5%), and in 2000, they accounted for approximately 85% of net sales  (38%, 27%, 20% and 0%).  No other customers accounted for more than 10% of net sales in any of the three years.

The Company makes available to its customers the MEMA Transnet computerized order entry system that is administered by the Motor Equipment Manufacturers Association.  The MEMA Transnet system enables a customer in any area of the United States to place orders into the Company's central computer, which transmits the orders to the Company's plant servicing that customer's geographic area.  The Company has direct Electronic Data Interchange with its largest customers.

Marketing and Distribution (continued)

The Company's business is slightly seasonal in nature, primarily as a result of the impact of weather conditions and the agricultural cycle on the demand for certain automotive and agricultural replacement parts.  Historically, the Company's sales and profits were generally highest in the first quarter trending down through the summer months.  Since the addition of the air conditioning compressor lines in 2001, operating results in the second quarter were substantially higher reflecting the seasonality of these product lines.

Materials

In its remanufacturing operations, the Company obtains used units, commonly known as "cores". A majority of the units remanufactured by the Company are acquired from customers as trade-ins, generally referred to as "core returns", which are encouraged by the Company in the sale of remanufactured units.

The price of a finished product is comprised of a separately invoiced amount for the core included in the product ("core value") and an amount for remanufacturing.  Upon receipt of a core as a trade-in, credit is given to the customer for the then current core value of the part returned.  The Company limits trade-ins to cores for units included in its sales catalogs and in rebuildable condition, and credit for cores is allowed only against purchases by the customer of similar remanufactured products within a specified time period.  The dollar volume of the core returns further limits a customer's total allowable credit for core trade-ins.  The Company also permits warranty and stock adjustment returns (generally referred to as "product returns") pursuant to established policies.  The Company's core return policies are consistent with industry practice, whereby remanufacturers accept product returns from current customers regardless of whether the remanufacturer actually sold the product.  The Company has no obligation to accept product returns from customers that no longer purchase from the Company.

Patents, Trademarks, Etc.

The Company has no material patents, trademarks, licenses, franchises or concessions.

Backlog

The Company did not have a significant order backlog at December 31, 2002 and 2001.

Competition

The remanufactured automotive parts industry is highly competitive as the Company competes with a number of other companies (including certain original equipment manufacturers), that sell remanufactured automotive parts.  The Company competes with several large regional remanufacturers and with remanufacturers that are franchised by certain original equipment manufacturers to remanufacture their products for regional distribution.  The Company also competes with numerous remanufacturers that serve local areas.  In addition, sales of remanufactured parts compete with sales of similar new replacement parts. Manufacturers of kits used by mechanics to rebuild carburetors may also be deemed to be competitors of the Company.

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

Employees

As of December 31, 2002, the Company employed 471 people including the corporate headquarters, plant and warehouse facilities.

The Collective Bargaining Agreement between the Company and the International Brotherhood of Electrical Workers at the Company's Pennsylvania facilities was dissolved on August 31, 2002.  The Union signed a shutdown agreement on March 15, 2002 accepting the Company’s terms for closing the facility at Beech Creek, Pennsylvania (see Item 7.).  Under the terms of this agreement, the Company used former IBEW employees for temporary labor that was required to facilitate the closing of the plant.

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

The following table sets forth certain information with respect to each of the Company's remanufacturing, warehousing and service facilities other than the corporate headquarters:

   Warehouse Area

Manufacturing Area

Location:	(Sq. Ft.)	(Sq. Ft.)
Owned:
Beech Creek, Pennsylvania (Closed)	40,000	160,000
Hope, Arkansas (Excluding Headquarters)	55,000	222,000

Leased:
Distribution Center
Oshawa, Ontario, Canada	3,400	-0-
Port Richey, Florida	7,000	40,000

The Company's facilities currently operating are well maintained and are in good condition and repair. A substantial portion of the machinery and equipment has been designed by the Company for its particular purposes and, in many instances, has been built by it.

Item 3.      Legal Proceedings

Environmental Matters

1.

Beech Creek, Pennsylvania Facility Soil and Groundwater Contamination

In May 1991, the Pennsylvania Department of Environmental Protection ("PADEP") notified the Company that there was evidence of trichloroethylene and trichloroethane in the soil, and possibly the groundwater under the Beech Creek facility.  Further, PADEP was concerned that the contamination had migrated off site.  PADEP demanded that the Company conduct an investigation to determine the source and extent of the contamination, and perform any required cleanup.

The Company retained a qualified environmental consultant, to prepare a site investigation plan.  In June of 1992 PADEP approved the investigation plan.  The plan, which included extensive soil testing and groundwater monitoring, was completed in 1995.

Cleanup commenced in 1995 at the Beech Creek plant.  Cleanup activities consist of the venting of volatile organic gases from soil, and the pumping and treating of groundwater.  The cost for maintenance and operation of the system was approximately $24,000 in 2002. In November 1998 the Company submitted a plan to PADEP to monitor groundwater and to stop operation of the remediation system under Pennsylvania's "Act Two."  PADEP approved the plan.  In January 2001, PADEP indicated that a minimum of eight quarterly rounds of sampling would be needed before an Act Two liability release could be considered by PADEP.

The Company also has demanded indemnity from its insurance carriers regarding this matter.  One of its carriers settled with the Company.  The Company plans to vigorously pursue its other carrier for coverage.

2.   Puente Valley, California Superfund Proceeding

The Company formerly operated a manufacturing facility at 825 Lawson Street, City of Industry, California.  Champion and the other former owners and operators of the Lawson Street property have been identified by USEPA as potentially responsible parties (“PRPs”) for the Puente Valley operable unit of the San Gabriel Valley Superfund Site (the “Puente Valley Site”), because of the location of the Lawson Street property.  USEPA has issued a Record of Decision (“ROD”) identifying the preferred cleanup approach for the Puente Valley Site.

One of the other former operators of the Lawson Street property entered into an agreement with another Puente Valley Site PRP to resolve the liability of all the 825 Lawson Street parties for the Puente Valley Site cleanup.  Litigation was then initiated against Champion and certain other former owners and operators of the 825 Lawson Street property for contribution.

The Company is presently negotiating the terms of a proposed settlement with the former operator to resolve the Company’s liability for the Puente Valley Site cleanup.  Concurrently, the Company is negotiating the terms of a proposed settlement agreement with certain of its insurance carriers, whereby those carriers will pay the Company a portion of the settlement amount. There is no assurance that there will be a settlement with either party.

3.   Spectron, Maryland Superfund Proceeding

On September 20, 1995, the United States Environmental Protection Agency (USEPA) notified the Company (along with several hundred other companies) of potential liability for response actions at the Spectron Superfund Site.  The USEPA letter asks the Company and the other PRPs to negotiate with USEPA for their performance of a remedial investigation/feasibility study at the Spectron Site.

In addition to the USEPA letter, the Company received a letter from a group of other PRPs at the Site. Based on the allegations on the quantity of materials sent to the Site from the Company, the allegations of materials sent to the Site by other PRPs, and the Steering Committee PRPs' prediction of total costs of investigation and cleanup at the Site, the Company's share of the liability would be approximately $158,000.  In August 2002 the Company received a de minimis settlement offer from USEPA for $154,395.  The Company did not accept the settlement offer.

The Company has demanded defense and indemnity from its insurance carriers for any liability at the Spectron Site and one of the carriers has settled with the Company.  The Company plans to vigorously pursue its claims against its other insurance carrier, if necessary.  Further, the Company believes that its former solvent supplier and waste solvent transporter is responsible for a share of any liability the Company incurs for the Spectron Site cleanup.  The Company plans to vigorously pursue the transporter for this claim.

4.   Double Eagle Superfund Proceeding

In January 2003, the Company received a "Notice of Liability" letter from the former owner and Potentially Responsible Party (PRP) at the Double Eagle Refinery Superfund Site (DER Site). As such, the former owner is liable for remediation costs under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA). According to DER Site records, the Company sent approximately 46,000 gallons of waste oil to the DER Site from 1985 through 1988 and, as such, also faces potential PRP liability for DER Site remediation costs.  Th Company has been informed that 4,500 PRPs have been identified at the DER Site accounting for 8.5 million gallons of waste.  Many of these PRPs apparently are small companies, which sent relatively small quantities of waste to the DER Site, but approximately 100 PRPs have been identified who sent more than 10,000 gallons each.  The United States Environmental Protection Agency (USEPA) has threatened the former owner and several other PRPs with whom USEPA has a tolling agreement with a $21-22 million cost recovery action concerning the USEPA's remediation of soil and groundwater contamination of the DER Site.  (The USEPA is barred from pursuing the Company, and many other PRPs, by the applicable statute of limitations.)  In response to the threatened cost recovery action, the former owner sent Notice of Liability letters to approximately 100 PRPs and hosted a February 25, 2003 meeting asking the PRPs to form a PRP Group to negotiate with the

USEPA and allocate liability.  The stated intent, in the absence of the formation of such a group, is to pursue, when appropriate, a private party contribution action against the PRPs.  To date, no PRP Group has been formed and private party contribution action has not been initiated.  The Company's liability at the DER Site, if any, will likely be based on an as yet undetermined volume allocation.

The Company has put its insurance carriers on notice of this potential claim.  The carriers have not yet responded

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

While it is not possible to predict the course these cases may take in the future, the Company has been dismissed from approximately eighty percent of these cases to date.

Summary

From time to time the Company may be named in lawsuits during the normal course of its business.  Management intends to vigorously defend any lawsuits that may arise.  In the opinion of Management, the environmental legal matters now pending will not have a material adverse effect on the consolidated financial position of the Company.

The Company has established reserves of $240,000 for potential environmental and other legal liabilities that it believes to be adequate.   However, there can be no assurance that the reserves will be adequate to cover actual costs incurred or that the Company will not incur additional environmental or other legal liabilities in the future.

Item 4.      Submission of Matters to a Vote of Shareholders

None

PART II

Item 5.      Market for the Registrant's Common Stock and Related

                 Shareholder Matters

The Company's Common Shares are traded over the counter on the NASD Electronic Bulletin Board under the symbol "CREB.OB".  As of December 31, 2002, there were 632 holders of record of the Company's Common Shares.  This number does not include beneficial owners of Common Shares whose shares are held in the name of banks, brokers, nominees or other fiduciaries.

The information appearing in the following table on the range of high and low trade prices for the Company's Common Shares was obtained from NASDAQ quotations provided in the OTC Market Report published by the National Quotation Bureau. Such high and low bids reflect interdealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

     Year Ended

    Year Ended

December 31, 2002

December 31, 2001

Low

           High

Low

           High

           Bid ($)

          Bid ($)

           Bid ($)

          Bid ($)

1st Quarter	0.27	0.44	0.44	0.63
2nd Quarter	0.30	0.49	0.56	0.69
3rd Quarter	0.45	0.65	0.44	0.65
4th Quarter	0.25	0.70	0.40	0.49

Under the Company's credit agreement, the Company is not permitted to pay dividends. The Company has not paid any dividends for more than twenty years.

Only for purposes of the calculation of aggregate market value of the Common Shares held by non-affiliates of the Company as set forth on the cover page of this report, the Common Shares held by Dana Corporation, RGP Holding, Inc., the Company's Employee Stock Ownership, and shares held by two of the Company's directors, were included in the shares held by affiliates. Certain of such individuals and entities may not be affiliates.

Equity Compensation Plans

The following table sets forth the equity compensation plan information for the Company's 1995 Stock Option Plan:

Number of
Securities
	Number of		Remaining for
	Securities to	Weighted	Future
	be Issued	Average	Issuance Under
	Upon Exercise	Exercise Price	Plans <excluding
	of Outstanding	of Outstanding	Securities in
	Options	Options	Column (a)>
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	189,000	$ 0.543	-0-
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	189,000	$ 0.543	-0-

See Note 5. to the Financial Statements for further discussion of the 1995 Stock Option Plan.

Item 6.      Selected Financial Data

	2002	2001	2000	1999	1998
Income Summary:
Net Sales	$24,790,000	$21,936,000	$22,245,000	$28,567,000	$26,442,000
Costs and Expenses:
Operating costs and other, net (Note 1)	23,889,000	21,428,000	20,904,000	26,270,000	24,309,000
Gain on disposal of assets (Note 2)	-0-	-0-	(26,000)	-0-	(277,000)
Gain on sale of investment (Note 3)	-0-	-0-	(753,000)	-0-	-0-
Interest - net	529,000	491,000	556,000	539,000	865,000
Total costs and expenses	24,418,000	21,919,000	20,681,000	26,809,000	24,897,000
Net Income before income taxes	372,000	17,000	1,564,000	1,758,000	1,545,000
Income taxes	5,000	10,000	100,000	27,000	42,000
Net Income	$ 367,000	$ 7,000	$1,464,000	$1,731,000	$1,503,000
Average Common Shares Outstanding Outstanding and Share Equivalents:
Basic	3,655,266	3,655,266	3,655,266	3,655,266	3,655,266
Diluted	3,655,266	3,671,497	3,689,190	3,687,544	3,655,266
Basic Earnings per Common Share:
Net Income per Common Share	$ 0.10	$ 0.00	$ 0.40	$ 0.47	$ 0.41
Diluted Earnings per Common Share:
Net Income per Common Share	$ 0.10	$ 0.00	$ 0.40	$ 0.47	$ 0.41
At Year-End:
Total Assets	$ 24,380,000	$ 23,980,000	$ 18,840,000	$ 19,575,000	$ 17,319,000
Long Term Debt Obligations	$ 10,770,000	$ 11,400,000	$ 5,713,000	$ 6,076,000	$ 6,263,000

Selected Financial Statistics - Notes

Note 1:

The Company incurred through December 31, 2002, expenses totaling $582,000 for inventory and equipment relocation, severance and other restructuring costs, which could not be accrued in 2001, as they did not qualify as “exit costs”.

Included in the 2001 operating costs is a one time charge of $154, 000 to establish a restructuring reserve for the expenses associated with the shut-down of the Beech Creek, Pennsylvania, facility.  It was determined in the second quarter of 2002 that the estimated restructuring charge was higher than needed, consequently, a reversal of $127,000 was recorded in May 2002.

Note 2:

Included in the 2000 disposal of assets is a $26,000 gain from the sale of tooling.  In 1998, the Company recorded a $265,000 gain on the sale of its Fort Worth Texas property.  This gain is included in gain on disposal of assets.

Note 3:

The Company realized a gain of $753,000 in 2000 resulting from the sale of the Company's 50% interest in an automotive engine remanufacturer that had been accounted for using the equity method.  The gain reflects net proceeds realized after legal, other fees, and reversals of foreign translation adjustments and the reserves for guarantee of  bank loans.

Item 7.      Management's Discussion and Analysis of Financial

                 Condition and Results of Operations

Overview of recent events

Facility Closing

The Company adopted a plan in 2001 to consolidate the manufacturing operations of its Beech Creek, Pennsylvania facility into its Hope Arkansas facility.  The plan was formally announced on January 10, 2002. The consolidation of these facilities eliminates having to operate two significantly under utilized plants, and allows the Company to reduce costs and improve operating efficiencies.  The Pennsylvania facility ceased operation as of March 15, 2002.

The phase-down of the Pennsylvania facility was estimated to take three to four months and a restructuring charge of $154,000 was recorded in the year ended December 31, 2001. This shutdown charge included estimates for increased property insurance, security for the idle plant and buyouts of service contracts. It was determined in the second quarter of 2002 that the estimated restructuring charge was higher than needed, consequently, a reversal of $127,000 was recorded in May 2002.

In addition, the Company incurred through December 31, 2002, expenses totaling $582,000 for inventory and equipment relocation, severance and other restructuring costs, which could not be accrued in 2001, as they did not qualify as “exit costs”. Management expects that these relocation charges will eventually be more than offset by cost and efficiency savings resulting from the consolidation. Realization of efficiency savings began to be manifested in the operating results during the last half of 2002.  The entire relocation plan was completed by December 31, 2002.

Results of Operations

2002 Compared to 2001

Net sales were $24.8 million for the fiscal year ending December 31, 2002, versus net sales of $21.9 million for the same period in 2001.  The $2.9 million, 13.0%, increase in net sales versus the fiscal year 2001, principally reflects a full year of the addition of the air conditioning compressor product lines to the product base in 2002.  Partially reducing this gain were lower net sales of agricultural, heavy-duty and carburetor products, reflecting soft demand for these products in traditional markets. Total product and core returns, that are reflected as reductions to gross rebuilding sales, were 19.2% and 24.8% of gross sales for the fiscal year of 2002 and 2001, respectively. The lower percentage of returns in 2002 reflects the impact of lower returns associated with air conditioning products.

2002 Compared to 2001 (continued)

Carburetor net sales were 51.2% and 59.8% of total net sales for the fiscal years 2002 and 2001, respectively, reflecting the continued decline in carburetors as a percent of total net sales.  Even though new vehicles sold in the United States and Canada are no longer equipped with carburetors, the Company continues to sell replacement units for older vehicles which predominately use carburetors. The Company expects that carburetor sales will continue to exhibit a steady decline in future periods. In addition, carburetor margins may be negatively impacted in the future as customers accelerate product returns during future periods of declining demand.

For the year, cost of products sold were $20.8 million, 83.9% of net sales compared to $19.3 million, or 87.9%, for the year 2001.  The increase over 2001, excluding relocation costs, was $1.5 million, or 8.0%, principally reflecting the higher sales volume together with substantially higher property and liability insurance costs reflecting the uncontrollable change in the nationwide insurance market. Partially offsetting the increase due to volume were improvements in materials and labor costs at the Hope facility during the last half of the year reflecting the efficiencies management expected to realize by consolidating the facilities, and the increased sales of air conditioning products.

Selling, distribution and administrative expense for the fiscal year were $2.68 million, compared to $2.54 million in 2001. The cost increase of $140,000 can be attributed to increased shipping costs due to the higher sales volume, higher accrued professional fees and the addition of the B & T Rebuilders Division to the spending base for a full year in 2002.

Operating income, including the effect of relocation and restructuring costs, for the year was $851,000, an increase of $904,000 compared to an operating loss of $53,000 recorded in 2001. On a comparable basis with 2001, excluding relocation and restructuring costs, operating income increased $1,359,000, largely reflecting the significant net sales increase combined with the proportionately lower cost of goods sold discussed in the preceding analysis. Non-recurring plant relocation spending had a net $455,000 negative impact on operating income.

Interest expense was $529,000 for 2002, versus $491,000 in 2001.  The $38,000 interest expense increase principally reflects an increase in the revolver borrowing balance which resulted at the end of last year when the Hope Industrial Revenue bond was retired, a $700,000 final payment.

Non-operating income was $50,000 for the fiscal year versus $561,000 of non-operating income recorded for the same period in 2001. The 2002 non-operating income is principally accounted for by core storage fees charged to customers. By comparison, non-operating income of $561,000 in 2001, reflects the impact of a reduction in the EPA reserve of $250,000, Canadian tax refunds of $63,000 and a $24,000 insurance claim recovery.

Net income was $367,000 for the fiscal year 2002 as compared to $7,000 in 2001. Primarily accounting for this increase versus 2001 was the impact of the significant increase in sales combined with the proportionally lower cost of sales as mentioned in the preceding analysis. Without the relocation costs and restructuring credit, net income would have been $822,000, an increase of $815,000 over the 2001.

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

Selling, distribution and administrative expenses were $2,544,000, or 11.6% of net sales for 2001, compared to $2,391,000, or 10.7% of net sales in 2000.  Primarily accounting for this increase was the inclusion of higher loan acquisition cost amortization for the new Congress Financial Corporation loan facility, combined with a $154,000 charge to establish a restructuring reserve for the closing of the Beech Creek facility. Partially offsetting this increase were lower distribution costs, down $78,000 from last year reflecting reduced distribution spending due to the lower sales volume.

2001 Compared to 2000 (continued)

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

The Company reported net income of $7,000 in 2001 versus $1,464,000 in 2000.  The substantial decline from 2000 principally reflects the drop in net sales revenue of $309,000, combined with increases in total costs and expenses of $776,000 and non-operating expense of $338,000 for the reasons mentioned earlier.  In 2000, net gains were realized totaling $779,000 from the sale of the 50% owned Canadian subsidiary and gains on asset disposals, which account for a large part of the income difference between the two years.

Liquidity and Capital Resources

Working Capital

Net working capital at December 31, 2002 was $5,835,000, compared to $7,373,000 at the end of 2001.  The $1,538,000 decrease in working capital versus the 2001 year-end balance primarily reflects an increase in current liabilities of $2,246,000 resulting from the year-end pension accrual adjustment of $1,468,000 for the Company’s four pension plans, combined with a increase of $1,171,000 in trade accounts payable. Current assets increased by $708,000 primarily reflecting the $1,276,000 increase in net total receivables.

Working Capital (continued)

Net trade accounts receivable at December 31, 2002 were $9,107,000, or $1,533,000 higher versus the December 31, 2001 balance of $7,574,000. The higher balance of net trade receivables reflects the high December sales level, extended terms to customers that went into effect during the year and aging differences versus the 2001 year-end balances. Miscellaneous accounts receivable at December 31, 2002 were $85,000 versus $342,000 in 2001 with the decrease due to the receipt of refunds of Canadian taxes and collection of the $50,000 receivable resulting from the sale of the 50% owned Canadian subsidiary company included in 2001 balance.

Net inventories of $10,216,000 at December 31, 2002, were lower by $514,000 compared to a year-end 2001 balance of $10,730,000. All inventory categories with the exception raw cores exhibited declines over 2001. Core inventories increased over 2001 primarily reflecting higher year-end core balances at the B & T Rebuilders Division.

Trade accounts payable at the end of 2002 were $1,171,000 higher than the balance at year-end 2001. The increase principally reflects the higher raw materials spending necessary to support the increased production activity required to service sales demand in recent and upcoming months.

Accrued expenses were $1,702,000 higher than fiscal year-end 2001 balances reflecting the $1,490,000 pension accrual increase as a result of additional minimum pension liabilities recorded in accordance with FASB Statement No. 87. Also accounting for the accrued expense increase were higher sales credit accruals that are predicated primarily on sales, which have increased during the twelve-month period.

Debt

The Company entered into a new credit facility with Congress Financial Corporation (Southern), a subsidiary of First Union Bank, on February 8, 2001. Maximum credit available under this loan facility is $14,000,000, including available letter of credit accommodations of $1,750,000, and term loans totaling $2,913,000 on fixed assets and real properties.  Interest rates on the new facility are for revolving debt, bank prime (5%) plus 3/4%, for term debt, bank prime plus 1%, and for letters of credit 2% per annum on the daily outstanding balance.

At December 31, 2002 the balance outstanding on the Company’s loan facility was $8,966,000 and letter of credit accommodations were $150,000.  This compares to a loan balance at December 31, 2001 of $9,573,000 and letter of credit accommodations of $150,000.

Future Outlook

The Company announced on January 10, 2002, that it would close the Beech Creek, Pennsylvania plant facility and consolidate manufacturing operations into its Hope, Arkansas facility. Operations ceased at the Pennsylvania facility on March 15, 2002 and all of the inventory and capital equipment have been transferred to the Hope facility as of December 31, 2002.

The closing of the Pennsylvania facility eliminates having to operate two plants significantly under capacity, and allows the Company to reduce costs and improve operating efficiencies.  A reduction in inventory has already been realized and further reductions in ensuing months should improve cash flow.  In future months, additional benefits may be derived from the sale of the manufacturing facility and excess capital equipment.

Growth in revenue and operating profit from the sales of air conditioning compressors in the Company's recently acquired B & T Rebuilders Division, have exceeded that of the declining carburetor product line during this past year. Management is pursuing other new products and markets for existing products. This includes internal new product development as well as acquisition opportunities. The Company’s $14 million credit facility with Congress Financial Corporation is expected to provide the capital to accommodate growth and acquisitions.

Factors Which May Affect Future Results

This annual report contains forward-looking statements that are subject to risks and uncertainties, including but not limited to the following:

The competitive environment has caused and is continuing to cause change in the distribution channels between volume retailers' and traditional warehouse/distributors.  The Company has diversified its customer base and currently serves all major segments, including large volume automotive retailers, original equipment manufacturers of automotive equipment, and automotive warehouse distributors. The decline in carburetor product sales over the longer term could impact future results.  The Company expects the growth in air conditioning products sales to partially offset this impact. There is no assurance that the increases in air conditioning products will continue to exceed decreases in carburetors.

The Company’s six largest customers accounted for a total of 94% of the Company’s net sales in 2002 and 97% net sales in 2001. Given the Company’s current financial condition and its manufacturing cost structure, a reduction in the level of sales or the loss of one or more of these customers would have a materially adverse impact on the Company’s financial condition and results of operations.

Factors Which May Affect Future Results (continued)

While the Company has established reserves for potential environmental liabilities that it believes to be adequate, there can be no assurance that the reserves will be adequate to cover actual costs incurred or that the Company will not incur additional environmental liabilities in the future.  See “Legal Proceedings” for additional information.

Contractual Obligations

The following table provides a summary of our contractual obligations at December 31, 2002.

Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt (1)	$ 11,508	$ 739	$ 9,341	$ 952	$ 476
Operating leases (2)	904	214	418	272	-0-
Total	$ 12,412	$ 953	$ 9,759	$ 1,224	$ 476

Notes to Contractual Obligations:

 (1)  The nature of our long-term debt obligations is described more fully in  “Note 3  of the Consolidated Financial Statements.”

(2)   The capital lease obligations are attributable to the leasing of facilities and equipment.

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

Preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues, and expenses and related contingent liabilities.  On an on-going basis, the Company evaluates its estimates, including those related to revenues, inventory reserves, bad debts, income taxes, and contingencies and litigation.  The Company bases its reserve estimates on historical experience, current market and operating trends, and on various assumptions that are believed to be reasonable under current operating circumstances.  Actual results may differ from these estimates under different assumptions or conditions.

Critical Accounting Policies and Estimates (continued)

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

Deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.  At December 31, 2002, the Company’s deferred tax asset consisted principally of net inventory reserves and net operating loss carryforwards.  The Company’s deferred tax asset has been reduced by a valuation allowance to the extent such benefits are not expected to be fully utilized.

Recent Accounting Pronouncements

SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No.13, and Technical Corrections."  This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" and an amendment of that Statement, SFAS No. 64, and "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements."  Also, this Statement rescinds SFAS No. 44,  "Accounting for Intangible Assets of Motor Carriers." SFAS No. 145 also amends SFAS No. 13,  "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  In addition, the Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions.  The Company has adopted SFAS No. 145 and reclassified the $124,000 extraordinary loss in 2001 to operations.

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

Recent Accounting Pronouncements (continued)

FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others".  This Interpretation clarifies the requirements for a guarantor's accounting for and disclosures of certain guarantees issued and outstanding.  This Interpretation also incorporates without reconsideration the guidance in FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others", which is being superseded.  Management does not expect the adoption of this Interpretation to have a material impact on the Company’s financial position or results of operations.

Item 7a.      Quantitative and Qualitative Disclosures about Market Risk

The Company has a credit facility, which bears interest at various rates that are based on the bank prime rate.  Interest on $8,966,000, or 77.9%, of the Company's debt was variable based on the lender’s prime rate.  Consequently, a general increase of 1% in the lender’s prime rate would result in additional interest cost of approximately $90,000 if the same debt level and structure were to be maintained.

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

		Served as
		Director
Name (Age)	Directors of the Company	Since
John R. Gross (71)	Owner, Chaney Auto Parts, Inc. Crest Hill, Illinois	1966
Raymond F. Gross (64)	Vice President, Erecta Shelters, Inc. Ft. Smith, Arkansas	1968
Gary S. Hopmayer (63)	Founder, Fox & Obel Food Market, Chicago, Illinois	1987
Barry L. Katz (51)	President and General Counsel, Belmont Holdings Corp, Wilmington, Delaware	1993
Edward R. Kipling (71)	Retired, Atlanta, Georgia	1987
Raymond G. Perelman (85)	Chairman of the Board and CEO RGP Holding, Inc. and Belmont Holdings Corp., Wilmington, Delaware	1988

Name (Age)	Officers of the Company
Jerry A. Bragiel (51)	President and CEO of the Company
Richard W. Simmons (60)	Vice President Finance, CFO and Secretary of the Company

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

Richard W. Simmons joined the Company in April 1996 as Division Controller of the Hope Facility.  In August 1998, he was promoted to Corporate Controller and was elected Secretary of the Corporation in January 1999.  In March 2001, he was promoted to Vice President Finance and CFO of the Corporation.  Mr. Simmons held the position of Vice President of Finance with the New West Group of Winsloew Furniture, Inc. prior to joining the Company.  He has been the CFO of four corporations and has twelve years experience in the remanufacturing industry.

(a) Directors and Executive Officers of Registrant (continued)

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

Gary S. Hopmayer is founder of Fox & Obel Food Market, a privately owned specialty food market located in Chicago, Illinois.  Prior to this position he was President of Original American Scones, Inc., a privately owned national supplier of bakery products; a founder of The Corner Bakery - a division of Lettuce Entertain You, Inc.; a board member of the Cooking & Hospitality Institute (CHIC);  a board member of Columbia College; and a founder and past President of Mega International, Inc., a manufacturer and distributor of automotive electrical parts.

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

(b)

Arrangements Concerning the Board of Directors

Directors received a fee of $10,000 for service as a director during the Company's fiscal year ended December 31, 2002.  In addition, directors are reimbursed for their reasonable travel expenses incurred in attending meetings and in connection with Company business.

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

Item 11.      EXECUTIVE COMPENSATION

(a)

Executive Officer Compensation and Arrangements

Executive Compensation

The following table sets forth information with respect to all compensation paid to the Company's Chief Executive Officer.  There were no other executives whose compensation exceeded $100,000 for services rendered in all capacities to the Company, during 2002.

					---------- Long Term Compensation ----------
		---------- Annual Compensation ----------			-------- Awards Pay-out --------
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
				Other	Restricted	Securities
Name and				Annual	Stock	Underlying	LTIP	All Other
Principal	Year	Salary	Bonus	Comp. (1)	Award's	Options/SAR	Pay-outs	Comp.
Position	No.	($)____	($)____	($)___	($)___	(#)____	($)___	($)___
Jerry A. Bragiel
President & CEO	2002	216,371	-0-	-0-	-0-	-0-	-0-	-0-
	2001	216,371	-0-	-0-	-0-	-0-	-0-	-0-
	2000	213,881	-0-	-0-	-0-	-0-	-0-	-0-

Notes:

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

The following table provides certain information with respect to the number and value of unexercised options outstanding as of December 31, 2002.  (No options were exercised by the named executive officer during 2002.)

Aggregated 2002 Option Exercises and December 31, 2002 Option Values

Number of
			Securities	Value of
			Underlying	Unexercised
			Unexercised	In-the-money
	Shares		Options	Options
	Acquired	Value	Exercisable/	Exercisable/
Name	on Exercise (#)	Realized ($)	Unexercisable	Unexercisable
Jerry A. Bragiel, CEO	-0-	-0-	125,000/0	$55,000/$0
Officer & Managers	-0-	-0-	38,400/25,600	$0/$0

Compensation Committee Interlocks and Insider Participation

Messrs. Perelman, Kipling and John R. Gross presently serve as members of the Compensation Committee. None of these members was an officer or employee of the Company or a former officer of the Company requiring disclosure under Item 404 of SEC Regulation S-K during 2002.

(b)

Director Compensation Arrangements

Information regarding director compensation is set forth under Item 10(b) above.

Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL

                    OWNERS AND MANAGEMENT

The following tabulation shows, as of December 31, 2002, (a) the name, address and Common Share ownership for each person known by the Company to be the beneficial owner of more than five percent of the Company’s outstanding Common Shares,   (b) the Common Share ownership of each director, (c) the Common Share ownership for each executive officer named in the compensation table, and (d) the Common Share ownership for all directors and executive officers as a group.

	Number of Common
	Shares Beneficially	Percent of Common
BENEFICIAL OWNER:	Owned (Note 1)	Shares Outstanding
RGP Holding, Inc. Wilmington, Delaware (Note 2)	696,600	19.1%
Dana Corporation P.O. Box 1000 Toledo, Ohio 43967 (Note 3)	600,000	16.4%
Champion Parts, Inc. Employee Stock Ownership Plan (Notes 4 & 5)	23,111	0.6%

John R. Gross, Director	165,313	4.5%
Raymond F. Gross, Director	31,164	0.8%
Gary S. Hopmayer, Director (Note 3)	---	---
Barry L. Katz, Director (Note 2)	250	**
Edward R. Kipling, Director (Note 3)	2,000	**
Raymond G. Perelman, Director (Note 2)	696,600	19.1%
Jerry A. Bragiel, President & CEO (Note 6)	138,984	3.8%
Richard W. Simmons, V.P. Finance, CFO & Secretary (Note 6)	10,000	0.3%
All directors and executive officers As a group (8 persons)	1,044,311	28.6%

    ** Not greater than 0.1%.

Item 12. - Notes:

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

(3)

All shares owned by Dana Corporation ("Dana") are subject to a Stock Purchase Agreement dated March 18, 1987 between the Company and Echlin Inc., which were acquired by Dana in 1999.  Under the Stock Purchase Agreement Dana Corporation may vote its shares at its discretion.  During the fiscal year ended December 31, 2002, the Company did not purchase or sell any components used in the remanufacture of automotive parts to Dana Corporation.

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

(5)

Does not include 23,111 shares allocated to the accounts of employees other than executive officers under the Stock Ownership Plan. Each of the participants in the Stock Ownership Plan is entitled to direct the trustees as to the voting of shares allocated to his or her account.

(6)

Shares shown as beneficially owned for Mr. Bragiel and Mr. Simmons include shares available through exercisable options, see Note 5 to the Financial Statements for further details.

Item 13.

Certain Relationships and Related Transactions

There were no outstanding amounts owed to related parties at December 31, 2002.

PART IV

Item 14.

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

Item 15.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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

CHAMPION PARTS, INC.

Date: March 28, 2003	By: /s/ Richard W. Simmons
Richard W. Simmons
Vice President Finance, CFO and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons have signed this report below on March 28, 2003.

By: /s/ Jerry A. Bragiel	By: /s/ Gary S. Hopmayer
Jerry A. Bragiel, President & CEO	Gary S. Hopmayer, Director

By : /s/ Raymond G. Perelman	By: /s/ Edward R. Kipling
Raymond G. Perelman, Director	Edward R. Kipling, Director

By : /s/ Barry L. Katz	By: /s/ Raymond F. Gross
Barry L. Katz, Director	Raymond F. Gross, Director

By: /s/ John R. Gross
John R. Gross, Director

CERTIFICATION

I, Jerry A. Bragiel, certify that:

1.

I have reviewed this annual report on Form 10-K of Champion Parts, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

    By: /s/ Jerry A. Bragiel

        Jerry A. Bragiel

        Chief Executive Officer

CERTIFICATION

I, Richard W. Simmons, certify that:

1.

I have reviewed this annual report on Form 10-K of Champion Parts, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

    By: /s/ Richard W. Simmons

        Richard W. Simmons

         Chief Financial Officer

CHAMPION PARTS, INC. AND SUBSIDIARIES

Item 8.      Financial Statements and Supplementary Data

Consolidated Financial Statements and Financial Statement Schedule comprising Item 8 and Items 14(a)(1) and  (2) for the Years Ended December 31, 2002, December 31, 2001, and December 31, 2000 and Report of Independent Certified Public Accountants.

CHAMPION PARTS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

Page

Report of Independent Certified Public Accountants	35

Consolidated Financial Statements (Item 14(a)(1)):
The following consolidated financial statements of Champion Parts, Inc. and subsidiaries are included in Part II, Item 8:
Consolidated balance sheets - years ended December 31, 2002 and December 31, 2001	36-37
Consolidated statements of income - years ended December 31, 2002, December 31, 2001 and December 31, 2000	38
Consolidated statements of stockholders' equity - years ended December 31, 2002, December 31, 2001 and December 31, 2000	39
Consolidated statements of Comprehensive Income/(Loss) - years ended December 31, 2002, December 31, 2001 and December 31, 2000	40
Consolidated statements of cash flows - years ended December 31, 2002, December 31, 2001 and December 31, 2000	41
Notes to consolidated financial statements	42-58

Consolidated Financial Statement Schedule (Item 14(a)(2)):
Schedule II - Valuation and qualifying accounts	59
Exhibit Index	60-61
Exhibits 99.1 & 99.2 - Section 906 Certifications	62-63

All other schedules are omitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors of

Champion Parts, Inc.

Hope, Arkansas

We have audited the accompanying consolidated balance sheets of Champion Parts, Inc. and Subsidiaries as of December 31, 2002 and December 31, 2001 and the related consolidated statements of income, stockholders’ equity, comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2002.  We have also audited the accompanying Schedule II, “Valuation and Qualifying Accounts.”  These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

As described in Note 9, 84% of the Company’s sales in the year ended December 31, 2002 are concentrated in four customers.  A reduction in the level of sales to or the loss of one or more of these customers could have a material adverse effect on the Company’s financial condition and results of operations.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Champion Parts, Inc. and Subsidiaries at December 31, 2002 and December 31, 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the financial statements, the Company has taken early adoption of FASB Statement No. 145, recission of FASB Statements 4, 44, 64, amendment of FASB Statement No. 13, and technical corrections.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

Chicago, Illinois

March 14, 2003

CHAMPION PARTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Dec. 31, 2002	Dec. 31, 2001
ASSETS
CURRENT ASSETS:
Cash	$ 246,000	$ 139,000
Accounts receivable trade, less allowance for uncollectibles of $655,000 and $339,000 in 2002 and 2001, respectively	9,107,000	7,574,000
Miscellaneous receivables	85,000	342,000
Inventories, net of reserves	10,216,000	10,730,000
Prepaid expenses and other assets	531,000	673,000
Deferred income tax asset	56,000	75,000
Total current assets	20,241,000	19,533,000

PROPERTY, PLANT AND EQUIPMENT:
Land	70,000	197,000
Buildings	4,417,000	7,837,000
Machinery and equipment	13,855,000	13,821,000
Gross property, plant & equipment	18,342,000	21,855,000
Less: Accumulated depreciation	15,973,000	17,705,000
Net property, plant & equipment	2,369,000	4,150,000

Total assets held for sale	1,475,000	-0-

Total other assets	295,000	297,000

Total assets	$24,380,000	$23,980,000

The accompanying notes are an integral part of these statements.

CHAMPION PARTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Dec. 31, 2002	Dec. 31, 2001
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,016,000	$6,845,000
Accrued expenses:
Salaries, wages and employee benefits	375,000	669,000
Other accrued expenses	5,155,000	3,453,000
Taxes other than income	122,000	121,000
Current maturities of long-term debt:
Current maturities – term notes	463,000	463,000
Current maturities – subordinated debt	192,000	192,000
Current maturities – B & T acquisition note	83,000	417,000
Total current maturities of long-term debt	738,000	1,072,000
Total current liabilities	14,406,000	12,160,000

DEFERRED INCOME TAXES	56,000	75,000

LONG-TERM DEBT:
Long-term notes payable – revolver	6,901,000	7,045,000
Long-term notes payable – term notes	1,602,000	2,065,000
Long-term notes payable – subordinated debt	2,017,000	2,207,000
Long-term notes payable – City of Hope, Arkansas note	250,000	-0-
Long-term notes payable – B & T acquisition note	-0-	83,000
Total long-term debt	10,770,000	11,400,000

STOCKHOLDERS' (DEFICIT)/EQUITY:
Preferred stock No par value; authorized, 10,000,000 shares, issued and outstanding, none	-0-	-0-
Common stock $.10 par value; authorized 50,000,000 shares, issued and outstanding, 3,655,266 shares	366,000	366,000
Additional paid-in capital	15,578,000	15,578,000
Accumulated (deficit)	(14,817,000)	(15,184,000)
Accumulated other comprehensive (loss)	(1,979,000)	(415,000)
Total stockholders’ (deficit)/equity	(852,000)	345,000

Total liabilities and stockholders’ (deficit)/equity	$24,380,000	$23,980,000

The accompanying notes are an integral part of these statements.

CHAMPION PARTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR YEARS ENDED

	Dec. 31, 2002	Dec. 31, 2001	Dec. 31, 2000
Net Sales	$24,790,000	$21,936,000	$22,245,000

Costs and Expenses:
Cost of products sold	20,804,000	19,291,000	18,598,000
Selling, distribution & administration	2,680,000	2,544,000	2,391,000
Relocation and restructuring costs	455,000	154,000	-0-
Total costs and expenses	23,939,000	21,989,000	20,989,000

Operating income/(loss)	851,000	(53,000)	1,256,000

Non-operating expense/(income):
(Gain) on disposal of assets	-0-	-0-	(26,000)
(Gain) on the sale of investment	-0-	-0-	(753,000)
Interest expense, net	529,000	491,000	556,000
Other non-operating (income)	(50,000)	(561,000)	(85,000)
Total non-operating expense/(income)	479,000	(70,000)	(308,000)

Net income before income taxes	372,000	17,000	1,564,000

Income Taxes	5,000	10,000	100,000

Net Income	$ 367,000	$ 7,000	$ 1,464,000

Weighted Average Common Shares
Shares Outstanding at Year-end:
Basic	3,655,266	3,655,266	3,655,266
Diluted	3,655,266	3,671,497	3,689,190
Earnings Per Common Share – Basic:
Net income per common share	$ 0.10	$ 0.00	$ 0.40
Earnings Per Common Share - Diluted:
Net income per common share	$ 0.10	$ 0.00	$ 0.40

The accompanying notes are an integral part of these statements

CHAMPION PARTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT)/EQUITY

THREE YEARS ENDED DECEMBER 31, 2002

					Accumulated
			Additional		Other
	Common	Stock	Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	(Deficit)	Income/(Loss)
Balance, December 31, 1999	3,655,266	$ 366,000	$ 15,578,000	$(16,655,000)	$ (486,000)
Net Income	-	-	-	1,464,000	-
Foreign currency translation adj.	-	-	-	-	486,000
Balance, December 31, 2000	3,655,266	$ 366,000	$ 15,578,000	$(15,191,000)	$ -
Net Income	-	-	-	7,000	-
Minimum pension liability (loss)	-	-	-	-	(415,000)
Balance, December 31, 2001	3,655,266	$ 366,000	$ 15,578,000	$(15,184,000)	$ (415,000)
Net Income	-	-	-	367,000	-
Minimum pension liability (loss)	-	-	-	-	(1,564,000)
Balance, December 31, 2002	3,655,266	$ 366,000	$ 15,578,000	$(14,817,000)	$ (1,979,000)

The accompanying notes are an integral part of these statements.

CHAMPION PARTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME

THREE YEARS ENDED DECEMBER 31, 2002

	Years Ended
	Dec. 31, 2002	Dec. 31, 2001	Dec. 31, 2000
Net Income	$ 367,000	$ 7,000	$ 1,464,000
Foreign currency translation adjustment	-0-	-0-	486,000
Minimum pension liability	(1,564,000)	(415,000)	-0-
Comprehensive (loss)/income	$ (1,197,000)	$ (408,000)	$ 1,950,000

Components of accumulated other comprehensive income (loss), included in the Company’s consolidated balance sheet, consist of the foreign currency translation adjustment and minimum pension liability.

The accompanying notes are an integral part of these statements

CHAMPION PARTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - YEARS ENDED

	Dec. 31, 2002	Dec. 31, 2001	Dec. 31, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$ 367,000	$ 7,000	$ 1,464,000
Adjustments to reconcile net income to net cash Provided by/(used in) operating activities:
Depreciation and amortization	472,000	515,000	530,000
Deferred income taxes	-0-	-0-	62,000
Provision for inventory write-offs	528,000	591,000	747,000
Provision for doubtful accounts	327,000	469,000	224,000
Gain on disposal of assets	-0-	-0-	(26,000)
Gain on disposal of investment	-0-	-0-	(753,000)
Changes in assets and liabilities (Net of acquisition):
Accounts receivable trade	(1,860,000)	(3,308,000)	(1,142,000)
Accounts receivable miscellaneous	257,000	711,000	286,000
Inventories	(14,000)	(1,436,000)	(94,000)
Prepaid expenses	142,000	(383,000)	-0-
Accounts payable	1,171,000	314,000	(929,000)
Accrued expenses and other	(153,000)	(589,000)	(1,115,000)
NET CASH PROVIDED BY / (USED IN) OPERATING ACTIVITIES	1,237,000	(3,109,000)	(746,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(166,000)	(84,000)	(18,000)
Acquisition of business assets	-0-	(2,125,000)	-0-
Proceeds from the sale of property, plant and equip.	-0-	-0-	41,000
NET CASH (USED IN)/ PROVIDED BY INVESTING ACTIVITIES	(166,000)	(2,209,000)	23,000
CASH FLOWS FROM FINANCING ACTIVITIES:
(Net payments) under revolving loan agreement	(144,000)	4,732,000	1,093,000
(Net Payments)/borrowings in term note agreements	(463,000)	925,000	(601,000)
(Net payments) on subordinated debt obligations	(190,000)	(891,000)	(455,000)
(Net payments) on acquisition note	(417,000)	-0-	-0-
Borrowings on City of Hope note agreement	250,000	-0-	-0-
NET CASH (USED IN) / PROVIDED BY FINANCING ACTIVITIES	(964,000)	4,766,000	37,000
EFFECTS OF EXCHANGE RATE CHANGES ON CASH	-0-	-0-	47,000
NET INCREASE / (DECREASE) IN CASH AND EQUIVALENTS	107,000	(552,000)	(639,000)
CASH AND EQUIVALENTS - Beginning of year	139,000	691,000	1,330,000
CASH AND EQUIVALENTS - End of year	$ 246,000	$ 139,000	$ 691,000

The accompanying notes are an integral part of these statements.

CHAMPION PARTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED

DECEMBER 31, 2002, DECEMBER 31, 2001, AND DECEMBER 31, 2000

Note 1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation Policy - The consolidated financial statements include the accounts of Champion Parts, Inc. and its subsidiaries (the "Company").  All significant intercompany transactions and balances have been eliminated in consolidation.

Accounts Receivable - Accounts receivable are customer obligations due under trade terms.  The Company sells remanufactured products to retailers, original equipment manufacturers and warehouse distributors.  We perform continuing credit evaluations of our customers' financial condition generally do not require collateral.

Senior management reviews accounts receivable on a periodic basis to determine if any receivables will potentially be uncollectible.  We include any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in our overall allowance for doubtful accounts.  Based on the information available to us, we believe our allowance for doubtful accounts as of December 31, 2002 is adequate.  However actual write-offs might exceed the recorded allowance.

From time to time the Company's customers may be in a net credit balance position due to the timing of sales and core returns.  At December 31, 2002 and December 31, 2001 customers in a net credit balance position totaled approximately $3,800,000 and $3,900,000, respectively, and are reported as a component of accounts payable.  Merchandise purchases are normally used to offset net credit balances.

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

Long-Lived Assets - The Company reviews the carrying values of its long-lived assets and indentifiable intangible assets for possible impariment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable.  Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less cost to sell.  As of December 31, 2002 there has been no impairment of long lived-assets.

Note 1.         (continued)

Assets Held for Sale - Represent the land, buildings and building improvements for the Beech Creek, Pennsylvania facility that ceased operation on March 15, 2002.  The carrying values of these assets were reviewed by Management for possible impairment and whether the carrying value would be recoverable.  The assets are valued at the lower of cost or market.  As of December 31, 2002 there has been no impairment of assets held for sale.

Deferred Charges - Costs of issuing long-term debt are deferred and amortized over the terms of the related issues.

Business Segments - The Company previously adopted Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Following the provisions of SFAS No. 131, the Company reported two operating business segments in the same format as reviewed by the Company’s senior management.  With the consolidation of the Pennsylvania and Arkansas manufacturing facilities in 2002, Management now views the previous two business segments as one.

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

Credits for cores are allowed only against purchases of similar remanufactured products. The dollar volume of purchases further limits total available credits.  Product and core returns, reflected as reductions in net sales, were $12,000,000 (2002), $13,000,000 (2001), and $13,600,000 (2000)

Net Income per common share – The Company follows Financial Accounting Standards Board Statement of Financial Accounting Standards (“SFAS”) No.128 “Earnings Per Share”, which requires disclosure of basic and diluted earnings per share.  Basic EPS is calculated by dividing the income available to common shareholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. “Diluted” EPS gives effect to all dilutive potential common shares outstanding for the period.

	2002	2001	2000
Average common shares outstanding	3,655,266	3,655,266	3,655,266
Dilutive effect of: Stock options	-0-	16,231	33,924
Dilutive Common Shares Outstanding	3,655,266	3,671,497	3,689,190
Anti-Dilutive Common Shares Outstanding	189,000	64,000	64,000

Estimates - The accompanying financial statements include estimated amounts and disclosures based on management’s assumptions about future events.  Actual results may differ from these estimates.

Note 1.         (continued)

Reclassifications - Certain items in the prior year financial statements have been reclassified to conform to the current year presentation.

Stock-based Compensation - At December 31, 2002, the Company has a stock-based compensation plan, which is described in Note 5.  The Company applies the recognition and intrinsic value measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for the plan.

Recent Accounting Pronouncements

SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No.13, and Technical Corrections."  This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" and an amendment of that Statement, SFAS No. 64, and "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements."  Also, this Statement rescinds SFAS No. 44,  "Accounting for Intangible Assets of Motor Carriers." SFAS No. 145 also amends SFAS No. 13,  "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  In addition, the Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The Company has adopted SFAS No. 145 and reclassified the $124,000 extraordinary loss in 2001 to operations.

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

FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others".  This Interpretation clarifies the requirements for a guarantor's accounting for and disclosures of certain guarantees issued and outstanding.  This Interpretation also incorporates without reconsideration the guidance in FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others", which is being superseded.

Management does not expect the adoption of this Interpretation to have a material impact on the Company’s financial position or results of operations.

Note 2.      INVENTORIES

Inventories consist of the following:

	Dec. 31, 2002	Dec. 31, 2001
Gross Inventories:
Raw cores	$ 6,527,000	$ 5,807,000
Parts	2,167,000	2,253,000
Sub-total raw materials	8,694,000	8,060,000
Work-in-process	4,043,000	4,285,000
Finished goods	3,936,000	4,612,000
Total inventories, gross	$ 16,673,000	$ 16,957,000
Inventory Reserves:
Core devaluation reserve	$ (2,834,000)	$ (2,598,000)
Obsolescence reserves	(3,068,000)	(3,115,000)
Valuation reserves	(555,000)	(514,000)
Total inventory reserves	$ (6,457,000)	$ (6,227,000)
Total Inventories, net	$ 10,216,000	$ 10,730,000

Note 3.      DEBT

	Dec. 31, 2002	Dec. 31, 2001
Debt consists of the following:

Long-term revolving credit at lender prime rate

   (5.0%) at December 31, 2002 plus 3/4%, interest

   payable monthly.  Secured by receivables, inventory,

   and certain other fixed assets. Balance due February 2004.

	$ 6,901,000	$ 7,045,000
$2,098,000 term note secured by property Monthly principal payments of $24,976 with entire unpaid balance (approximately $1,199,000) due February 2004. Monthly interest is due at prime plus 1% on unpaid principal balance.	1,549,000	1,848,000
$815,000 term note secured by certain machinery and equipment. Monthly principal payments of $13,583 with entire unpaid balance (approximately $326,000) due February 2004. Monthly interest is due at prime plus 1% on unpaid principal balance	516,000	680,000
Note payable to City of Hope, Arkansas, secured by second position on property, non-interest bearing, no payments due until March 2004.	250,000	-0-
Promissory notes payable, non-interest bearing, Payable in 24 equal payments quarterly at various dates through 2004.	305,000	495,000
Earnout notes payable, non-interest bearing, Contingent to the availability of defined Free Cash Flow, payable up to $500,000 Annually in years 2005-2009.	1,904,000	1,904,000
Acquisition promissory note payable. Payable in six equal payments quarterly through first quarter 2003.	83,000	500,000
Total debt	$ 11,508,000	$ 12,472,000
Less portion due within one year	738,000	1,072,000
Total long-term debt	$ 10,770,000	$ 11,400,000

Note 3.      DEBT (continued)

Long-term debt maturities under the loan facility in place at December 31, 2002  are $738,000 (2003), $8,866,000 (2004), $476,000 (2005), $476,000 (2006), $476,000 (2007) and $476,000 (after 2007).

The Company entered into a three-year credit facility, on February 8, 2001, with Congress Financial Corporation (Southern), a subsidiary of First Union Bank, which replaced the Bank of America facility in effect at that time.  Maximum credit available under the Congress facility is $14,000,000, with available letter of credit accommodations of $1,750,000, and two term loans totaling $2,913,000 on fixed assets and real properties.  Interest rates on the new facility are for revolving debt, lender prime (5%) plus 3/4%, for term debt, lender prime plus 1%, and for letters of credit 2% per annum on the daily outstanding balance.

The Company is in compliance with the tangible net worth covenant contained in the loan agreement.

At December 31, 2002 the balance outstanding on the loan facility was $8,966,000 and letter of credit accommodations of $150,000.  The balance outstanding on the loan facility at December 31, 2001 was $9,572,000 and letter of credit accommodations of $150,000.

The carrying amount of long-term debt (excluding the restructured vendor debt) approximates fair market value because the interest rates on substantially all the debt fluctuate based on changes in market rates.

Note 4.      INCOME TAXES

The Company uses an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

The income tax provision consists of the following:

	2002	2001	2000
Current:
Federal	$ -0-	$ (2,000)	$ -0-
Foreign	-0-	-0-	-0-
State and local	5,000	12,000	38,000
Total Current	$ 5,000	$ 10,000	$ 38,000
Deferred:
Federal	$ -0-	$ -0-	$ -0-
Foreign	-0-	-0-	62,000
State and local	-0-	-0-	-0-
Total Deferred	-0-	-0-	62,000
Grand Total	$ 5,000	$ 10,000	$ 100,000

The Company has provided a valuation reserve to write-down deferred tax assets due to the uncertainty of its ability to utilize them in future periods.

At December 31, 2002 the Company had federal, state and foreign net operating loss carry forwards of $9,776,000, $3,897,000 and $2,217,000, respectively.   At the end of 2001, net operating loss carry forwards were federal $10,515,000, state $7,057,000 and foreign $2,153,000.  Federal loss carry forwards begin to expire in 2010.  The Company also had $510,000 of tax credits.

The effective tax rate differs from the U.S. statutory federal income tax rate of 34% as described below:

	2002	2001	2000
Income tax at statutory rate	$ 125,000	$ 2,000	$ 532,000
Changes in valuation allowance	(94,000)	(12,000)	(519,000)
State income taxes net of federal taxes	3,000	20,000	27,000
Other	(29,000)	-0-	60,000
Net totals	$ 5,000	$ 10,000	$ 100,000

Note 4.        INCOME TAXES  (continued)

Deferred tax assets and liabilities are comprised of the following at December 31, 2002 and December 31, 2001.

	2002		2001
	Assets	Liabilities	Assets	Liabilities
Inventory reserves	$ 2,381,000	-	$ 2,412,000	-
Fringe benefits	678,000	-	1,087,000	-
Sales credit reserves	488,000		250,000
Depreciation	-	15,000	-	35,000
Bad debts	276,000	-	132,000	-
Miscellaneous reserves	101,000	-	109,000	-
Environmental	82,000	-	81,000	-
Net operating loss carry forward	3,726,000	-	4,030,000	-
Tax credit carry forward	510,000	-	503,000	-
Other	342,000	41,000	93,000	40,000
Valuation allowance	(8,528,000)	_______-	(8,622,000)	_______-
Totals	$ 56,000	$ 56,000	$ 75,000	$ 75,000

Note 5.      EMPLOYEE STOCK OPTION AND AWARD PLANS

1995 Stock Option Plan - On November 16, 1995, the Company's shareholders approved a 1995 Stock Option Plan.  This plan provides for options to purchase up to 100,000 shares.  Participants in the plan shall be those employees selected by the Compensation Committee of the Board of Directors.

Options shall be granted at the fair market value of the Company's Common Stock at the date of grant. No option may be exercised until six months after the grant date or after 10 years after the grant date. The options vest ratably over a period not to exceed five years. There are no available or outstanding options under the Plan at December 31, 2002.

On August 13, 1999 (the "Grant Date"), the Company granted its Chief Financial Officer and other key management non-qualifying options to purchase 64,000 Common Shares at a price of $.75 per share.  The options vest ratably at the rate of 20% of the shares granted per year and will expire in ten years from the Grant Date, and is subject to the continuation of their employment.  As of December 31, 2002, 38,400 shares (60%) of these options were exercisable.

Note 5.      (Continued)

On March 28, 1997 (the "Grant Date"), the Company granted its President and Chief Executive Officer an option to purchase 100,000 Common Shares at a price of $.4375 per share under the 1995 Stock Option Plan.  The options vest ratably at the rate of 25,000 shares per year and will expire in ten years from the Grant Date, subject to earlier termination of his employment.  As of December 31, 2002 he had not exercised any of these options.  In 1998, an additional 25,000 non-qualifying options were granted to the President and will be available for exercise in the fifth year.

Effective January 1, 1996, the Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation".  If the alternative accounting-related provisions of SFAS No. 123 had been adopted as of the beginning of 1995, the effect on 2002, 2001 and 2000 income before taxes and net income would have been de minimis.

Information with respect to stock options outstanding is as follows:

	2002	2001	2000
Outstanding:	189,000	189,000	189,000
At year-end:
Shares underlying options	189,000	189,000	189,000
Weighted average option price	$ 0.5433	$ 0.5433	$ 0.5433
Exercisable	163,400	150,600	112,800
Available for grant	-0-	-0-	-0-

Note 6.      EMPLOYEE SAVINGS PLANS

Salaried employees and Group Leader hourly employees with one year of service are eligible to participate in a 401(k) plan ("Thrift Program").  Under this program, contributions are 100% vested.

Note 7.      EMPLOYEE RETIREMENT PLANS

Hourly employees of the Hope facility and three former operating facilities are covered under the Company's noncontributory defined benefit pension plans to which the Company contributes.  The benefits are based upon years of service.  The Company's contribution consists of an amount to annually fund current service costs and to fund past service costs over 30 years.  The Company's funding policy for these plans is to meet, at a minimum, the annual contributions required by applicable regulations.

The following tables provide a reconciliation of the changes in the plans’ benefit obligations and fair value of assets over the two-year period ending December 31, 2002, and a statement of the funded status as of December 31 of both years:

	Pension Benefits
	Dec. 31, 2002	Dec. 31, 2001
Reconciliation of benefit obligations:
Obligation at January 1	$ 8,558,000	$ 7,766,000
Service cost	24,000	111,000
Interest cost	588,000	563,000
Actuarial (gain)/loss	636,000	455,000
Benefit payments	(367,000)	(337,000)
Obligation at December 31	$ 9,439,000	$ 8,558,000
Reconciliation of fair value of Plan assets:
Fair value of Plan assets at January 1	$ 7,141,000	$ 7,283,000
Actual return on Plan assets	(370,000)	(112,000)
Employer contributions	120,000	307,000
Benefit payments	(367,000)	(337,000)
FMV of Plan assets at December 31	$ 6,524,000	$ 7,141,000
	Pension Benefits
	Dec. 31, 2002	Dec. 31, 2001
Funded status:
Funded status at December 31	$ (2,915,000)	$ (1,445,000)
Unrecognized transition (asset) obligation	(21,000)	(26,000)
Unrecognized prior service costs	19,000	21,000
Unrecognized (gain)/loss	2,000,000	441,000
Net amount recognized	$ (917,000)	$ (1,009,000)

Note 7.      (Continued)

Amounts recognized in the statement of financial position consist of:

	Dec. 31, 2002	Dec. 31, 2001
Accrued benefit liability	$ (2,915,000)	$ (1,445,000)
Intangible asset	19,000	21,000
Accumulated other comprehensive loss	1,979,000	415,000
Totals	$ (917,000)	$ (1,009,000)

The plan’s accumulated benefit obligation was $9,439,000 at December 31, 2002 and $8,558,000 at December 31, 2001.

The following table provides the components of net periodic benefit cost for the plans for fiscal years 2002 and 2001:

	Pension Benefits
	Dec. 31, 2002	Dec. 31, 2001
Service cost	$ 24,000	$ 111,000
Interest cost	588,000	563,000
Expected return on Plan assets	(601,000)	(617,000)
Amortization of transition (asset) obligation	(5,000)	(2,000)
Amortization of prior service cost	2,000	6,000
Amortization of net (gain)/loss	19,000	(55,000)
Net periodic benefit cost/(benefit)	27,000	5,000
Curtailment loss	-0-	70,000
Net periodic benefit cost/(benefit) after curtailment	$ 27,000	$ 75,000

The assumptions used in the measurement of the company’s benefit obligation are shown in the following table:

	Weighted-Average Assumptions
	Dec. 31, 2002	Dec. 31, 2001
Discount rate	7.00%	7.00%
Expected return on Plan assets	8.50%	8.50%
Rate of compensation increase	N/A	N/A

In connection with the closing of the Company's Beech Creek facility, (see Note 13), the Company recognized a charge of $70,000 for special termination benefits in 2001 for employees involuntarily terminated.

Note 8.      LEASES

The Company leases certain plants and offices, and computer equipment. Certain of the real estate leases, constituting non-financing leases, have provisions for renewal. These lease renewals are primarily for five years.

Total rental expense charged to operations was $195,000 (2002), $ 37,000 (2001) and $49,000 (2000).

Minimum commitments under all noncancelable-operating leases at December 31, 2002 for the following five years are as follows:

Year	Amount
2003	$ 214,000
2004	209,000
2005	209,000
2006	206,000
2007	66,000
Total 2003 - 2007	$ 904,000

Note 9.      SALES TO MAJOR CUSTOMERS

In 2002, net sales to the Company's four largest customers were approximately, 26%, 23%, 18% and 17% of total net sales.  In 2001, sales to the Company's four largest customers were approximately 35%, 24%, 20% and 5% of total net sales.  At December 31, 2002 accounts receivable balances of the Company's four largest customers were approximately, 35%, 34%, 14% and 8% of total gross receivables. At December 31, 2001 accounts receivable balances of the Company's four largest customers were approximately, 36%, 29%, 14% and 2% of total gross receivables.

The Company's primary product line is remanufactured carburetors which accounted for 50% of 2002 net sales compared to 59% in 2001. The Company's main distribution channel is through two large retailers who accounted for 97% of gross carburetor sales in 2002 and 99% in 2001.  The balance of the carburetor sales was to original equipment aftermarket customers and traditional warehouse distributors.

A reduction in the level of sales to or the loss of one or more of these customers could have a material adverse effect on the Company’s financial condition and results of operations.

Note 10.      COMMITMENTS AND CONTINGENCIES

A.   ENVIRONMENTAL MATTERS

The Company is subject to various Federal, state and local environmental laws and regulations incidental to its business.  The Company continues to modify, on an ongoing basis, processes that may have an environmental impact.

The Company has been named, along with a number of other companies, as a Potentially Responsible Party in several Federal and state sites where the Company had operations or where byproducts from the Company's manufacturing processes were disposed.  The present landowner at a former plant site has sued the Company and two other parties.  The plaintiff is seeking judgment that the Company and co-defendants cover the costs to remediate the plant site and related costs of a Federal cleanup action and unspecified damages.  The Company and its insurance carriers have agreed to provide a defense, with a reservation of rights.  Three sites currently have active litigation, while the others have been settled or are dormant.  The Company has undertaken voluntary actions at its current plant sites ranging from periodic testing to modest amounts of soil and water remediation and storage tank removal.

The Company has $240,000 in reserves for anticipated future costs of pending environmental matters at December 31, 2002.  Such costs include the Company's estimated allocated share of remedial investigation/feasibility studies and clean up and disposal costs. The Company's ultimate costs are subject to further development of existing studies and possible readjustment of the Company's pro rata share of total costs.

B.  OTHER

From time to time the Company may be named in lawsuits during the normal course of its business.  Management intends to vigorously defend any lawsuits that may arise.  In the opinion of Management, the environmental legal matters now pending will not have a material adverse effect on the consolidated financial position of the Company.

Note 11.      INVESTMENTS

In 2000, the Company disposed of its 50% equity investment in a foreign joint venture.  The Company’s wholly owned foreign subsidiary was a joint and several guarantor of Canadian bank debt with its partner in the 50% owned Canadian venture.  In 1992, the Company wrote down its investment in the venture and provided a reserve for a contingent liability to exit the venture.  The Company accounted for the joint venture using the equity method.  Given the venture's financial situation and the pending guarantees from the subsidiary Company, the Company since 1992 had recorded its investment at an estimated net realizable value of $115,000.

As a result of the sale, the Company realized a gain in 2000 of $753,000 after legal, other fees, and reversals of foreign translation adjustments and the reserves for the guarantee of bank loans.

Note 12.      OTHER ACCRUED EXPENSES.

Other accrued expenses consist of the following:

	Dec. 31, 2002	Dec. 31, 2001
Interest	$ 38,000	$ 46,000
Workers' compensation	818,000	819,000
Legal & Professional fees	90,000	-0-
Pension	2,915,000	1,445,000
Environmental costs	240,000	238,000
Restructuring reserve	-0-	154,000
Returned goods credit reserve	1,036,000	734,000
Other items - net	18,000	17,000
Total other accrued expenses	$ 5,155,000	$ 3,453,000

Note 13.      RESTRUCTURING CHARGES

The Company adopted a plan in 2001 to consolidate the operations of its Beech Creek, Pennsylvania manufacturing facility into its Hope Arkansas facility.  This plan was formally announced on January 10, 2002. The consolidation of these facilities eliminates having to operate two plants significantly under capacity, and allows the Company to reduce costs and improve operating efficiencies.  The Pennsylvania facility ceased operation as of March 15, 2002.

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

Note 13.      RESTRUCTURING CHARGES (continued)

In addition, the Company incurred through December 31, 2002, expenses totaling $582,000 for inventory and equipment relocation, severance and other restructuring costs, which could not be accrued in 2001, as they did not qualify as “exit costs”.  The entire relocation plan was completed by December 31, 2002.

Restructuring and Relocation Summary:
Restructuring Reserve Balance December 31, 2001	$ 154,000
Reversal of unutilized accrual	(127,000)
Relocation costs incurred (Severance, Legal, Equipment Relocation)	582,000
Net Restructuring and Relocation Costs Incurred	$ 609,000

Note 14.      SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the year for interest and income taxes was as follows:

	2002	2001	2000
Interest expense, net	$ 529,000	$ 491,000	$ 552,000
Income taxes	11,000	10,000	110,000

Supplemental Schedule of Non-cash Investing and Financing Activities:

In March 2002, The Company ceased operations at its Beech Creek, Pennsylvania facility.  The land, buildings and improvements totaling $1,475,000 that remain at the location were reclassified to "Assets Held for Sale".

There was an adjustment for additional minimum pension liability charged to "Other Comprehensive Loss" of $1,564,000 and $415,000 for the years 2002 and 2001, respectively.

In July 2001, the Company purchased the inventory and equipment of B & T Rebuilders, Inc.  Cash disbursed totaled $1,308,000 for inventory, $742,000 for equipment and $75,000 for professional fees, totaling $2,125,000. The Company also issued at closing a $500,000 note payable for intellectual properties, assumed $396,000 of accounts receivable and $97,000 of accounts payable, and recorded $276,000 of goodwill relating to the acquisition of the assets.

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

The final net purchase price for the assets was $2,625,000 including professional fees related to the acquisition.  The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition:

Accounts receivable assumed	$ 396,000
Inventories	1,308,000
Equipment and Tooling	742,000
Intangibles	276,000
Total Assets Acquired	$ 2,722,000
Accounts payable assumed	(97,000)
Net Assets Acquired	$ 2,625,000

At closing, $2,125,000 was paid of the total purchase, with the balance due as a $500,000 note to be paid in six equal installments over the next eighteen months.

Note 16.      SELECTED QUARTERLY FINANCIAL DATA:

                   (UNAUDITED)

     (In Thousands, except per share data)

	Net Sales	Operating Income/(loss)	Net Income/(loss)	Earnings Per Share Basic	Earnings Per Share Diluted
2002 Quarters:
First	$ 6,840	$ (147)	$ (263)	$ (0.07)	$ (0.07)
Second	7,156	392	377	0.10	0.10
Third	5,176	20	(98)	(0.03)	(0.03)
Fourth	5,618	586	351	0.10	0.10
Total 2002	$ 24,790	$ 851	$ 367	$ 0.10	$ 0.10

2001 Quarters:
First	$ 6,096	$ 180	$ 67	$ 0.02	$ 0.02
Second	5,269	133	175	0.05	0.05
Third	5,731	(140)	9	0.00	0.00
Fourth	4,840	(226)	(244)	(0.07)	(0.07)
Total 2001	$ 21,936	$ (53)	$ 7	$ 0.00	$ 0.00

CHAMPION PARTS, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Additions to/
	Balance at	Charged	(Deduction)	Balance at
Allowance for	Beginning	To	From	End
Uncollectible Accounts:	of Period	Operations	Reserves	of Period
Year ended December 31, 2000	$ 337,000	$ 224,000	$ (355,000)	$ 206,000
Year ended December 31, 2001	$ 206,000	$ 469,000	$ (336,000)	$ 339,000
Year ended December 31, 2002	$ 339,000	$ 327,000	$ (11,000)	$ 655,000

Additions to/
	Balance at	Charged	(Deduction)	Balance at
	Beginning	To	From	End
Inventory Reserves:	of Period	Operations	Reserves	of Period
Year ended December 31, 2000	$ 5,187,000	$ 747,000	$ (601,000)	$ 5,333,000
Year ended December 31, 2001	$ 5,333,000	$ 591,000	$ 303,000	$ 6,227,000
Year ended December 31, 2002	$ 6,227,000	$ 528,000	$ (298,000)	$ 6,457,000

CHAMPION PARTS, INC.

EXHIBIT INDEX

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

CHAMPION PARTS, INC.

EXHIBIT INDEX

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

Exhibit 99.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PERSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Champion Parts, Inc., (the “Company”) on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Jerry A. Bragiel, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1)   The Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

(2)   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Jerry A. Bragiel
President
March 28, 2003	and Chief Executive Officer

Exhibit 99.2

CERTIFICATION PERSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PERSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Champion Parts, Inc.  (the “Company”) on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Richard W. Simmons, Vice President Finance and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1)   The Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

(2)   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Richard W. Simmons
Vice President Finance and Chief Financial Officer
March 28, 2003