Form 10-Q
period 2003-03-30
CHAMPION PARTS INC
filed 2003-05-13
CIK 19161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2003

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

    Yes [X]    No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

                                  Class                                                     Outstanding as of March 30, 2003

               Common Shares - $0.10 Par Value                                          3,655,266

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes  [  ]   No [X]

Champion Parts, Inc.

Form 10-Q

Cross Reference Index

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	16
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	16

	SIGNATURE PAGE	17

	OFFICER CERTIFICATIONS (Sarbanes - Oxley)	18-19
EXHIBITS 99.1 99.2	SECTION 906 CERTIFICATIONS	--

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CHAMPION PARTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 30, 2003 (Unaudited)	December 31, 2002 (Audited)
ASSETS
CURRENT ASSETS:
Cash	$ 50,000	$ 246,000
Accounts receivable, less allowance for uncollectiblesof $692,000 and $655,000 in 2003 and 2002, respectively	10,626,000	9,107,000
Other receivables	62,000	85,000
Inventories, net of reserves	10,396,000	10,216,000
Prepaid expenses and other assets	617,000	531,000
Deferred income tax asset	56,000	56,000
TOTAL CURRENT ASSETS	21,807,000	20,241,000

PROPERTY, PLANT AND EQUIPMENT:
Land	70,000	70,000
Buildings	4,417,000	4,417,000
Machinery and equipment	14,020,000	13,855,000
Gross property, plant & equipment	18,507,000	18,342,000
Less: Accumulated depreciation	16,082,000	15,973,000
NET PROPERTY, PLANT & EQUIPMENT	2,425,000	2,369,000

ASSETS HELD FOR SALE	1,486,000	1,475,000

OTHER ASSETS	295,000	295,000

TOTAL ASSETS	$26,013,000	$24,380,000

The accompanying notes are an integral part of these statements.

CHAMPION PARTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	March 30, 2003 (Unaudited)	December 31, 2002 (Audited)
CURRENT LIABILITIES:
Accounts payable	$8,763,000	$8,016,000
Accrued expenses:
Salaries, wages and employee benefits	402,000	375,000
Other accrued expenses	4,985,000	5,155,000
Taxes other than income	140,000	122,000
Current maturities of long-term debt:
Current maturities – revolver debt	7,875,000	-0-
Current maturities – term notes	1,949,000	463,000
Current maturities – subordinated debt	192,000	192,000
Current maturities – acquisition note	-0-	83,000
Total current maturities of long-term debt	10,016,000	738,000

TOTAL CURRENT LIABILITIES	24,306,000	14,406,000
DEFERRED INCOME TAXES	56,000	56,000
LONG-TERM DEBT:
Long-term notes payable – revolver debt	-0-	6,901,000
Long-term notes payable – term notes	-0-	1,602,000
Long-term notes payable – subordinated debt	1,969,000	2,017,000
Long-term notes payable – City of Hope, Arkansas note	250,000	250,000
TOTAL LONG-TERM DEBT	2,219,000	10,770,000
STOCKHOLDERS' (DEFICIT):
Preferred stock - No par value; authorized 10,000,000
shares; issued and outstanding, none	-0-	-0-
Common stock - $.10 par value; auth. 50,000,000 shs;
issued and outstanding, 3,655,266 shs	366,000	366,000
Additional paid-in capital	15,578,000	15,578,000
Accumulated (deficit)	(14,533,000)	(14,817,000)
Accumulated other comprehensive (loss)	(1,979,000)	(1,979,000)
TOTAL STOCKHOLDERS’ (DEFICIT)	(568,000)	(852,000)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$26,013,000	$24,380,000

The accompanying notes are an integral part of these statements.

CHAMPION PARTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS (CONDENSED)

FOR THE PERIODS ENDED

(Unaudited)

	Three Months March 30, 2003	Three Months March 31, 2002
Net Sales	$6,196,000	$6,840,000
Costs and Expenses:
Cost of products sold	5,159,000	6,011,000
Selling, distribution & administrative	647,000	642,000
Relocation and restructuring costs	-0-	334,000
Total costs and expenses	5,806,000	6,987,000
Operating income/(loss)	390,000	(147,000)
Non-operating (income)/expense:
Interest expense	121,000	134,000
Other non-operating (income)	(15,000)	(20,000)
Total non-operating (income)/expense	106,000	114,000
Net income/(loss) before income taxes	284,000	(261,000)
Income taxes	-0-	2,000
Net income/(loss)	$ 284,000	$ (263,000)

Weighted Average Common Shares Outstanding at March 30, 2003:
Basic	3,655,266	3,655,266
Diluted	3,655,266	3,655,266
Earnings Per Common Share - Basic:
Net income/(loss) per common share - basic	$ 0.08	$ (0.07)
Earnings Per Common Share - Diluted:
Net income/(loss) per common share - diluted	$ 0.08	$ (0.07)

The accompanying notes are an integral part of these statements

CHAMPION PARTS, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT)

 (Unaudited)

	Common Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated (Deficit)	Accumulated Comprehensive Income/(Loss)

BALANCE – December 31, 2002	3,655,266	$ 366,000	$15,578,000	($14,817,000)	$(1,979,000)
Net Income	-0-	-0-	-0-	284,000	-0-
BALANCE – March 30, 2003	3,655,266	$ 366,000	$15,578,000	($14,533,000)	$(1,979,000)

The accompanying notes are an integral part of these statements

CHAMPION PARTS, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME/(LOSS)

(Unaudited)

	Three Months March 30, 2003	Three Months March 31, 2002

Net income/(loss) and other comprehensive income/(loss)	$ 284,000	$ (263,000)

The accompanying notes are an integral part of these statements.

CHAMPION PARTS, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	Three Months March 30, 2003	Three Months March 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income/(loss)	$ 284,000	$ (263,000)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	109,000	127,000
Provision for inventory write-offs	125,000	50,000
Provision for doubtful accounts	37,000	70,000
Changes in assets and liabilities:
Accounts receivable - gross	(1,556,000)	(1,108,000)
Other accounts receivable	23,000	137,000
Inventories - gross	(305,000)	(118,000)
Accounts payable	747,000	785,000
Accrued liabilities and other	(222,000)	274,000
NET CASH USED IN OPERATING ACTIVITIES	(758,000)	(46,000)

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(165,000)	(17,000)
NET CASH USED IN INVESTING ACTIVITIES	(165,000)	(17,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under revolving loan agreement	974,000	449,000
(Payments) on term note obligations	(116,000)	(116,000)
(Payments) under long-term subordinate debt obligations	(48,000)	(48,000)
(Payments) under long-term acquisition note obligation	(83,000)	(83,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	727,000	202,000
NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(196,000)	139,000

CASH AND CASH EQUIVALENTS - Beginning of period	246,000	139,000

CASH AND CASH EQUIVALENTS - End of period	$ 50,000	$ 278,000

Supplemental disclosures of cash flow information
Cash paid during the quarter:
Income taxes	$ -0-	$ 2,000
Interest	115,000	133,000

The accompanying notes are an integral part of these statements.

CHAMPION PARTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

_________________________________________________________________

Note 1.

The accompanying financial statements for the three months ending March 30, 2003 and March 31, 2002 have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  The condensed consolidated financial statements and these notes should be read in conjunction with the consolidated financial statements and footnotes of the Company included in the Company's Annual Report submitted on Form 10-K for the year ended December 31, 2002.

The consolidated balance sheet at December 31, 2002 has been derived from the audited financial statements at that date.

Certain amounts relating to March 31, 2002 have been reclassified to conform to the current year's presentation.

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

Note 2.

The information furnished herein reflects all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period.  Results of operations for the three months ending March 30, 2003 are not necessarily indicative of results to be expected for the entire year.

Note 3.

Inventories are valued at the lower of cost (first-in, first-out method) or market.  A summary of the gross inventories and reserves follows:

	March 30, 2003	December 31, 2002
Gross Inventories:
Raw materials	$ 9,261,000	$ 8,694,000
Work-in-process	4,039,000	4,043,000
Finished goods	3,678,000	3,936,000
Total Inventories, gross	$ 16,978,000	$ 16,673,000
Inventory Reserves:
Core devaluation reserve	$ (2,873,000)	$ (2,834,000)
Obsolescence reserve	(3,097,000)	(3,068,000)
Valuation reserves	(612,000)	(555,000)
Total inventory reserves	$ (6,582,000)	$ (6,457,000)
Total Inventories, net	$ 10,396,000	$ 10,216,000

Included in raw materials inventories were net cores of $5.0 million (March 30, 2003) and

$4.6 million (December 31, 2002).

NOTES (Continued):

Note 4.

For reporting purposes, product and core returns are offset against gross sales in arriving at net sales.  Total returns for the three months ended March 30, 2003 were $1,735,000 compared to $2,037,000 at March 31, 2002.

Note 5.

Long-lived Assets - The Company reviews the carrying values of its long-lived assets and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable.  Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less cost to sell.  As of March 30, 2003 there has been no impairment of long lived-assets.

Note 6.

Assets Held for Sale - Represent the land, buildings and building improvements for the Beech Creek, Pennsylvania facility that ceased operation on March 15, 2002.  The carrying values of these assets were reviewed by Management for possible impairment and whether the carrying value would be recoverable.  The assets are valued at the lower of cost or market.  As of March 30, 2003 there has been no impairment of assets held for sale.

Note 7.

There was no  income tax expense attributable to operations for the three months ended March 30, 2003.  The income tax expense attributable to operations for the three months ended March 31, 2002, differed from the amounts computed by applying the federal income tax rate of 34% principally as a result of tax benefits recognized related to the carry forward of net operating losses.

Note 8.

The Company entered into a three-year credit facility, on February 8, 2001, with Congress Financial Corporation (Southern), a subsidiary of First Union Bank, which replaced the Bank of America facility in effect at that time.  Maximum credit available under the Congress facility is $14,000,000, with available letter of credit accommodations of $1,750,000, and two term loans totaling $2,913,000 on fixed assets and real properties.  Interest rates on the new facility are for revolving debt, lender prime (5% at March 30, 2003) plus 3/4%, for term debt, lender prime plus 1%, and for letters of credit 2% per annum on the daily outstanding balance.

The Company is in compliance with the tangible net worth covenant contained in the loan agreement.

The carrying amount of long-term debt (excluding the subordinated debt) approximates fair market value because the interest rates on substantially all the debt fluctuate based on changes in market rates.

The  current maturities balances of  term and revolver debt at March 30, 2003, reflect the entire balances due Congress Financial Corporation at the expiration of the three year facility on February 8, 2004.  The Company fully expects renewal of the facility and is currently pursuing it with its lender.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

      CONDITION AND RESULTS OF OPERATIONS

OVERVIEW OF RECENT EVENTS

FACILITY CLOSING

During 2001, the Company adopted a plan to consolidate the operations of its two primary manufacturing facilities into its Hope Arkansas facility.  This plan was formally announced on January 10, 2002. The consolidation of these facilities eliminated having to operate two plants significantly under capacity, and allowed the Company to reduce costs and improve operating efficiencies.  The Pennsylvania facility ceased operation as of March 15, 2002.

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

The Company incurred through December 31, 2002, expenses totaling $582,000 for inventory and equipment relocation, severance and other restructuring costs, which could not be accrued in 2001, as they did not qualify as “exit costs”.  Expenses for relocation totaled $334,000 in the first quarter of 2002.  Management expects that the relocation charges will eventually be more than offset by cost and efficiency savings resulting from the consolidation. Realization of efficiency savings began to be manifested in the operating results during the last half of 2002 and have continued through the first quarter of 2003.  The entire relocation plan was completed by December 31, 2002.

RESULTS OF OPERATIONS

Three months ended March 30, 2003 compared to three months ended March 31, 2002

Net sales for the first quarter ending March 30, 2003, were $6,196,000, $644,000 or 9.4%, lower than net sales of $6,840,000 for the same period in 2002.  The decrease in net sales compared to first quarter 2002 reflects the continuing decline of carburetor net sales combined with soft demand in traditional markets of heavy duty, agricultural and domestic automotive product lines.  Partially offsetting these declines in net sales was the significant increase in the air conditioning compressor and marine product lines in comparison to first quarter 2002. Total product and core returns, which are accounted for as reductions to gross rebuilding sales, were 21.5% and 22.7% of gross sales in the first quarter of 2003 and 2002, respectively. The lower percentage of returns in 2003 reflects the impact of lower returns associated with air conditioning products.

For the first quarter of 2003 and 2002, respectively, carburetor net sales were 49.8% and 54.2% of total net sales. Although new vehicles sold in the United States and Canada are no longer equipped with carburetors, the Company continues to sell replacement units for older vehicles which predominately use carburetors. The Company expects that carburetor sales will continue to exhibit a steady decline in future periods.  In addition, carburetor margins may be negatively impacted in the future as customers accelerate product returns during periods of declining demand.

Cost of products sold were $5,159,000, or 83.3%, of net sales in the first quarter as compared to $6,011,000, or 87.9%, for the first quarter of 2002.  The decrease versus 2002 was $852,000 of which $566,000 is accounted for by lower cost of products sold as a result of the net sales decrease. The balance of the cost of products sold reduction versus 2002 reflects manufacturing cost improvements in materials, labor and overhead costs at the Hope facility realized by consolidating the Arkansas and Pennsylvania plants.

RESULTS OF OPERATIONS (Continued)

Selling, distribution and administrative expenses for the first quarter 2003 were $647,000, compared to $642,000 in the first quarter of 2002.  The $5,000 spending increase can largely be attributed to slightly higher freight-in costs for returned product and cores to the Arkansas facility.  All other selling and administrative costs were lower versus 2002.

Relocation expense for moving inventory and equipment, severance and other restructuring costs included in the quarter ending March 31, 2002, amounted to $334,000.

Operating income was $390,000 for the first quarter compared to an operating loss of $147,000 for the same period in 2002. The $537,000 operating income gain over 2002 is partially accounted for by last year’s results reflecting a $334,000 negative impact to operating income due to the plant relocation spending. The balance of the improvement over 2002 can be attributed to the lower cost of products sold discussed in the preceding analysis resulting from favorable manufacturing costs and lower sales volume.

Non-operating expense was $106,000 for the quarter versus $114,000 recorded for the first quarter of 2002. Accounting for the decrease in non-operating expense was lower interest costs, down $13,000 from 2002, due to lower loan interest rates.

Net income was $284,000 for the first quarter versus a net loss of $263,000 for the same period in 2002. Primarily accounting for this $547,000 net income increase over last year was the impact in 2002 of $334,000 of relocation costs, also accounting for the net income gain was the significant improvement in operating profit for reasons discussed earlier.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's financial statements reflect the selection and application of accounting policies that require management to make significant estimates and assumptions. We believe that the following points are some of the more critical judgment areas in the application of our accounting policies that currently affect our financial condition and results of operations.

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

Deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.  At March 30, 2003, the Company’s deferred tax asset consisted principally of net inventory reserves and net operating loss carryforwards.  The Company’s deferred tax asset has been reduced by a valuation allowance to the extent such benefits are not expected to be fully utilized.

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

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

Net working capital at March 30, 2003 was $(2,499,000) compared to $5,835,000 at December 31, 2002 and $7,506,000 at March 31, 2002.  The $8,334,000 decrease in working capital over the 2002 year-end is principally a result of moving the long-term debt balances for term notes and the revolver debt to current maturities to reflect the expiration of the loan facility with Congress Financial Corporation on February 8, 2004.  This explanation together with the $1,468,000 year-end pension accrual adjustment accounts for the $10,005,000 decrease in working when compared to March 31, 2002 balance.

Net trade accounts receivable at March 30, 2003 were $10,626,000 or $1,519,000 higher versus the year-end 2002 balance of $9,107,000, primarily as a result of the substantial level of shipping at the end of March and aging differences versus the year-end balances.   Compared to the March 31, 2002 balance of $8,612,000, net trade receivables increased $2,014,000 reflecting significant aging differences versus the 2002 balances.

Net inventories of $10,396,000 at March 30, 2003, were $180,000 higher as compared to year-end fiscal 2002 balance of $10,216,000.  The inventory increase reflects higher raw materials and work-in-process balances partially off-set by lower finished goods inventories.  Net inventories decreased $402,000 versus the March 31, 2002 balance of $10,798,000 primarily as a result of the reductions in work-in-process and finished goods inventories due to lower shipping levels in the first quarter 2003 versus the first quarter of 2002.

Accounts payable at the end of the first quarter of 2003 were $747,000 higher than the balance at year-end 2002, and they were $1,133,000 higher than March 31, 2002.  The increase over both periods principally reflects the higher raw materials spending necessary to support recent production activity.

Accrued expenses at the end of the first quarter of 2003 were $125,000 below the fiscal year-end 2002 balance due to a decrease in the sales credit accrual reflecting an increase in customer credits issued during the quarter. Compared to March 31, 2002, accrued expenses were up $978,000 primarily resulting from the year-end 2002 pension accrual adjustment of $1,468,000 for the Company’s four pension plans.

Debt

The Company entered into a new credit facility with Congress Financial Corporation (Southern), a subsidiary of First Union Bank, on February 8, 2001. Maximum credit available under this loan facility is $14,000,000, including available letter of credit accommodations of $1,750,000, and term loans totaling $2,913,000 on fixed assets and real properties.  Interest rates on the new facility are for revolving debt, bank prime (5% at March 30, 2003) plus 3/4%, for term debt, bank prime plus 1%, and for letters of credit 2% per annum on the daily outstanding balance.

At March 30, 2003 the balance outstanding on the Company’s loan facility was $9,824,000 and letter of credit accommodations were $150,000.  This compares to a loan balance at December 31, 2002 of $8,966,000 and letter of credit accommodations of $150,000.  Outstanding loan balances at March 31, 2002 were $9,905,000 plus letter of credit accommodations of $150,000.

The  current maturities balances of  term and revolver debt at March 30, 2003, reflect the entire balances due Congress Financial Corporation at the expiration of the three year facility on February 8, 2004.  The Company fully expects renewal of the facility and is currently pursuing it with its lender.

SEASONALITY

The Company's business is slightly seasonal in nature, primarily as a result of the impact of weather conditions and the agricultural cycle on the demand for certain automotive and agricultural replacement parts.  Historically, the Company's sales and profits were generally highest in the first quarter trending down through the summer months.  With the addition of the air conditioning compressor lines, operating results in the second quarter are substantially higher reflecting the seasonality of these product lines.

FUTURE OUTLOOK

The Company announced on January 10, 2002, that it would close the Beech Creek, Pennsylvania plant facility and consolidate manufacturing operations into its Hope, Arkansas facility. Operations ceased at the Pennsylvania facility on March 15, 2002 and all of the inventory and capital equipment has been transferred to the Hope facility as of December 31, 2002.

The closing of the Pennsylvania facility eliminates having to operate two plants significantly under capacity, and has allowed the Company to reduce costs and improve operating efficiencies. In future months, additional benefits may be derived from the sale of the manufacturing facility and excess capital equipment.

Growth in revenue and operating profit from the sales of air conditioning compressors in the Company's recently acquired B & T Rebuilders Division, have exceeded that of the declining carburetor product line during the past year. Management is pursuing other new products and markets for existing products. This includes internal new product development as well as acquisition opportunities. The Company’s $14 million credit facility with Congress Financial Corporation is expected to provide the capital to accommodate growth and acquisitions.

FACTORS WHICH MAY AFFECT FUTURE RESULTS

This quarterly report contains forward-looking statements that are subject to risks and uncertainties, including but not limited to the statements under "Future Outlook" and to the following:

The competitive environment has caused and is continuing to cause change in the distribution channels between volume retailers' and traditional warehouse/distributors.  The Company has diversified its customer base and currently serves all major segments, including large volume automotive retailers, original equipment manufacturers of automotive equipment, and automotive warehouse distributors. The decline in carburetor product sales over the longer term could impact future results.  The Company expects the growth in air conditioning products sales to partially offset this impact. There is no assurance that the sales increases in air conditioning products will exceed the decreases in carburetor sales.

The Company’s six largest customers accounted for a total of 92.8% of the Company’s sales in the three months ending March 30, 2003, with the four largest customers aggregating 84.1% of the total.  A significant reduction in the level of sales or the loss of a large customer could have a materially adverse impact on the Company’s financial condition and results of operations.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has a credit facility, which bears interest at various rates that are based on the bank prime rate Interest on $9,824,000, or 80.3%, of the Company's debt was variable based on the lender’s prime rate.  Consequently, a general increase of 1% in the lender’s prime rate would result in additional interest cost of approximately $98,000 if the same debt level and structure were to be maintained.

ITEM 4.    CONTROLS AND PROCEDURES

The Company maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. The Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. No significant changes were made to internal controls or other factors that could significantly affect these controls subsequent to the date of the evaluation.

PART II.     OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Lawson Street, City of Industry, California Cleanup Proceedings,  Puente Valley, California Superfund Proceeding and Double Eagle Superfund Proceeding.

See Registrant’s Annual Report on Form 10-K, December 31, 2002, Environmental Section, pages 8 through 10, for latest background of these proceedings.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits

1.

Exhibit 99.1 – CEO Section 906 Certification

2.

Exhibit 99.2 – CFO Section 906 Certification

(a)

Reports on Form 8-K

The Company filed a Current Report on Form 8-K on April 2, 2003. The Form 8-K reported that in accordance with “Item 9.  Regulation FD Disclosure”, on March 31, 2003, Champion Parts, Inc. issued a press release announcing earnings for the Fiscal Year ended December 31, 2002 and for the fourth quarter of 2002.  The Company’s Form 10-K was filed with the Securities and Exchange Commission on March 28, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHAMPION PARTS, INC.

(Registrant)

Date:   May 13, 2003

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

Date:  May 13, 2003

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

Date: May 13, 2003

    By: /s/ Richard W. Simmons

        Richard W. Simmons

        Chief Financial Officer