Form 10-Q
period 2003-06-29
CHAMPION PARTS INC
filed 2003-08-13
CIK 19161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2003

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

                                  Class                                                     Outstanding as of June 29, 2003

               Common Shares - $0.10 Par Value                                          3,655,266

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes  [  ]   No [X]

#

Champion Parts, Inc.

Form 10-Q

Cross Reference Index

PART I	FINANCIAL INFORMATION	PAGE

ITEM 1.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
	Balance Sheet - Assets	3
	Balance Sheet - Liabilities & Stockholders' Equity/(Deficit)	4
	Statement of Income	5
	Statement of Stockholders' Equity/(Deficit)	6
	Statement of Comprehensive Income	7
	Statement of Cash Flows	8
	Notes to Financial Statements	9-10

ITEM 2.	MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS
	Results of Operations
	Three Months Ended June 29, 2003	11
	Six Months Ended June 29, 2003	12
	Critical Accounting Policies and Estimates	13
	Recent Accounting Pronouncements	13-14
	Liquidity and Capital Resources
	Working Capital	14-15
	Debt	15
	Seasonality	15
	Future Outlook	15
	Factors Which May Affect Future Results	16

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	16

ITEM 4.	CONTROLS AND PROCEDURES	16

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	17

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	17

	SIGNATURE PAGE	18

EXHIBITS 31.1 31.2	SECTION 302 OFFICERS CERTIFICATIONS	19-20
32.1 32.2	SECTION 906 CERTIFICATIONS	21-22

#

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CHAMPION PARTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 29, 2003 (Unaudited)	December 31, 2002 (Audited)
ASSETS
CURRENT ASSETS:
Cash	$ 187,000	$ 246,000
Accounts receivable, less allowance for uncollectibles of $756,000 and $655,000 in 2003 and 2002, respectively	8,704,000	9,107,000
Other receivables	38,000	85,000
Inventories, net of reserves	10,004,000	10,216,000
Prepaid expenses and other assets	642,000	531,000
Deferred income tax asset	56,000	56,000
TOTAL CURRENT ASSETS	19,631,000	20,241,000

PROPERTY, PLANT AND EQUIPMENT:
Land	70,000	70,000
Buildings	4,420,000	4,417,000
Machinery and equipment	14,136,000	13,855,000
Gross property, plant & equipment	18,626,000	18,342,000
Less: Accumulated depreciation	16,187,000	15,973,000
NET PROPERTY, PLANT & EQUIPMENT	2,439,000	2,369,000

ASSETS HELD FOR SALE	1,487,000	1,475,000

OTHER ASSETS	295,000	295,000

TOTAL ASSETS	$23,852,000	$24,380,000

The accompanying notes are an integral part of these statements.

#

CHAMPION PARTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES & STOCKHOLDERS’ EQUITY/(DEFICIT)	June 29, 2003 (Unaudited)	December 31, 2002 (Audited)
CURRENT LIABILITIES:
Accounts payable	$7,995,000	$8,016,000
Accrued expenses:
Salaries, wages and employee benefits	435,000	375,000
Other accrued expenses	4,714,000	5,155,000
Taxes other than income	158,000	122,000
Current maturities of long-term debt:
Current maturities – revolver debt	6,253,000	-0-
Current maturities – term notes	1,833,000	463,000
Current maturities – subordinated debt	192,000	192,000
Current maturities – acquisition note	-0-	83,000
Total current maturities of long-term debt	8,278,000	738,000
TOTAL CURRENT LIABILITIES	21,580,000	14,406,000

DEFERRED INCOME TAXES	56,000	56,000

LONG-TERM DEBT:
Long-term notes payable – revolver debt	-0-	6,901,000
Long-term notes payable – term notes	-0-	1,602,000
Long-term notes payable – subordinated debt	1,921,000	2,017,000
Long-term notes payable – City of Hope, Arkansas note	250,000	250,000
TOTAL LONG-TERM DEBT	2,171,000	10,770,000

STOCKHOLDERS' EQUITY/(DEFICIT):
Preferred stock - No par value; authorized 10,000,000
shares; issued and outstanding, none	-0-	-0-
Common stock - $.10 par value; auth. 50,000,000 shs;
issued and outstanding, 3,655,266 shs	366,000	366,000
Additional paid-in capital	15,578,000	15,578,000
Accumulated (deficit)	(13,920,000)	(14,817,000)
Accumulated other comprehensive (loss)	(1,979,000)	(1,979,000)
TOTAL STOCKHOLDERS’ EQUITY/(DEFICIT)	45,000	(852,000)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY/(DEFICIT)	$23,852,000	$24,380,000

The accompanying notes are an integral part of these statements.

#

CHAMPION PARTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (CONDENSED)

FOR THE PERIODS ENDED

(Unaudited)

	Six Months June 29, 2003	Six Months June 30, 2002	Three Months June 29, 2003	Three Months June 30, 2002
Net Sales	$13,169,000	$13,996,000	$6,973,000	$7,156,000
Costs and Expenses:
Cost of products sold	10,704,000	11,673,000	5,545,000	5,738,000
Selling, distribution & administrative	1,353,000	1,552,000	706,000	835,000
Relocation and restructuring costs	0	399,000	0	64,000
Total costs and expenses	12,057,000	13,624,000	6,251,000	6,637,000

Operating income	1,112,000	372,000	722,000	519,000

Non-operating (income)/expense:
Interest expense	243,000	282,000	122,000	149,000
Other non-operating (income)	(28,000)	(28,000)	(13,000)	(9,000)
Total non-operating expense	215,000	254,000	109,000	140,000

Net income before income taxes	897,000	118,000	613,000	379,000

Income taxes	0	4,000	0	2,000

Net income	$ 897,000	$ 114,000	$ 613,000	$ 377,000

Weighted Average Common Shares Outstanding at June 29, 2003:
Basic	3,655,266	3,655,266	3,655,266	3,655,266
Diluted	3,655,266	3,655,975	3,655,266	3,655,266
Earnings Per Common Share - Basic:
Net income per common share - basic	$ 0.25	$ 0.03	$ 0.17	$ 0.10
Earnings Per Common Share - Diluted:
Net income per common share - diluted	$ 0.25	$ 0.03	$ 0.17	$ 0.10

The accompanying notes are an integral part of these statements

#

CHAMPION PARTS, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY/(DEFICIT)

 (Unaudited)

	Common Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated (Deficit)	Accumulated Comprehensive Income/(Loss)

BALANCE – December 31, 2002	3,655,266	$ 366,000	$15,578,000	($14,817,000)	$(1,979,000)
Net Income	-0-	-0-	-0-	897,000	-0-
BALANCE – June 29, 2003	3,655,266	$ 366,000	$15,578,000	($13,920,000)	$(1,979,000)

The accompanying notes are an integral part of these statements

#

CHAMPION PARTS, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	Six Months June 29, 2003	Six Months June 30, 2002	Three Months June 29, 2003	Three Months June 30, 2002

Net income & other comprehensive income	$ 897,000	114,000	$ 613,000	$ 377,000

The accompanying notes are an integral part of these statements.

#

CHAMPION PARTS, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	Six Months June 29, 2003	Six Months June 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 897,000	$ 114,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	214,000	261,000
Provision for inventory write-offs	257,000	235,000
Provision for doubtful accounts	101,000	156,000
Changes in assets and liabilities:
Accounts receivable - gross	302,000	(2,216,000)
Other accounts receivable	47,000	154,000
Inventories - gross	(45,000)	836,000
Accounts payable	(21,000)	618,000
Accrued liabilities and other	(468,000)	17,000
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,284,000	175,000
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(284,000)	(32,000)
NET CASH USED IN INVESTING ACTIVITIES	(284,000)	(32,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments)/borrowings under revolving loan agreement	(648,000)	386,000
(Payments) on term note obligations	(232,000)	(232,000)
(Payments) under long-term subordinate debt obligations	(96,000)	(96,000)
(Payments) under long-term acquisition note obligation	(83,000)	(167,000)
NET CASH USED IN FINANCING ACTIVITIES	(1,059,000)	(109,000)
NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(59,000)	34,000
CASH AND CASH EQUIVALENTS - Beginning of period	246,000	139,000
CASH AND CASH EQUIVALENTS - End of period	$ 187,000	$ 173,000
Supplemental disclosures of cash flow information
Cash paid during the six months ending 6/29/2003:
Income taxes	$ -0-	$ 4,000
Interest	243,000	284,000

The accompanying notes are an integral part of these statements.

#

CHAMPION PARTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

_________________________________________________________________

Note 1.

The accompanying financial statements for the three and six months ended June 29, 2003 and June 30, 2002 have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  The condensed consolidated financial statements and these notes should be read in conjunction with the consolidated financial statements and footnotes of the Company included in the Company's Annual Report submitted on Form 10-K for the year ended December 31, 2002.

The consolidated balance sheet at December 31, 2002 has been derived from the audited financial statements at that date.

Certain amounts relating to June 30, 2002 have been reclassified to conform to the current year's presentation.

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

Note 2.

The information furnished herein reflects all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period.  Results of operations for the three and six months ended June 29, 2003 are not necessarily indicative of results to be expected for the entire year.

Note 3.

Inventories are valued at the lower of cost (first-in, first-out method) or market.  A summary of the gross inventories and reserves follows:

	June 29, 2003	December 31, 2002
Gross Inventories:
* Raw materials	$ 9,233,000	$ 8,694,000
Work-in-process	4,172,000	4,043,000
Finished goods	3,313,000	3,936,000
Total Inventories, gross	$ 16,718,000	$ 16,673,000
Inventory Reserves:
Core devaluation reserve	$ (2,935,000)	$ (2,834,000)
Obsolescence reserves	(3,248,000)	(3,068,000)
Valuation reserves	(531,000)	(555,000)
Total Inventory reserves	$ (6,714,000)	$ (6,457,000)

Total Inventories, net	$ 10,004,000	$ 10,216,000

* Included in raw materials inventories were gross cores of $6.9 million

   (June 29, 2003) and $6.5 million (December 31, 2002).

#

NOTES (Continued):

Note 4.

For reporting purposes, product and core returns are offset against gross sales in arriving at net sales.  For the three months ended June 29, 2003, total returns were $1,682,000 compared to $1,157,000 at June 30, 2002  Total returns for the six months ended June 29, 2003 were $3,417,000 compared to $3,195,000 at June 30, 2002.

Note 5.

Long-lived Assets - The Company reviews the carrying values of its long-lived assets and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable.  Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less cost to sell.  As of June 29, 2003 there has been no impairment of long lived-assets.

Note 6.

Assets Held for Sale - Represent the land, buildings and building improvements for the Beech Creek, Pennsylvania facility that ceased operation on March 15, 2002.  The carrying values of these assets were reviewed by Management for possible impairment and whether the carrying value would be recoverable.  The assets are valued at the lower of cost or market.  As of June 29, 2003 there has been no impairment of assets held for sale.

Note 7.

There was no  income tax expense attributable to operations for the three and  six months ended June 29, 2003.  The income tax expense attributable to operations for the three and six months ended June 30, 2002, differed from the amounts computed by applying the federal income tax rate of 34% principally as a result of tax benefits recognized related to the carry forward of net operating losses.

Note 8.

The Company entered into a three-year credit facility, on February 8, 2001, with Congress Financial Corporation (Southern), a subsidiary of Wachovia Bank.  Maximum credit available under the Congress facility is $14,000,000, with available letter of credit accommodations of $1,750,000, and two term loans totaling $2,913,000 on fixed assets and real properties.  Interest rates on the facility are for revolving debt, lender prime (4.25% at June 29, 2003) plus 3/4%, for term debt, lender prime plus 1%, and for letters of credit 2% per annum on the daily outstanding balance.

The Company is in compliance with the tangible net worth covenant contained in the loan agreement.

The carrying amount of long-term debt (excluding the subordinated debt) approximates fair market value because the interest rates on substantially all the debt fluctuate based on changes in market rates.

The  current maturities balances of  term and revolver debt at June 29, 2003, reflect the entire balances due Congress Financial Corporation at the expiration of the three year facility on February 8, 2004.  The Company is currently pursuing renewal of the facility with its lender.

#

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three months ended June 29, 2003 compared to three months ended June 30, 2002

Net sales for the second quarter ending June 29, 2003, were $6,973,000, $183,000 or 2.6%, lower than net sales of $7,156,000 for the same period in 2002.  The decrease in net sales compared to second quarter 2002 reflects the continuing decline of carburetor net sales combined with soft demand in traditional markets of heavy duty, agricultural and domestic automotive product lines.  Partially offsetting these declines in net sales was the significant increase in the air conditioning compressor and marine product lines in comparison to second quarter 2002. Total product and core returns, which are accounted for as reductions to gross rebuilding sales, were 19.1% and 13.7% of gross sales in the second quarter of 2003 and 2002, respectively. The higher percentage of returns in 2003 reflects the impact of higher returns associated with carburetors.

For the second quarter of 2003 and 2002, respectively, carburetor net sales were 45.8% and 52.4% of total net sales. Although new vehicles sold in the United States and Canada are no longer equipped with carburetors, the Company continues to sell replacement units for older vehicles which predominately use carburetors. The Company expects that carburetor sales will continue to exhibit a steady decline in future periods.  In addition, carburetor margins may be negatively impacted in the future as customers accelerate product returns during periods of declining demand.

Cost of products sold were $5,545,000, or 79.5%, of net sales in the second quarter as compared to $5,738,000, or 80.2%, for the second quarter of 2002.  The decrease versus 2002 was $193,000 (3.4%) of which $150,000 is accounted for by lower cost of products sold as a result of the net sales decrease. The balance of the cost of products sold reduction versus 2002 reflects manufacturing cost improvements in materials, labor and overhead costs at the Hope facility realized from consolidating the Arkansas and Pennsylvania plants.  Offsetting a portion of this cost decrease were higher manufacturing costs at the B & T facility reflecting increased sales and production activity.

Selling, distribution and administrative expenses for the second quarter 2003 were $706,000, compared to $835,000 in the second quarter of 2002.  The $129,000 spending decrease can largely be attributed to significantly lower distribution and administrative costs.  The distribution cost reduction reflects lower freight-out on shipments, while the reduction in administrative spending is due to the overhead savings being realized by the plant consolidation.

Net relocation expense for moving inventory and equipment, severance and other restructuring costs included in the quarter ending June 30, 2002, amounted to $64,000.

Operating income for the second quarter was $722,000 compared to $519,000, a $203,000 (39.1%) increase over the same period in 2002. The operating income increase over 2002 is partially accounted for by last year’s results reflecting a $64,000 negative impact to operating income due to the plant relocation spending. The balance of the improvement over 2002 can be attributed to the lower cost of products sold and operating costs discussed in the preceding analysis.

Non-operating expense was $109,000 for the quarter versus $140,000 recorded for the second quarter of 2002. The decrease in non-operating expense reflects lower interest costs, down $27,000 from 2002, due to lower bank prime interest rates combined with lower revolver and term loan balances versus 2002.

Net income for the second quarter was $613,000 versus $377,000 for the same period in 2002. Primarily accounting for the $236,000 net income increase over last year was the impact in 2002 of $64,000 of net relocation costs, and the significant improvement in operating profit for reasons discussed earlier.

#

Six months ended June 29, 2003 compared to six months ended June 30, 2002

Net sales for the six months ending June 29, 2003 were $13,169,000 versus net sales of $13,996,000 for the same period in 2002.  The $827,000 or 5.9%, decrease in net sales compared to 2002 reflects the continuing decline of carburetor net sales combined with lower demand in traditional markets of heavy duty, agricultural and domestic automotive product lines.  Partially offsetting these declines in net sales were significant increases in the sales of air conditioning compressor and marine product lines. Total product and core returns, which are accounted for as reductions to gross rebuilding sales, were 20.3% and 18.3% of gross sales in the first half of 2003 and 2002, respectively. The higher percentage of returns in 2003 reflects the impact of increased returns of carburetor cores.

For the first half of 2003 and 2002, respectively, carburetor net sales were 47.6% and 53.3% of total net sales. Even though new vehicles sold in the United States and Canada are no longer equipped with carburetors, the Company continues to sell replacement units for older vehicles which predominately use carburetors.  The Company expects that carburetor sales will continue to exhibit a steady decline in future periods.  In addition, carburetor margins may be negatively impacted in the future as customers accelerate product returns during periods of declining demand.

Cost of products sold were $10,704,000, or 81.3%, of net sales in the first half as compared to $11,673,000, or 83.4%, for the first half of 2002.  The $969,000 or 8.3% decrease versus 2002 is accounted in part by lower cost of products sold, down $715,000, as a result of the net sales decrease. The balance of the cost of products sold reduction versus last year reflects manufacturing cost improvements in materials, labor and overhead costs at the Hope facility realized by consolidating the Arkansas and Pennsylvania plants. Offsetting a portion of this cost decrease were higher manufacturing costs at the B & T facility reflecting increased sales and production activity.

Selling, distribution and administrative expenses for the first half of 2003 were $1,353,000, compared to $1,552,000 in 2002.  The spending decrease of $199,000 is largely attributable to significantly lower distribution, selling and administrative costs.  The distribution cost reduction reflects lower freight-out on shipments, selling costs are lower reflecting the termination of the Canadian sales representative in 2002, and the reduction in administrative spending is due to the overhead savings being realized by the plant consolidation.

Net relocation expense for moving inventory and equipment, severance and other restructuring costs included in the six months ending June 30, 2002, amounted to $399,000.

Operating income for the six months was $1,112,000 compared to operating income of $372,000 for the same period in 2002. The substantial gain in operating income of $740,000 is partially accounted for by last year’s results reflecting a $399,000 negative impact due to the plant relocation spending. The balance of the improvement over 2002 can be attributed to the lower cost of products sold and operating costs discussed in the preceding analysis.

Non-operating expense was $215,000 for the six months versus $254,000 recorded for in the same period of 2002. Primarily accounting for the decrease in non-operating expense were lower interest costs, down $39,000 from 2002, reflecting lower bank prime interest rates combined with lower revolver and term loan balances versus 2002.

Net income was $897,000 for the first half versus net income of $114,000 for the same period in 2002. Accounting for about half of the significant $783,000 net income increase over last year was the impact in 2002 of $399,000 of net relocation costs, combined the significant improvement in operating profit for reasons discussed earlier.

#

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's financial statements reflect the selection and application of accounting policies that require management to make significant estimates and assumptions. We believe that the following points are some of the more critical judgment areas in the application of accounting policies that currently affect the financial condition and results of operations.

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

Deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.  At June 29, 2003, the Company’s deferred tax asset consisted principally of net inventory reserves and net operating loss carryforwards.  The Company’s deferred tax asset has been reduced by a valuation allowance to the extent such benefits are not expected to be fully utilized.

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

SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" was issued in April 2003.  This statement amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities".  The provisions of this statement are effective for contracts entered into or modified after June, 30, 2003.  Management believes that SFAS No. 149 will have no effect on the financial position, results of operations, and cash flows of the Company.

#

SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", was issued in May 2003.  This statement requires that an issuer classify a financial instrument that is within its scope as a liability.  The provisions of this statement are effective for financial statements entered into or modified after May 31, 2003.  Management believes that SFAS No. 150 will have no effect on the financial position, results of operations, and cash flows of the Company.

FASB Interpretation No.46, "Consolidation of Variable Interest Entities", was issued in January 2003.  FIN No.46 addresses consolidation by business enterprises of certain variable interest entities.  The provisons of  FIN No.46, are effective immediately for variable interest entities created after January 31, 2003 and for variable interest entities which an enterprise obtains an interest in after that date.  The provisions are effective in the first fiscal year beginning after June 15, 2003, for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.  Management believes that FIN No.46 will have no effect on the financial position, results of operations, and cash flows of the Company.

In May 2003, the Emerging Issues Task Force (ETIF) issued ETIF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables".  Issue No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities.  The provisions are effective for revenue arrangements entered into in reporting periods beginning after June 15, 2003.  As of June 29, 2003, management believes that ETIF Issue No. 00-21 will have no effect on the financial position, results of operations, and cash flows of the Company.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

Net working capital at June 29, 2003 was $(1,949,000) compared to $5,835,000 at December 31, 2002 and $7,692,000 at June 30, 2002.  The $7,784,000 decrease in working capital over the 2002 year-end is principally a result of reflecting long-term debt balances for term notes and the revolver debt as current maturities to account for the expiration of the loan facility with Congress Financial Corporation on February 8, 2004.  This reclassification together with the $1,468,000 year-end pension accrual adjustment accounts for the $9,641,000 decrease in working capital when compared to June 30, 2002 balance.

Net trade accounts receivable at June 29, 2003 were $8,704,000, a decrease of $403,000 versus the year-end 2002 balance of $9,107,000.  The Company's accounts receivable balances have been favorably impacted in 2003 as a result of the Company has the option to sell a customer's receivables to its bank, at an agreed upon discount rate set at the time the receivables are sold. This agreement has allowed the Company to accelerate collection on receivables during the first six months of 2003.  Compared to the June 30, 2002 balance of $9,634,000, net trade receivables decreased $930,000 primarily reflecting the acceleration of collections for the reason as mentioned above.

Net inventories of $10,004,000 at June 29, 2003, were $212,000 lower as compared to the year-end fiscal 2002 balance of $10,216,000.  The decrease in inventory reflects lower finished goods inventories partially off-set by higher raw materials and work-in-process balances at the B & T operation reflecting its higher production level. Net inventories increased $345,000 versus the June 30, 2002 balance of $9,659,000 primarily as a result of the increase in core inventories reflecting slightly higher core returns in the first half of 2003 versus 2002.

Accounts payable at June 29, 2003 were $7,995,000 compared to a balance at year-end 2002 of $8,016,000, and June 30, 2002 balance of $7,463,000. The decrease versus year-end was nominal while the increase over last year principally reflects the higher raw materials spending necessary to support the  increased production activity at the B & T Division.

#

Accrued expenses at the end of the first half of 2003 were $441,000 below the fiscal year-end 2002 balance to $5,155,000 due to a decrease in the sales credit accrual reflecting an increase in customer credits issued during the six month period. Management has reviewed the sales credit accrual and believes it is adequate based on current activity levels. Compared to June 30, 2002 balance of $3,761,000, accrued expenses were up $953,000 primarily reflecting the year-end 2002 pension accrual adjustment of $1,468,000 for the Company’s four pension plans.

Debt

The Company entered into a credit facility with Congress Financial Corporation (Southern), a subsidiary of Wachovia Bank, on February 8, 2001. Maximum credit available under this loan facility is $14,000,000, including available letter of credit accommodations of $1,750,000, and term loans totaling $2,913,000 on fixed assets and real properties.  Interest rates on the facility are for revolving debt, bank prime (4.25% at June 29, 2003) plus 3/4%, for term debt, bank prime plus 1%, and for letters of credit 2% per annum on the daily outstanding balance.

At June 29, 2003 the balance outstanding on the Company’s loan facility was $8,086,000 and letter of credit accommodations were $150,000.  This compares to a loan balance at December 31, 2002 of $8,966,000 and letter of credit accommodations of $150,000.  Outstanding loan balances at June 30, 2002 were $9,727,000 plus letter of credit accommodations of $150,000.

The  current maturities balances of  term and revolver debt at June 29, 2003, reflect that the entire balances are due Congress Financial Corporation at the expiration of the three year facility on February 8, 2004.  The Company is currently pursuing renewal of the facility with its lender.

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

The closing of the Pennsylvania facility eliminated having to operate two plants significantly under capacity, and allowed the Company to reduce costs and improve operating efficiencies. In future months, additional benefits may be derived from the sale of the manufacturing facility and excess capital equipment.

Growth in revenue and operating profit from the sales of air conditioning compressors at the Company's B & T Rebuilders Division, have mitigated much of the declining carburetor product line sales during the past eighteen months. Management is pursuing other new products and markets for existing products. This includes internal new product development as well as acquisition opportunities. The Company’s $14 million credit facility with Congress Financial Corporation is expected to provide some of the capital to accommodate growth and acquisitions.

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

The Company’s six largest customers accounted for a total of 91.3% of the Company’s sales in the six months ending June 29, 2003, with the four largest customers aggregating 82.1% of the total.  For the same period in 2002, the Company’s six largest customers accounted for a total of 95.7% of the Company’s sales, with the four largest customers comprising 88.3% of the total.   A significant reduction in the level of sales or the loss of a large customer could have a materially adverse impact on the Company’s financial condition and results of operations.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has a credit facility, which bears interest at various rates that are based on the bank prime rate. Interest on $8,086,000, or 78.8%, of the Company's debt was variable based on the lender’s prime rate.  Consequently, a general increase of 1% in the lender’s prime rate would result in additional annual interest cost of approximately $81,000 if the same debt level and structure were to be maintained.

ITEM 4.    CONTROLS AND PROCEDURES

The Company's certifying officers have concluded based on their evaluation of the Company's disclosure controls and procedures that the disclosure controls and procedures as of the end of the quarter ended June 29, 2003 are effective in ensuring that material information relating to the Company, including its consolidated subsidiaries, is made known to the certifying officers by others within those entities, as appropriate to allow timely decisions regarding required disclosure, particularly during the period in which this Form 10-Q was being prepared and that information required to be disclosed by the Company in its reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. In addition, there was no change in internal control over financial reporting during the quarter ended June 29, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

#

PART II.     OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Lawson Street, City of Industry, California Cleanup Proceedings,  Puente Valley, California Superfund Proceeding and Double Eagle Superfund Proceeding.

See Registrant’s Annual Report on Form 10-K, December 31, 2002, Environmental Section, pages 8 through 10, for background on these proceedings.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits

1.

Exhibit 31.1 – CEO Section 302 Officers Certification

2.

Exhibit 31.2 – CFO Section 302 Officers Certification

3.

Exhibit 32.1 – CEO Section 906 Certification

4.

Exhibit 32.2 – CFO Section 906 Certification

(a)

Reports on Form 8-K

1.

The Company filed a Current Report on Form 8-K on May 14, 2003. The Form 8-K reported that in accordance with “Item 9.  Regulation FD Disclosure”, on June 30, 2003, Champion Parts, Inc. issued a press release announcing earnings for the Fiscal Quarter ended March 30, 2003.  The Company’s Form 10-Q was filed with the Securities and Exchange Commission on May 13, 2003.

2.

The Company filed a Current Report on Form 8-K on April 2, 2003. The Form 8-K reported that in accordance with “Item 9.  Regulation FD Disclosure”, on June 30, 2003, Champion Parts, Inc. issued a press release announcing earnings for the Fiscal Year ended December 31, 2002 and for the fourth quarter of 2002.  The Company’s Form 10-K was filed with the Securities and Exchange Commission on March 28, 2003.

#

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHAMPION PARTS, INC.

(Registrant)

Date:   August 13, 2003

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