Form 10-Q
period 2003-09-28
CHAMPION PARTS INC
filed 2003-11-13
CIK 19161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2003

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

                                  Class                                                     Outstanding as of September 28, 2003

               Common Shares - $0.10 Par Value                                          3,655,266

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes  [  ]   No [X]

#

Champion Parts, Inc.

Form 10-Q

Cross Reference Index

PART I	FINANCIAL INFORMATION	PAGE

ITEM 1.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
	Balance Sheet - Assets	3
	Balance Sheet - Liabilities & Stockholders' Equity/(Deficit)	4
	Statement of Operations	5
	Statement of Stockholders' Equity/(Deficit)	6
	Statement of Comprehensive Income	7
	Statement of Cash Flows	8
	Notes to Financial Statements	9-10

ITEM 2.	MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS
	Results of Operations
	Three Months Ended September 28, 2003	11
	Nine Months Ended September 28, 2003	12
	Critical Accounting Policies and Estimates	13
	Recent Accounting Pronouncements	13-14
	Liquidity and Capital Resources
	Working Capital	14-15
	Debt	15
	Seasonality	15
	Future Outlook	15
	Factors Which May Affect Future Results	16

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	16

ITEM 4.	CONTROLS AND PROCEDURES	16

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	17

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	17

	SIGNATURE PAGE	18
EXHIBITS 31.1 31.2	SECTION 302 OFFICERS CERTIFICATIONS	19-20
32.1 32.2	SECTION 906 CERTIFICATIONS	21-22

#

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CHAMPION PARTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 28, 2003 (Unaudited)	December 31, 2002 (Audited)
ASSETS

CURRENT ASSETS:
Cash	$ 193,000	$ 246,000

Accounts receivable, less allowance for uncollectibles of $816,000 and $655,000 in 2003 and 2002, respectively	8,944,000	9,107,000
Other receivables	53,000	85,000

Inventories, net of reserves	10,552,000	10,216,000

Prepaid expenses and other assets	634,000	531,000

Deferred income tax asset	56,000	56,000

TOTAL CURRENT ASSETS	20,432,000	20,241,000

PROPERTY, PLANT AND EQUIPMENT:
Land	70,000	70,000
Buildings	4,421,000	4,417,000
Machinery and equipment	14,202,000	13,855,000
Gross property, plant & equipment	18,693,000	18,342,000

Less: Accumulated depreciation	16,302,000	15,973,000

NET PROPERTY, PLANT & EQUIPMENT	2,391,000	2,369,000

ASSETS HELD FOR SALE	1,487,000	1,475,000

OTHER ASSETS	295,000	295,000

TOTAL ASSETS	$24,605,000	$24,380,000

The accompanying notes are an integral part of these statements.

#

CHAMPION PARTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES & STOCKHOLDERS’ EQUITY/(DEFICIT)	September 28, 2003 (Unaudited)	December 31, 2002 (Audited)
CURRENT LIABILITIES:
Accounts payable	$7,923,000	$8,016,000
Accrued expenses:
Salaries, wages and employee benefits	472,000	375,000
Other accrued expenses	4,764,000	5,155,000
Taxes other than income	113,000	122,000

Current maturities of long-term debt:
Current maturities – revolver debt	7,188,000	-0-
Current maturities – term notes	1,717,000	463,000
Current maturities – subordinated debt	121,000	192,000
Current maturities – acquisition note	-0-	83,000
Total current maturities of long-term debt	9,026,000	738,000

TOTAL CURRENT LIABILITIES	22,298,000	14,406,000

DEFERRED INCOME TAXES	56,000	56,000

LONG-TERM DEBT:
Long-term notes payable – revolver debt	-0-	6,901,000
Long-term notes payable – term notes	-0-	1,602,000
Long-term notes payable – subordinated debt	1,944,000	2,017,000
Long-term notes payable – City of Hope, Arkansas note	250,000	250,000
TOTAL LONG-TERM DEBT	2,194,000	10,770,000

STOCKHOLDERS' EQUITY/(DEFICIT):
Preferred stock - No par value; authorized 10,000,000
shares; issued and outstanding, none	-0-	-0-
Common stock - $.10 par value; auth. 50,000,000 shares;
issued and outstanding, 3,655,266 shares	366,000	366,000
Additional paid-in capital	15,578,000	15,578,000
Accumulated (deficit)	(13,908,000)	(14,817,000)
Accumulated other comprehensive (loss)	(1,979,000)	(1,979,000)
TOTAL STOCKHOLDERS’ EQUITY/(DEFICIT)	57,000	(852,000)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY/(DEFICIT)	$24,605,000	$24,380,000

The accompanying notes are an integral part of these statements.

#

CHAMPION PARTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS (CONDENSED)

FOR THE PERIODS ENDED

(Unaudited)

	Nine Months Sept. 28, 2003	Nine Months Sept. 29, 2002	Three Months Sept. 28, 2003	Three Months Sept. 29, 2002
Net Sales	$18,169,000	$19,172,000	$5,000,000	$5,176,000
Costs and Expenses:
Cost of products sold	14,903,000	16,290,000	4,198,000	4,503,000
Selling, distribution & administrative	2,052,000	2,086,000	700,000	648,000
Relocation and restructuring costs	0	404,000	0	5,000
Total costs and expenses	16,955,000	18,780,000	4,898,000	5,156,000

Operating income	1,214,000	392,000	102,000	20,000

Non-operating (income)/expense:
Interest expense	349,000	412,000	106,000	130,000
Other non-operating (income)	(44,000)	(45,000)	(16,000)	(17,000)
Total non-operating expense	305,000	367,000	90,000	113,000

Net income before income taxes	909,000	25,000	12,000	(93,000)

Income taxes	0	9,000	0	5,000

Net income	$ 909,000	$ 16,000	$ 12,000	$ (98,000)

Weighted Average Common Shares Outstanding at September 28, 2003:
Basic	3,655,266	3,655,266	3,655,266	3,655,266
Diluted	3,689,423	3,655,266	3,733,647	3,680,380

Earnings Per Common Share - Basic:
Net income per common share - basic	$ 0.25	$ 0.00	$ 0.00	$ (0.03)

Earnings Per Common Share - Diluted:
Net income per common share - diluted	$ 0.25	$ 0.00	$ 0.00	$ (0.03)

The accompanying notes are an integral part of these statements

#

CHAMPION PARTS, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY/(DEFICIT)

 (Unaudited)

	Common Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated (Deficit)	Accumulated Comprehensive Income/(Loss)

BALANCE – December 31, 2002	3,655,266	$ 366,000	$15,578,000	($14,817,000)	$(1,979,000)

Net Income	-0-	-0-	-0-	909,000	-0-

BALANCE – September 28, 2003	3,655,266	$ 366,000	$15,578,000	($13,908,000)	$(1,979,000)

The accompanying notes are an integral part of these statements

#

CHAMPION PARTS, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	Nine Months Sept. 28, 2003	Nine Months Sept. 29, 2002	Three Months Sept. 28, 2003	Three Months Sept. 29, 2002

Net income/(loss)& other comprehensive income	$ 909,000	16,000	$ 12,000	$ (98,000)

The accompanying notes are an integral part of these statements.

#

CHAMPION PARTS, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	Nine Months September 28, 2003	Nine Months September 29, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$ 909,000	$ 16,000

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	329,000	355,000
Provision for inventory write-offs	107,000	300,000
Provision for doubtful accounts	161,000	239,000
Changes in assets and liabilities:
Accounts receivable - gross	2,000	(961,000)
Other accounts receivable	32,000	207,000
Inventories - gross	(443,000)	221,000
Accounts payable	(93,000)	659,000
Accrued liabilities and other	(418,000)	114,000
NET CASH PROVIDED BY OPERATING ACTIVITIES	586,000	1,150,000

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(351,000)	(62,000)
NET CASH USED IN INVESTING ACTIVITIES	(351,000)	(62,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings/(payments) under revolving loan agreement	287,000	(414,000)
(Payments) on term note obligations	(348,000)	(347,000)
(Payments) under long-term subordinate debt obligations	(144,000)	(143,000)
(Payments) under long-term acquisition note obligation	(83,000)	(167,000)
NET CASH USED IN FINANCING ACTIVITIES	(288,000)	(1,071,000)
NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(53,000)	17,000

CASH AND CASH EQUIVALENTS - Beginning of period	246,000	139,000

CASH AND CASH EQUIVALENTS - End of period	$ 193,000	$ 156,000

Supplemental disclosures of cash flow information
Cash paid during the nine months ending 9/28/2003:
Income taxes	$ -0-	$ 9,000
Interest	352,000	418,000

The accompanying notes are an integral part of these statements.

#

CHAMPION PARTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

_________________________________________________________________

Note 1.

The accompanying financial statements for the three and nine months ended September 28, 2003 and September 29, 2002 have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  The condensed consolidated financial statements and these notes should be read in conjunction with the consolidated financial statements and footnotes of the Company included in the Company's Annual Report submitted on Form 10-K for the year ended December 31, 2002.

The consolidated balance sheet at December 31, 2002 has been derived from the audited financial statements at that date.

Certain amounts relating to September 29, 2002 have been reclassified to conform to the current year's presentation.

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

Note 2.

The information furnished herein reflects all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period.  Results of operations for the three and nine months ended September 28, 2003 are not necessarily indicative of results to be expected for the entire year.

Note 3.

Inventories are valued at the lower of cost (first-in, first-out method) or market.  A summary of the gross inventories and reserves follows:

	September 28, 2003	December 31, 2002
Gross Inventories:
* Raw materials	$ 8,931,000	$ 8,694,000
Work-in-process	3,824,000	4,043,000
Finished goods	4,361,000	3,936,000
Total Inventories, gross	$ 17,116,000	$ 16,673,000
Inventory Reserves:
Core devaluation reserve	$ (3,012,000)	$ (2,837,000)
Obsolescence reserves	(2,929,000)	(3,065,000)
Valuation reserves	(623,000)	(555,000)
Total inventory reserves	$ (6,564,000)	$ (6,457,000)
Total Inventories, net	$ 10,552,000	$ 10,216,000

* Included in raw materials inventories were gross cores of $6.6 million

   (September 28, 2003) and $6.5 million (December 31, 2002).

#

NOTES (Continued):

Note 4.

For reporting purposes, product and core returns are offset against gross sales in arriving at net sales.  For the three months ended September 28, 2003, total returns were $1,438,000 compared to $1,665,000 at September 29, 2002. Total returns for the nine months ended September 28, 2003 were $4,855,000 compared to $4,860,000 at September 29, 2002.

Note 5.

Long-lived Assets - The Company reviews the carrying values of its long-lived assets and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable.  Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less cost to sell.  As of September 28, 2003 there has been no impairment of long lived-assets.

Note 6.

Assets Held for Sale - Represent the land, buildings and building improvements for the Beech Creek, Pennsylvania facility that ceased operation on March 15, 2002.  The carrying values of these assets were reviewed by Management for possible impairment and whether the carrying value would be recoverable.  The assets are valued at the lower of cost or market.  As of September 28, 2003 there has been no impairment of assets held for sale.

Note 7.

There was no income tax expense attributable to operations for the three and nine months ended September 28, 2003,  principally as a result of tax benefits recognized related to the carry forward of net operating losses.  The income tax expense attributable to operations for the three and nine months ended September 29, 2002, differed from the amounts computed by applying the federal income tax rate of 34% principally as a result of tax benefits recognized related to the carry forward of net operating losses.

Note 8.

The Company entered into a three-year credit facility, on February 8, 2001, with Congress Financial Corporation (Southern), a subsidiary of Wachovia Bank.  Maximum credit available under the Congress facility is $14,000,000, with available letter of credit accommodations of $1,750,000, and two term loans totaling $2,913,000 on fixed assets and real properties.  Interest rates on the facility are for revolving debt, lender prime (4.25% at September 28, 2003) plus 3/4%, for term debt, lender prime plus 1%, and for letters of credit 2% per annum on the daily outstanding balance.

The Company is in compliance with the tangible net worth covenant contained in the loan agreement.

The carrying amount of long-term debt (excluding the subordinated debt) approximates fair market value because the interest rates on substantially all the debt fluctuate based on changes in market rates.

The current maturities balances of term and revolver debt at September 28, 2003, reflect moving the balances due Congress Financial Corporation to current because of the expiration of the three-year facility on February 8, 2004.  The Company is currently pursuing replacement of the existing facility with a new $17,500,000 facility with another lender.  There is no assurance that the new credit facility will be consummated.

#

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three months ended September 28, 2003 compared to three months ended September 29, 2002

Net sales for the third quarter ending September 28, 2003, were $5,000,000, $176,000 or 3.4%, lower than net sales of $5,176,000 for the same period in 2002.  Historically, the Company's sales and profits are generally highest in the first quarter trending down through the summer months reaching a low in the third quarter. The decrease in net sales 2003 compared to third quarter 2002 principallly reflects a significant decline of carburetor net sales. Partially offsetting this decline in net sales were  increases in the air conditioning compressor, CV axle and heavy duty alternator product lines in comparison to third quarter 2002. Total product and core returns, which are accounted for as reductions to gross rebuilding sales, were 21.9% and 23.9 % of gross sales in the third quarter of 2003 and 2002, respectively.

For the third quarter of 2003 and 2002, respectively, carburetor net sales were 32.0% and 51.3% of total net sales. Although new vehicles sold in the United States and Canada are no longer equipped with carburetors, the Company continues to sell replacement units for older vehicles which predominately use carburetors. The Company expects that carburetor sales will continue to exhibit a steady decline in future periods.  In addition, carburetor margins may be negatively impacted in the future as customers accelerate product returns during periods of declining demand.

Cost of products sold were $4,198,000, or 84.0%, of net sales in the third quarter as compared to $4,503,000, or 87.0%, for the third quarter of 2002.  The decrease versus 2002 was $305,000 (6.8%) of which $24,000 is accounted for by lower cost of products sold as a result of the net sales decrease and $20,000 due to the recording of property tax payments for the Pennsylvania facility in administration this year.  Most of the cost of products sold reduction versus 2002 reflects manufacturing cost improvements in materials, labor and overhead costs at the Hope facility realized from consolidating the Arkansas and Pennsylvania plants. Offsetting a portion of this cost decrease were higher manufacturing costs at the B & T facility reflecting increased sales and production activity.

Selling, distribution and administrative expenses for the third quarter 2003 were $700,000, compared to $648,000 in the third quarter of 2002, a $52,000 spending increase.  Largely accounting for the spending increase was $20,000 of property tax payments for the shutdown Pennsylvania plant being recorded in administrative costs in 2003 whereas they were reflected in manufacturing overhead in 2002.  Partially offsetting this increase were favorable distribution costs for the quarter due to the lower sales volume which resulted in lower freight-out costs on shipments.

Net relocation expense - There were no relocation expenses in the third quarter.  For the quarter ending September 29, 2002, relocation and restructuring costs amounted to $5,000.

Operating income for the third quarter was $102,000 compared to $20,000, an $82,000 increase over the same period in 2002. The operating income increase over 2002 is partially accounted for by last year’s results reflecting a $5,000 negative impact to operating income due to the plant relocation spending. Most of the improvement over 2002 reflects the lower cost of products sold discussed in the preceding analysis.

Non-operating expense was $90,000 for the quarter versus $113,000 recorded for the third quarter of 2002. The decrease in non-operating expense reflects lower interest costs, down $24,000 from 2002, due to lower bank prime interest rates combined with lower revolver and term loan balances versus 2002.

Net income for the third quarter was $12,000 versus a net loss of $98,000 for the same period in 2002. Primarily accounting for the $110,000 net income increase over last year was the significant improvement in operating profit for reasons discussed earlier.

#

Nine months ended September 28, 2003 compared to nine months ended September 29, 2002

Net sales for the nine months ending September 28, 2003 were $18,169,000 versus net sales of $19,172,000 for the same period in 2002.  The $1,003,000 or 5.2%, decrease in net sales compared to 2002 reflects the continuing decline of carburetor net sales combined with lower demand in traditional markets of heavy duty, agricultural and domestic automotive product lines.  Partially offsetting these declines in net sales were significant increases in the sales of air conditioning compressor and CV axle product lines. Total product and core returns, which are accounted for as reductions to gross rebuilding sales, were 20.7% and 19.9% of gross sales for the year-to-date nine month period of 2003 and 2002, respectively. The higher percentage of returns for the nine month period in 2003 reflects the impact of increased carburetor returns.

Carburetor net sales were 43.3% and 52.7% of total net sales, respectively,  for the nine month period of 2003 and 2002. Even though new vehicles sold are no longer equipped with carburetors in the United States and Canada, the Company continues to sell replacement units for older vehicles which predominately use carburetors.  The Company expects that trend in carburetor sales will continue to exhibit a steady decline in future periods.  In addition, carburetor margins may be negatively impacted in the future as customers accelerate product returns during periods of declining demand.

Cost of products sold were $14,903,000, or 82.0%, of net sales for the nine months as compared to $16,290,000, or 85.0%, for the same period of 2002.  The $1,387,000 or 8.5% decrease versus 2002 is accounted in part by lower cost of products sold, down $853,000, as a result of the net sales decrease.  Most of the cost of products sold reduction versus last year reflects manufacturing cost improvements in materials, labor and overhead costs at the Hope facility realized by consolidating the Arkansas and Pennsylvania plants. Offsetting a portion of this cost decrease were higher manufacturing costs at the B & T facility reflecting increased sales and production activity of air conditioning products.

Selling, distribution and administrative expenses for year-to-date 2003 were $2,052,000, compared to $2,086,000 in 2002. The spending decrease of $34,000 is largely attributable to significantly lower distribution, selling and administrative costs.  The distribution cost reduction reflects lower freight-out on shipments, selling costs are lower reflecting the reduction of the Canadian sales staff in 2002, and the lower administrative spending is due to the overhead savings being realized as a result of the plant consolidation.

Net relocation expense -There were no relocation expenses recorded through the third quarter.  For the nine months ending September 29, 2002, net relocation and restructuring costs amounted to $404,000.

Operating income for the nine months was $1,214,000 compared to operating income of $392,000 for the same period in 2002. The substantial gain in operating income of $822,000 is partially accounted for by last year’s results reflecting a $404,000 negative impact due to the plant relocation spending.  A substantial amount of the improvement over 2002 can be attributed to the lower cost of products sold and operating costs discussed in the preceding analysis.

Non-operating expense was $305,000 for the nine months versus $367,000 recorded for in the same period of 2002. Primarily accounting for the decrease in non-operating expense were lower interest costs, down $63,000 from 2002, reflecting lower bank prime interest rates combined with lower revolver and term loan balances versus 2002.

Net income was $909,000 for the year-to-date nine months versus net income of $16,000 for the same period in 2002. Accounting for about half of the $893,000 net income increase over last year was the impact in 2002 of $404,000 of net relocation costs, combined with the significant improvement in operating profit for reasons discussed earlier.

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

Preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues, and expenses and related contingent liabilities.  On an on-going basis, the Company evaluates its estimates, including those related to revenues, customer credits, inventory reserves, bad debts, income taxes, and contingencies and litigation.  The Company bases its reserve estimates on historical experience, current market and operating trends, and on various assumptions that are believed to be reasonable under current operating circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

Deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.  At September 28, 2003, the Company’s deferred tax asset consisted principally of net inventory reserves and net operating loss carryforwards.  The Company’s deferred tax asset has been reduced by a valuation allowance to the extent such benefits are not expected to be fully utilized.

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

In May 2003, the Emerging Issues Task Force (EITF) issued EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables".  Issue No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities.  The provisions are effective for revenue arrangements entered into in reporting periods beginning after June 15, 2003.  As of September 28, 2003, management believes that EITF Issue No. 00-21 will have no effect on the financial position, results of operations, and cash flows of the Company.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

Net working capital at September 28, 2003 was $(1,866,000) compared to $5,835,000 at December 31, 2002 and $6,695,000 at September 29, 2002.  The $7,701,000 decrease in working capital over the 2002 year-end is principally reflects the movement of long-term debt balances for term notes and the revolver debt to current maturities of long-term debt to account for the expiration of the loan facility with Congress Financial Corporation on February 8, 2004.  This reclassification together with the $1,468,000 year-end pension accrual adjustment accounts for the $8,561,000 decrease in working capital when compared to September 29, 2002 balance.

Net trade accounts receivable at September 28, 2003 were $8,944,000, a decrease of $163,000 versus the year-end 2002 balance of $9,107,000.  The Company's accounts receivable balances have been favorably impacted in 2003 as a result of the Company having the option to sell a customer's receivables to its bank, at an agreed upon discount rate set at the time the receivables are sold. This agreement has allowed the Company to accelerate collection on receivables during the nine months of 2003.  Compared to the September 29, 2002 balance of $8,296,000, net trade receivables decreased $648,000 primarily reflecting the acceleration of collections for the reason as mentioned above.

Net inventories of $10,552,000 at September 28, 2003, were $336,000 higher as compared to the year-end fiscal 2002 balance of $10,216,000.  The increase in inventory reflects higher finished goods and parts inventories partially off-set by lower work-in-process balances. The finished goods increase is primarily at the B & T operation reflecting their increased production level. Net inventories increased $343,000 versus the September 29, 2002 balance of $10,209,000 primarily as a result of the B & T Division increase mentioned earlier.

Accounts payable at September 28, 2003 were $7,923,000 compared to a balance at year-end 2002 of $8,016,000, and September 29, 2002 balance of $7,588,000. The decrease versus year-end slight reduction in trade payables while the increase over last year principally reflects the higher raw materials spending necessary to support the  increased production activity at the B & T Division.

#

Accrued expenses of $4,764,000 were $391,000 below the fiscal year-end 2002 balance of $5,155,000 reflecting a decrease in the sales credit accrual due an increase in customer credits issued during the nine month period. Management has reviewed the sales credit accrual and believes it is adequate based on current return activity levels. Compared to September 29, 2002 balance of $3,903,000, accrued expenses were up $861,000 primarily resulting from the year-end 2002 pension accrual adjustment of $1,468,000 for the Company’s four pension plans mitigated by the decrease in accrued sales credits mentioned above.

Debt

The Company entered into a credit facility with Congress Financial Corporation (Southern), a subsidiary of Wachovia Bank, on February 8, 2001. Maximum credit available under this loan facility is $14,000,000, including available letter of credit accommodations of $1,750,000, and term loans totaling $2,913,000 on fixed assets and real properties.  Interest rates on the facility are for revolving debt, bank prime (4.25% at September 28, 2003) plus 3/4%, for term debt, bank prime plus 1%, and for letters of credit 2% per annum on the daily outstanding balance.

At September 28, 2003 the balance outstanding on the Company’s loan facility was $8,905,000 and letter of credit accommodations were $50,000.  This compares to a loan balance at December 31, 2002 of $8,966,000 and letter of credit accommodations of $150,000.  Outstanding loan balances at September 29, 2002 were $8,812,000 plus letter of credit accommodations of $150,000.

The current maturities balances of term and revolver debt at September 28, 2003, reflect moving the balances due Congress Financial Corporation to current because of the expiration of the three-year facility on February 8, 2004. The Company is currently pursuing replacement of the existing facility with a new $17,500,000 facility with another lender. There is no assurance that the new credit facility will be consummated.

SEASONALITY

The Company's business is slightly seasonal in nature, primarily as a result of the impact of weather conditions and the agricultural cycle on the demand for certain automotive and agricultural replacement parts.  Historically, the Company's sales and profits are generally the highest in the first and second quarters trending down through the summer months.

FUTURE OUTLOOK

The Company ceased operations at their Pennsylvania facility on March 15, 2002 and majority of the inventory and capital equipment was transferred to the Hope facility or sold as of December 31, 2002. The closing of the Pennsylvania facility eliminated having to operate two plants significantly under capacity, and allowed the Company to reduce costs and improve operating efficiencies. In future months, additional benefits may be derived from the sale of the manufacturing facility.

Growth in revenue and operating profit from the sales of air conditioning compressors at the Company's B & T Rebuilders Division, has mitigated much of the declining carburetor product line sales during the past twenty-four months. Management is pursuing other new products and markets for existing products. This includes internal new product development as well as acquisition opportunities. The Company’s credit facility is expected to provide some of the capital to accommodate growth and acquisitions.

#

FACTORS WHICH MAY AFFECT FUTURE RESULTS

This quarterly report contains forward-looking statements that are subject to risks and uncertainties, including but not limited to the statements under "Future Outlook" and to the following:

The competitive environment has caused and is continuing to cause change in the distribution channels between volume retailers' and traditional warehouse/distributors.  The Company has diversified its customer base and currently serves all major segments, including large volume automotive retailers, original equipment manufacturers of automotive equipment, and automotive warehouse distributors. The decline in carburetor product sales over the longer term could impact future results.  The Company expects the growth in air conditioning product sales to partially offset this impact. There is no assurance that the sales increases in air conditioning products will exceed the decreases in carburetor sales.

The Company’s six largest customers accounted for a total of 91.1% of the Company’s sales in the nine months ending September 28, 2003, with the four largest customers aggregating 82.1% of the total.  For the same period in 2002, the Company’s six largest customers accounted for a total of 93.6% of the Company’s sales, with the four largest customers comprising 86.8% of the total.   A significant reduction in the level of sales or the loss of a large customer could have a materially adverse impact on the Company’s financial condition and results of operations.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has a credit facility, which bears interest at various rates that are based on the bank prime rate. Interest on $8,905,000, or 79.4%, of the Company's debt was variable based on the lender’s prime rate.  Consequently, a general increase of 1% in the lender’s prime rate would result in additional annual interest cost of approximately $89,000 if the same debt level and structure were to be maintained.

ITEM 4.    CONTROLS AND PROCEDURES

The Company's certifying officers have concluded based on their evaluation of the Company's disclosure controls and procedures that the disclosure controls and procedures as of the end of the quarter ended September 28, 2003 are effective in ensuring that material information relating to the Company, including its consolidated subsidiaries, is made known to the certifying officers by others within those entities, as appropriate to allow timely decisions regarding required disclosure, particularly during the period in which this Form 10-Q was being prepared and that information required to be disclosed by the Company in its reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. In addition, there was no change in internal control over financial reporting during the quarter ended September 28, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

3.

Exhibit 32.1 – CEO Section 906 Certification

4.

Exhibit 32.2 – CFO Section 906 Certification

(a)

Reports on Form 8-K

1.

The Company filed a Current Report on Form 8-K on August 15, 2003. The Form 8-K reported that in accordance with “Item 9.  Regulation FD Disclosure”, on August 15, 2003, Champion Parts, Inc. issued a press release announcing second quarter and year-to-date earnings for the Fiscal Quarter ended June 29, 2003.  The Company’s Form 10-Q was filed with the Securities and Exchange Commission on August 13, 2003.

2.

The Company filed a Current Report on Form 8-K on May 14, 2003. The Form 8-K reported that in accordance with “Item 9.  Regulation FD Disclosure”, on May 14, 2003, Champion Parts, Inc. issued a press release announcing earnings for the Fiscal Quarter ended March 30, 2003.  The Company’s Form 10-Q was filed with the Securities and Exchange Commission on May 13, 2003

3.

The Company filed a Current Report on Form 8-K on April 2, 2003. The Form 8-K reported that in accordance with “Item 9.  Regulation FD Disclosure”, on March 31, 2003, Champion Parts, Inc. issued a press release announcing earnings for the Fiscal Year ended December 31, 2002 and for the fourth quarter of 2002.  The Company’s SEC Form 10-K was filed with the Securities and Exchange Commission on March 28, 2003.

#

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHAMPION PARTS, INC.

(Registrant)

Date:   November 13, 2003

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

                                                                             President, Chief Executive Officer

                                                                        By:   /s/  Richard W. Simmons

                                                                             Richard W. Simmons

                                                                             Vice President Finance, Chief Financial Officer

                                                                             and Secretary

#

Exhibit 31.1

SECTION 302 OFFICERS CERTIFICATION

I, Jerry A. Bragiel, President and Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Champion Parts, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures, and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 13, 2003	/s/ Jerry A. Bragiel
Jerry A. Bragiel President and Chief Executive Officer

#

Exhibit 31.2

SECTION 302 OFFICERS CERTIFICATION

I, Richard W. Simmons, Vice President Finance, Chief Financial Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Champion Parts, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures, and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 13, 2003	/s/ Richard W. Simmons
Richard W. Simmons Vice President Finance, Chief Financial Officer

#

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PERSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Champion Parts, Inc., (the “Company”) on Form 10-Q for the quarter ended September 28, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Jerry A. Bragiel, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1)   The Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

(2)   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

November 13, 2003	/s/ Jerry A. Bragiel Jerry A. Bragiel President and Chief Executive Officer

A signed original of this written statement required by Section 906 has been provided to Champion Parts, Inc. and will be retained by Champion Parts, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

#

Exhibit 32.2

CERTIFICATION PERSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PERSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Champion Parts, Inc.  (the “Company”) on Form 10-Q for the quarter ended September 28, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Richard W. Simmons, Vice President Finance and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1)   The Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

(2)   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

November 13, 2003	/s/ Richard W. Simmons Richard W. Simmons Vice President Finance, Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to Champion Parts, Inc. and will be retained by Champion Parts, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

#