Form 10-K
period 2003-12-31
CHAMPION PARTS INC
filed 2004-03-31
CIK 19161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Yes  [  ]   No [X]

As of March 25, 2004, 3,655,266 Common Shares were outstanding and the aggregate market value of the Common Shares held by non-affiliates of the Registrant, based on the closing price, was $2,352,803, and was $1,709,312 as of June 30, 2003.  For information as to persons considered to be affiliates for purposes of this calculation, see "Item 5, Market for the Company's Common Shares and Related Shareholder Matters".

#

Champion Parts, Inc.

Form 10-K

Cross Reference Index

PART IV
	Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	30
		Signature Page	32
		Officer Certifications (Sarbanes - Oxley) – Exhibits 31 & 32	33-36

#

PART I

Item 1.      Business

Unless context indicates otherwise, the term  "Company" as used herein means Champion Parts, Inc. and its subsidiaries.

Products

The Company remanufactures and sells replacement fuel system components (carburetors and diesel fuel injection components) and air conditioning compressors for substantially all makes and models of domestic and foreign automobiles, trucks and marine applications. It also remanufactures and sells replacement constant velocity drive assemblies, electrical and mechanical products for certain passenger car, agricultural, marine and heavy-duty truck original equipment applications. The Company is reporting one operating business segment in the same format as reviewed by the Company's senior management.

During the fiscal years ended December 31, 2003, 2002 and 2001, the Company's net sales of parts for automobiles (including light duty trucks) accounted for 83%, 87% and 83%, respectively, of the Company's total net sales; while sales of parts for heavy duty trucks, farm equipment and marine applications accounted for 17%, 13% and 17%, respectively, of total net sales.

Marketing and Distribution

The Company's products are marketed throughout the continental United States and, in a limited way, in Canada.  The Company sells carburetors to aftermarket retail chains that distribute products through their stores. In addition, the Company sells electrical, mechanical and constant velocity drive products to manufacturers of automobiles, trucks and farm equipment, which purchase the Company's products for resale through their dealers. The Company also sells carburetors, air conditioning compressors, electrical and mechanical products to automotive and marine warehouse distributors, which in turn sell to jobber stores and through them to service stations, automobile and marine repair shops and individual motorists.

Of the Company's net sales in the year ended December 31, 2003, approximately 45% were to retailers; approximately 26% were to manufacturers of automobiles, trucks and farm equipment and heavy duty fleet specialists; and approximately 29% were to automotive warehouse distributors, marine distributors and other customers.

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

#

During the fiscal year ended December 31, 2003, the four largest customers of the Company accounted for approximately 77% of net sales (23%, 21%, 17% and 16%).  In 2002, the same customers of the Company accounted for approximately 84% of net sales (26%, 23%, 18% and 17%), and in 2001, they accounted for approximately 84% of net sales  (35%, 24%, 20% and 5%).  No other customers accounted for more than 10% of net sales in any of the three years.

The Company has various methods available to its customers to place orders into the Company's order entry system. The Company also utilizes direct Electronic Data Interchange with its largest customers.

The Company's business is slightly seasonal in nature, primarily as a result of the impact of weather conditions and the agricultural cycle on the demand for certain automotive and agricultural replacement parts.  Historically, the Company's sales and profits are generally the highest in the first and second quarters, and then declining through the summer months.

Materials

In its remanufacturing operations, the Company obtains and utilizes used units, commonly known as "cores". A majority of the units remanufactured by the Company are acquired from customers as trade-ins, generally referred to as "core returns", which are encouraged by the Company in the sale of remanufactured units. The remainder of the core requirements are filled by purchasing cores on the open market.

The price of a finished product is usually comprised of a separately invoiced amount for the core included in the product ("core value") and an amount for remanufacturing.  Upon receipt of a core as a trade-in, credit is given to the customer for the then current core value of the part returned.  The Company limits trade-ins to cores for units included in its sales catalogs and in rebuildable condition, and credit for cores is allowed only against purchases by the customer of similar remanufactured products within a specified time period.  The dollar volume of the core sales further limits a customer's total allowable credit for core trade-ins.  The Company also permits warranty and stock adjustment returns (generally referred to as "product returns") pursuant to established policies.  The Company's product return policies are consistent with industry practice, whereby remanufacturers accept product returns from current customers regardless of whether the remanufacturer actually sold the product.  The Company has no obligation to accept product returns from customers that no longer purchase units from the Company.

Patents, Trademarks, Etc.

The Company has no material patents, trademarks, licenses, franchises or concessions.

Backlog

The Company did not have a significant order backlog at December 31, 2003 and 2002.

#

Competition

The remanufactured automotive parts industry is highly competitive as the Company competes with a number of other companies, including certain original equipment manufacturers, that sell remanufactured automotive parts.  The Company competes with several large regional remanufacturers and with remanufacturers that are franchised by certain original equipment manufacturers to remanufacture their products for regional distribution.  The Company also competes with numerous remanufacturers that serve local areas. In addition, sales of remanufactured parts compete with sales of similar new replacement parts. Manufacturers of kits used by mechanics to rebuild carburetors may also be deemed to be competitors of the Company.

The Company competes in a number of ways, including price, quality, product performance, prompt order fill, service and warranty policy.  The Company believes its technical expertise in the niche product lines it sells has been an important factor in enabling the Company to compete effectively.

Engineering

Product engineers support each of the Company’s main product lines.  Engineers participate in product planning, product line structuring, cataloging and engineering of the Company's products and in developing manufacturing processes.  The primary activities of the product engineers include improving the quality of existing products, formulating specifications and procedures for remanufactured products for use on makes and models of vehicles for which they were originally designed, converting cores for use amongst different makes and models and developing specifications, supplies and procedures for remanufacturing newly introduced products.

The engineers also design and build new tools, machines and testing equipment for use in all the Company's plants and develop specifications for certain components manufactured by the Company for use in its remanufacturing operations.  Additionally, the engineers design and test new methods of reassembling components and cleaning parts and cores. The Company believes such activities improve the Company's ability to serve the needs of its customers.

Quality Assurance personnel conduct periodic quality audits of the Company's plants under its quality improvement program to test product quality and compliance with specifications.

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

#

Employees

As of December 31, 2003, the Company employed 430 people including the corporate headquarters, plant and warehouse facilities.

The Collective Bargaining Agreement between the Company and the International Brotherhood of Electrical Workers at the Company's Pennsylvania facilities was dissolved on August 31, 2002.  The Union signed a shutdown agreement on March 15, 2002 accepting the Company’s terms for closing the facility in Beech Creek, Pennsylvania (see Item 7). There are no Collective Bargaining Agreements in place at any of the Company’s present facilities.

Item 2.      Properties

The Company's corporate headquarters occupies office space at the Hope Division facility, 2005 West Avenue B, Hope, Arkansas.  This facility houses the Company's corporate office functions, including executive, administration, finance and data processing.

The following table sets forth certain information with respect to each of the Company's remanufacturing, warehousing and service facilities other than the corporate headquarters:

Location:	Warehouse Area (Sq. Ft.)	Manufacturing Area (Sq. Ft.)
Owned:
Beech Creek, Pennsylvania (Closed) (1)	40,000	160,000
Hope, Arkansas (Excluding Headquarters)	55,000	222,000
Leased:
Distribution Center
Oshawa, Ontario, Canada	3,400	-0-
Port Richey, Florida	7,000	40,000

(1)  On March 15, 2004, the Company entered into a contract for the sale of this facility. The contract is subject to certain conditions, including satisfaction of the buyer as to environmental matters.  See Item 3 for details.

The Company's facilities currently operating are well maintained and are in good condition and repair. The net cost of the Beech Creek facility is currently being reported under "Assets Held for Sale" on the balance sheet.

A substantial portion of the machinery and equipment has been designed by the Company for its particular purposes and, in many instances, has been built by it.

#

Item 3.      Legal Proceedings

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

Cleanup commenced in 1995 at the Beech Creek plant.  Cleanup activities consist of the venting of volatile organic gases from soil, and the pumping and treating of groundwater. The maintenance and operation of the system has been approximately $26,000 per year.  In November 1998 the Company submitted a plan to PADEP to monitor groundwater and to stop operation of the remediation system under Pennsylvania's "Act Two."  PADEP approved the plan.  In January 2001, PADEP indicated that a minimum of eight quarterly rounds of sampling would be needed before an Act Two liability release could be considered by PADEP.

The Company also has demanded indemnity from its insurance carriers regarding this matter.  One of its carriers settled with the Company.  The Company plans to vigorously pursue all remaining applicable coverage.

2.   Puente Valley, California Superfund Proceeding

The Company formerly operated a manufacturing facility at 825 Lawson Street, City of Industry, California.  Champion and the other former owners and operators of the Lawson Street property were identified by the United States Environmental Protection Agency (USEPA) as potentially responsible parties (“PRPs”) for the Puente Valley operable unit of the San Gabriel Valley Superfund Site (the “Puente Valley Site”), because of the location of the Lawson Street property.  The USEPA issued a Record of Decision identifying the preferred cleanup approach for the Puente Valley Site.

One of the other former operators of the Lawson Street property entered into an agreement with another Puente Valley Site PRP to resolve the liability of all the 825 Lawson Street parties including the Company for the Puente Valley Site cleanup.  Litigation was then initiated by that former operator against the Company and certain other former owners and operators of the 825 Lawson Street property to determine their contribution portion of the settlement. The Company settled with the former operator and certain of its insurance carriers on February 9, 2004.  The Company’s share of the payment was accrued for in reserves established for environmental liability at December 31, 2003. The Company also plans to vigorously pursue its other insurance carrier to recover the portion it paid.

#

3.   Spectron, Maryland Superfund Proceeding

On September 20, 1995, the USEPA notified the Company (along with several hundred other companies) of potential liability for response actions at the Spectron Superfund Site.  The USEPA letter asks the Company and the other PRPs to negotiate with USEPA for their performance of a remedial investigation/feasibility study at the Spectron Site.

In August 2003, the Company received a de minimis settlement offer from the USEPA for approximately $154,000.  The Company did not accept the settlement offer.

The Company has demanded defense and indemnity from its insurance carriers for any liability at the Spectron Site, and one of the carriers has settled with the Company.  The Company plans to vigorously pursue all remaining applicable coverage, if necessary.  Further, the Company believes that its former solvent supplier and waste solvent transporter are responsible for a share of any liability the Company incurs for the Spectron Site cleanup. The Company plans to vigorously pursue the transporter for this claim.

4.   Double Eagle Superfund Proceeding

In January 2003, the Company received a "Notice of Liability" letter from the former owner and PRP at the Double Eagle Refinery Superfund Site (DER Site). The former owner is liable for remediation costs under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA). According to DER Site records, the Company sent approximately 46,000 gallons of waste oil to the DER Site from 1985 through 1988 and, as such, also faces potential PRP liability for DER Site remediation costs. The Company has been informed that 4,500 PRPs have been identified at the DER Site accounting for 8.5 million gallons of waste.  Many of these PRPs apparently are small companies which sent relatively small quantities of waste to the DER Site, but approximately 100 PRPs have been identified who sent more than 10,000 gallons each.  The USEPA has threatened the former owner and several other PRPs with whom USEPA has a tolling agreement with a $21-22 million cost recovery action concerning the USEPA's remediation of soil and groundwater contamination of the DER Site.  (The USEPA is barred from pursuing the Company, and many other PRPs, by the applicable statute of limitations.) In response to the threatened cost recovery action, the former owner sent Notice of Liability letters to approximately 100 PRPs and hosted a February 25, 2003 meeting asking the PRPs to form a PRP Group to negotiate with the USEPA and allocate liability.  The stated intent, in the absence of the formation of such a group, is to pursue, when appropriate, a private party contribution action against the PRPs.  To date, no PRP Group has been formed and private party contribution action has not been initiated.  The Company's liability at the DER Site, if any, will likely be based on an as yet undetermined volume allocation.

The Company has put its insurance carriers on notice of this potential claim. The primary carrier has denied coverage but the Company plans to vigorously pursue the carrier for coverage.

#

5.

Asbestos Litigation

In 2003 and certain prior years, the Company was one of numerous defendants named in suits for personal injuries caused by exposure to products containing asbestos. The Company put its insurance carriers on notice and its attorneys have filed answers denying the allegations in the complaints. The Company’s insurance carriers have agreed to defend the Company under a reservation of rights.

While it is not possible to predict the course these cases may take in the future, less than five percent of the cases filed are still open.

Summary

From time to time, the Company may be named in lawsuits during the normal course of its business. Management intends to vigorously defend any lawsuits that may arise.  In the opinion of Management, the environmental legal matters now pending will not have a material adverse effect on the consolidated financial position of the Company.

The Company has available established reserves of $240,000, as of December 31, 2003, for potential environmental and other legal liabilities that it believes to be adequate.   However, there can be no assurance that the reserves will be adequate to cover actual costs incurred or that the Company will not incur additional environmental or other legal liabilities in the future.

Item 4.      Submission of Matters to a Vote of Shareholders

None

#

PART II

Item 5.      Market for the Registrant's Common Stock and Related Shareholder Matters

The Company's Common Shares are traded over the counter on the NASD Electronic Bulletin Board under the symbol "CREB.OB".  As of December 31, 2003, there were 633 holders of record of the Company's Common Shares.  This number does not include beneficial owners of Common Shares whose shares are held in the name of banks, brokers, nominees or other fiduciaries.

The information appearing in the following table on the range of high and low trade prices for the Company's Common Shares was obtained from NASDAQ quotations provided in the OTC Market Report published by the National Quotation Bureau. Such high and low bids reflect interdealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Year Ended December 31, 2003	Year Ended December 31, 2002

	Low Bid ($)	High Bid ($)	Low Bid ($)	High Bid ($)
1st Quarter	0.26	0.40	0.27	0.44
2nd Quarter	0.41	0.70	0.30	0.49
3rd Quarter	0.70	1.40	0.45	0.65
4th Quarter	1.01	1.50	0.25	0.70

Under the Company's credit agreement, the Company is not permitted to pay dividends.

Only for purposes of the calculation of aggregate market value of the Common Shares held by non-affiliates of the Company as set forth on the cover page of this report, the Common Shares held by RGP Holding, Inc., the Company's Employee Stock Ownership, and shares held by two of the Company's directors were included in the shares held by affiliates. Certain of such individuals and entities may not be affiliates.

#

Item 6.      Selected Financial Data

	2003	2002	2001	2000	1999
Income Summary:
Net Sales	$24,038,000	$24,790,000	$21,936,000	$22,245,000	$28,567,000
Costs and Expenses:
Operating costs and other, net (Note 1)	22,403,000	23,889,000	21,428,000	20,904,000	26,270,000
Gain on disposal of assets (Note 2)	-0-	-0-	-0-	(26,000)	-0-
Gain on sale of investmen (Note 3)	-0-	-0-	-0-	(753,000)	-0-
Interest - net	468,000	529,000	491,000	556,000	539,000
Total costs and expenses	22,871,000	24,418,000	21,919,000	20,681,000	26,809,000
Net Income before income taxes	1,167,000	372,000	17,000	1,564,000	1,758,000
Income taxes	37,000	5,000	10,000	100,000	27,000
Net Income	$1,130,000	$ 367,000	$ 7,000	$1,464,000	$1,731,000
Average Common Shares OutstandingOutstanding and Share Equivalents:
Basic	3,655,266	3,655,266	3,655,266	3,655,266	3,655,266
Diluted	3,704,465	3,655,266	3,671,497	3,689,190	3,687,544
Basic Earnings per Common Share:
Net Income per Common Share	$ 0.31	$ 0.10	$ 0.00	$ 0.40	$ 0.47
Diluted Earnings Per Common Share:
Net Income per Common Share	$ 0.31	$ 0.10	$ 0.00	$ 0.40	$ 0.47
At Year-End:
Total Assets	$ 25,641,000	$ 24,380,000	$ 23,980,000	$ 18,840,000	$ 19,575,000
Long Term Debt Obligations (Note 4)	$ 12,234,000	$ 10,770,000	$ 11,400,000	$ 5,713,000	$ 6,076,000

Selected Financial Data - Notes

Note 1:

In 2002, the Company incurred expenses totaling $582,000 for inventory and equipment relocation, severance and other restructuring costs, which could not be accrued in 2001, as they did not qualify as “exit costs”.  All restructuring expenditures were completed in 2002.

Included in the 2001 operating costs is a one time charge of $154,000 to establish a restructuring reserve for the expenses associated with the shut-down of the Beech Creek, Pennsylvania, facility.  It was determined in the second quarter of 2002 that the estimated restructuring charge was higher than needed, and consequently, a reversal of $127,000 was recorded in May 2002.

Note 2:

Included in the 2000 disposal of assets is a $26,000 gain from the sale of tooling.

Note 3:

The Company realized a gain of $753,000 in 2000 resulting from the sale of the Company's 50% interest in an automotive engine remanufacturer that had been accounted for using the equity method.  The gain reflects net proceeds realized after legal expenses, other fees, and reversals of foreign translation adjustments and the reserves for guarantee of bank loans.

Note 4:

In 2003, the current maturities of  long-term debt are included in long-term debt obligations in order to reflect comparable numbers with prior periods.  Reporting the revolving and term debt as current maturities on the balance sheet reflects the expiration of the loan facility with Congress Financial Corporation.  See Note 1 of Notes to the Financial Statements for detail.  The Company is presently pursuing a new loan facility.

#

Item 7.      Management's Discussion and Analysis of Financial

                 Condition and Results of Operations

Management Overview

The Company acquired the assets of B & T Rebuilders, Inc., on July 16, 2001, expanding its products to include remanufactured air conditioning compressors for the passenger car, light truck, and agricultural aftermarkets. In late 2001, the Company adopted a plan to consolidate the manufacturing operations of its Beech Creek, Pennsylvania facility into its Hope, Arkansas facility. The Company ceased operations at the Pennsylvania facility on March 15, 2002 and the majority of inventory and capital equipment was transferred to the Hope facility or sold by December 31, 2002. The closing of the Pennsylvania facility eliminated having to operate two plants significantly under capacity, and has allowed the Company to reduce costs and improve operating efficiencies. Operating results for the year ended December 31, 2003 reflect the first full year of positive effects of the completed facility consolidation and the continued growth of the B & T Rebuilders business in air conditioning products.

Despite a decrease in 2003 net sales of $752,000, or 3.0%, compared to 2002 reflecting the continuing decline of carburetor net sales, the Company’s net income for the year 2003 was $1,130,000, a $763,000 increase over the $367,000 reported in 2002. On a comparable basis, adjusting the 2002 net income for the net relocation expense of $455,000, the 2003 net income would have been higher by $308,000, or 37.5%. Growth in revenue from the sales of air conditioning compressors at the Company's B & T Rebuilders Division helped to mitigate much of the declining carburetor product line sales during the past year.  Increased operating profits reflect the efficiencies gained from the consolidation of facilities.

The Company has financed its working capital needs through the use of its bank credit facility and the cash flow generated from operations. At December 31, 2003, the total balance outstanding on the Company’s loan facility, revolver and term loans, was $9,988,000 and letter of credit accommodations were $50,000.  This compares to a total loan balance at December 31, 2002 of $8,966,000 and letter of credit accommodations of $150,000.

On February 6, 2004, the Company entered into an amendment to the Loan and Security Agreement with Congress Financial Corporation, extending the maturity date of its revolving line of credit and its term loan from February 8, 2004 to May 8, 2004.  Under the terms of the amendment, the total amount available to borrow on the line of credit decreased from $14,000,000 to $10,500,000.  The revolving loan interest and term loan interest rates will increase to 2.75% and 3.00% in excess of the lender prime rate, respectively.

The Company is currently pursuing replacement of the existing loan facility with a new $14,000,000 revolving loan facility with another lender that is conditioned on the sale of the Pennsylvania property and financing of the Hope, Arkansas property. A term loan on the Hope property is presently being negotiated with another lender.  In addition, the Company has a sale agreement pending on its real estate property in Beech Creek, Pennsylvania (See Item 2 above). Management believes that once new credit facilities are in place and the real estate sale is completed, the Company's borrowing availability under these new credit agreements, together with the cash flow generated from operations, will be sufficient to meet the working capital needs over the next fiscal year and beyond.  There can be no assurance that the Pennsylvania property will be sold or that the credit facilities will be implemented.  Based on this, the Company's Independent Auditors issued a going concern opinion on the current years financial statements.

Results of Operations

2003 Compared to 2002

Net sales for the year ending December 31, 2003 were $24,038,000 versus net sales of $24,790,000 for the fiscal year 2002.  The $752,000, or 3.0%, decrease in net sales compared to 2002 reflected the continuing decline of carburetor net sales combined with lower demand in traditional markets of heavy duty, agricultural and domestic automotive product lines. These declines in net sales were partially offset by the significant gains in net sales recorded for the air conditioning compressor and CV axle product lines. Total product and core returns, which are accounted for as reductions to gross rebuilding sales, were 20.3% and 19.2% of gross sales for the years of 2003 and 2002, respectively. The higher percentage of returns for the year of 2003 reflects the impact of increased carburetor returns.

Carburetor net sales were 46.5% and 51.2% of total net sales, respectively, for the years of 2003 and 2002. Even though new vehicles sold are no longer equipped with carburetors in the United States and Canada, the Company continues to sell replacement units for older vehicles which predominately use carburetors.  The Company expects that trend in carburetor sales will continue to be a steady decline in future periods.  In addition, carburetor margins may be negatively impacted in the future as customers accelerate product returns during periods of declining demand.

Cost of products sold were $19,813,000, or 82.4%, of net sales for 2003 as compared to $20,804,000, or 83.9%, for the year of 2002.  The $991,000, or 4.8% decrease versus 2002 is partially attributed to the net sales decrease, which amounts to $589,000. The remaining cost reduction of $402,000 reflects manufacturing improvements in materials, labor and overhead costs at the Hope facility. Higher manufacturing costs at the B & T facility, reflecting increased sales and production activity of air conditioning products, offset a portion of the cost decreases at the Hope operation.

Selling, distribution and administrative expenses for the year 2003 were $2,699,000 compared to $2,680,000 in 2002. The slight spending increase of $19,000 reflects the residual operating costs of the idle Pennsylvania facility (taxes, insurance and utilities) being recorded in administrative overhead in 2003.  S, G & A spending without these costs was down 4.6% reflecting the overhead savings being realized as a result of the plant consolidation.

Net relocation expense -There was no relocation expense recorded in 2003.  For the year ending December 31, 2002, net relocation and restructuring costs amounted to $455,000.

#

Operating income for the year was $1,526,000, a substantial gain of $675,000, compared to $851,000 for fiscal 2002. Plant relocation spending of $455,000 last year accounts for part of the difference.  The balance of the improvement over 2002 can be attributed to the lower cost of products sold and reduced operating costs discussed in the preceding analysis.

Non-operating expense was $359,000 for the year versus $479,000 recorded in 2002. Primarily accounting for the $120,000 decrease in non-operating expense were lower interest costs, down $61,000 from 2002, reflecting lower bank prime interest rates combined with lower term loan balances versus 2002.  The remainder of the decrease in non-operating expense reflects a small net gain realized from adjustments in long term liabilities versus prepaid expense write-offs from prior periods.

Net income was $1,130,000 for the year versus net income of $367,000 for fiscal 2002, an increase of $763,000.  Net relocation costs of $455,000 in 2002, combined with the significant improvement in operating profit in 2003, as discussed earlier, accounted for the improvement.

2002 Compared to 2001

Net sales were $24,790,000 for the year ending December 31, 2002, versus net sales of $21,936,000 for the same period in 2001.  The $2,854,000, or 13.0%, increase in net sales versus the year 2001 principally reflects a full year of the addition of the air conditioning compressor product lines to the product base in 2002.  Partially reducing this gain were lower net sales of agricultural, heavy-duty and carburetor products, reflecting soft demand for these products in traditional markets. Total product and core returns, which are reflected as reductions to gross rebuilding sales, were 19.2% and 24.8% of gross sales for the fiscal year of 2002 and 2001, respectively. The lower percentage of returns in 2002 reflects the impact of lower returns associated with air conditioning products.

Carburetor net sales were 51.2% and 59.8% of total net sales for the fiscal years 2002 and 2001, respectively, reflecting the continued decline in carburetors as a percent of total net sales.

Cost of products sold for the year 2002 were $20,804,000, or 83.9%, of net sales compared to $19,291,000, or 87.9%, for the year 2001.  The increase over 2001, excluding relocation costs, was $1,513,000, or 8.0%, principally reflecting the higher sales volume together with substantially higher property and liability insurance costs reflecting the uncontrollable change in the nationwide insurance market. Partially offsetting the increase due to volume were improvements in materials and labor costs at the Hope facility during the last half of the year (reflecting the efficiencies management expected to realize by consolidating the facilities) and the increased sales of air conditioning products.

Selling, distribution and administrative expense for the year 2002 were $2,680,000, compared to $2,544,000 in 2001. The cost increase of $136,000 can be attributed to increased shipping costs due to the higher sales volume, higher accrued professional fees and the addition of the B & T Rebuilders Division to the spending base for a full year in 2002.

#

Operating income, including the effect of relocation and restructuring costs, was $851,000 for the year, an increase of $904,000, compared to an operating loss of $53,000 recorded in 2001. On a comparable basis with 2001, excluding relocation and restructuring costs, operating income increased $1,359,000, largely reflecting the significant net sales increase combined with the proportionately lower cost of goods sold discussed in the preceding analysis. Non-recurring plant relocation spending had a net $455,000 negative impact on operating income.

Interest expense was $529,000 for 2002 versus $491,000 in 2001.  The $38,000 interest expense increase principally reflects an increase in the revolver borrowing balance which resulted at the end of last year when the Hope Industrial Revenue bond was retired, a $700,000 final payment.

Non-operating expense was $479,000 for the fiscal year versus $70,000 of non-operating income recorded for the same period in 2001. Core storage fees charged to customers principally account for the 2002 non-operating income. Non-operating income in 2001 reflects the impact of a reduction in the EPA reserve of $250,000, Canadian tax refunds of $63,000 and a $24,000 insurance claim recovery.

Net income was $367,000 for the year 2002 as compared to $7,000 in 2001. Primarily accounting for this increase from 2001 was the impact of the significant increase in sales combined with the proportionally lower cost of sales as mentioned in the preceding analysis. Without the relocation costs and restructuring credit, net income would have been $822,000, an increase of $815,000 over 2001.

Liquidity and Capital Resources

Liquidity Overview

The Company's credit facility expired on February 8, 2004. The Company and the lender entered into an amended credit facility which expires on May 8, 2004. The amended credit facility reduced the Company's availability to borrow from $14,000,000 to $10,500,000, increased the interest rates and reduced loan availability via an availability block reserve of $250,000. This reduction in the credit facility has significantly limited the Company's cash availability for current working capital needs. The Company is presently seeking to replace the total credit facility. Management is in the process of negotiating a new $14,000,000 revolving credit facility, obtaining term financing on the Company's Hope real estate and has a signed contract to sell the Company's Beech Creek, Pennsylvania property.  Implementation of a new revolving credit facility is conditioned on the sale of the Pennsylvania property and financing of the Hope properties. There can be no assurance that the Pennsylvania property will be sold or that the credit facilities will be implemented.

Management believes that once the new credit facilities are in place and the real estate sale is completed, the Company's borrowing availability under these new credit agreements, together with the cash flow generated from operations, will be sufficient to meet its working capital needs over the next fiscal year and beyond.  If the credit facilities are not renewed on a timely basis, there could be  a significant impact on the ability of the Company to meet its working capital requirements.

Working Capital

Net working capital at December 31, 2003 was a negative $1,846,000 compared to positive $5,835,000 at December 31, 2002.  The $7,681,000 decrease in working capital over the 2002 year-end is principally a result of moving $9,525,000 of long-term debt balances for term notes and the revolver debt to current maturities of long-term debt to reflect the expiration of the loan facility with Congress Financial Corporation on February 8, 2004.  Without the impact of this reclassification, net working capital would have been a positive $7,679,000 at year-end versus $5,835,000 at December 31, 2002, an increase of $1,844,000.  This increase reflects higher net trade accounts receivables and inventories.

Net trade accounts receivable at December 31, 2003 were $9,956,000, an increase of $849,000 versus the year-end 2002 balance of $9,107,000.  The increase in the Company's accounts receivable balances at year-end versus the prior year generally reflects a significant increase in invoicing towards the end of December combined with somewhat slower collections during the month.

Net inventories of $10,864,000 at December 31, 2003 were $648,000 higher as compared to the year-end 2002 balance of $10,216,000.  The increase in inventory reflects higher finished goods, raw core and parts inventories partially offset by lower work-in-process balances. The inventory increase reflects preseason buildup at the B & T Rebuilders operation to meet peak seasonal demand in early 2004.

Accounts payable at December 31, 2003 were $7,681,000 compared to a balance at year-end 2002 of $8,016,000. The $335,000 decrease in accounts payable is due to the reduction in trade payables at the end of the quarter.

Accrued expenses of $4,803,000 were $352,000 below the fiscal year-end 2002 balance of $5,155,000, principally reflecting a decrease in the sales credit accrual reflecting higher customer credits issued during the year. Management has reviewed the sales credit accrual and believes it is adequate based on current return activity levels.

Debt

The Company entered into a credit facility with Congress Financial Corporation, a subsidiary of  First Union Bank, on February 8, 2001. Maximum credit available under this loan facility is $14,000,000, including available letter of credit accommodations of $1,750,000, and term loans totaling $2,913,000 on fixed assets and real properties.  Interest rates on the facility are for revolving debt, lender prime rate (4%) plus 3/4%, for term debt, lender prime rate plus 1.00%, and for letters of credit, 2.00% per annum on the daily outstanding balance.

At December 31, 2003, the balance outstanding on the Company’s total loan facility was $9,988,000 (a revolver balance of $8,386,000 and a term loan balance of $1,602,000) and letter of credit accommodations were $50,000. This compares to a loan balance at December 31, 2002 of $8,966,000 and letter of credit accommodations of $150,000.

On February 6, 2004, the Company entered into an amendment to the Loan and Security Agreement with Congress Financial Corporation extending the maturity date of its revolving line of credit and its term loan from February 8, 2004 to May 8, 2004.  Under the terms of the amendment, the total availability to borrow on the line of credit will decrease from $14,000,000 to $10,500,000. The revolving loan interest and term loan interest rates will increase to 2.75% and 3.00% in excess of the lender prime rate, respectively.

Future Outlook

The Company ceased operations at its Pennsylvania facility on March 15, 2002 and the inventory and capital equipment was transferred to the Company’s other facilities or sold as of December 31, 2002. The closing of the Pennsylvania facility eliminated having to operate two plants significantly under capacity and allowed the Company to reduce costs and improve operating efficiencies. In future months, additional benefits will be derived from the sale of the manufacturing facility.

Growth in revenue and operating profit from the sales of air conditioning compressors has mitigated much of the declining carburetor product line sales during the past twenty-four months. Management is pursuing other new products and new markets for existing products. This includes internal new product development as well as acquisition opportunities.

Factors Which May Affect Future Results

This annual report contains forward-looking statements that are subject to risks and uncertainties, including but not limited to the statements under "Future Outlook" and to the following:

The competitive environment has caused and is continuing to cause change in the distribution channels between volume retailers and traditional warehouse/distributors.  The Company has diversified its customer base and currently serves all major aftermarket segments, including large volume automotive retailers, original equipment manufacturers of automotive equipment and automotive warehouse distributors. The decline in carburetor product sales over the longer term could impact future results.  The Company expects the growth in air conditioning product sales to partially offset this impact. There is no assurance that the sales increases in air conditioning products will exceed the decreases in carburetor sales or the contribution of carburetor sales to net income.

The Company’s six largest customers accounted for a total of 88% of the Company’s net sales in the year ending December 31, 2003, with the four largest customers aggregating 77% of the total. For the same period in 2002, the Company’s six largest customers accounted for a total of 94% of the Company’s net sales, with the four largest customers comprising 84% of the total. A significant reduction in the level of net sales or the loss of a large customer could have a materially adverse impact on the Company’s financial condition and results of operations.

While the Company has established reserves for potential environmental liabilities that it believes to be adequate, there can be no assurance that the reserves will be adequate to cover actual costs incurred or that the Company will not incur additional environmental liabilities in the future. See “Legal Proceedings” for additional information.

#

The Company's amended credit facility expires on May 8, 2004.  At present, the Company is seeking to replace the credit facility. If the credit facilities are not renewed on a timely basis, there could be  a significant impact on the ability to meet the Company's working capital needs.   Management's plans in regard to this matter are described in the "Liquidity Overview" and Note 1 to the financial statements.

Accordingly, actual results may differ materially from those set forth in  forward-looking statements.

Contractual Obligations

The following table provides a summary of our contractual obligations at December 31, 2003.

Payments due by period (in thousands)
Contractural Obligations:	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt (1)	$ 12,234	$ 10,120	$ 1,666	$ 448	$ -0-
Operating leases (2)	677	212	465	-0-	-0-
Pension plan funding (3)	698	698	-0-	-0-	-0-
Total	$ 13,609	$ 11,030	$ 2,131	$ 448	$ -0-

Notes to Contractual Obligations:

 (1)  The nature of our long-term debt obligations is described more fully in  “Note 3 of the Consolidated Financial Statements.”

(2)   The operating lease obligations are attributable to the leasing of facilities and equipment.

(3)   The pension plan funding was determined by the Company's actuary using the expected return on plan assets, the relative weighting of the plan assets, the historical performance of the plan assets and other economic indicators of future performance.  The Company has been advised by its Actuary that the future obligation may decline based on pending legislation.  Based on this uncertainty, future period obligations cannot be estimated at this time.

Off Balance Sheet Transactions

As part of its ongoing business, the Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPE's"), or SPE's which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As of December 31, 2003, the Company is not involved in any unconsolidated SPE transactions.

#

Critical Accounting Policies and Estimates

The Company's financial statements reflect the selection and application of accounting policies that require management to make significant estimates and assumptions. Management believes that the following points are some of the more critical judgment areas in the application of accounting policies that currently affect the Company's financial condition and results of operations. Preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues, and expenses and related contingent liabilities.  On an on-going basis, the Company evaluates its estimates for propriety, including those related to revenues, accounts receivable and inventory reserves, income taxes, and contingencies and litigation.  The Company bases its reserve estimates on historical experience, current market and operating trends, and on various assumptions that are believed to be reasonable under current operating circumstances.  Actual results may differ from these estimates under different assumptions or conditions.

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

Deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.  At December 31, 2003, the Company’s deferred tax asset consisted principally of net inventory reserves and net operating loss carryforwards.  The Company’s deferred tax asset has been reduced by a valuation allowance to the extent such benefits are not expected to be fully utilized.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”).  In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities.  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003.  The Company adopted the provisions of FIN 46 effective February 1, 2003 and such adoption did not have a material impact on its consolidated financial statements since it currently has no variable interest entities.  In December 2003, the FASB issued FIN 46R with respect to variable interest entities created before January 2003, which among other things, revised the implementation date to the first fiscal year or interim period ending after March 15, 2004, with the exception of Special Purpose Entities (“SPE”).  The consolidation requirements apply to all SPE’s in the first fiscal year or interim period ending after December 15, 2003.  The Company adopted the provisions of FIN 46R effective December 29, 2003 and such adoption did not have a material impact on its consolidated financial statements since it currently has no SPE’s.

In April 2003, FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative instruments and Hedging Activities (“SFAS No.149”).  SFAS No.149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133.  SFAS No.149 is effective for contracts and hedging relationships entered into or modified after June 30, 2003.  The Company adopted the provisions of SFAS No.149 effective June 30, 2003 and such adoption did not have a material impact on its consolidated financial statements since the Company has not entered into any derivative or hedging transactions.

In May 2003, FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both debt and equity and requires an issuer to classify the following instruments as liabilities in its balance sheet:

·

a financial instrument  issued in the form of shares that is mandatorily redeemable and embodies an unconditional obligation that requires the issuer to redeem it by transferring its assets at a specified or determinable date or upon an event that is certain to occur;

·

a financial instrument, other than an outstanding share, that embodies an obligation to repurchase the issuer’s equity shares, or is indexed to such an obligation, and requires the issuer to settle the obligation by transferring assets; and

·

a financial instrument that embodies and unconditional obligation that the issuer must settle by issuing a variable number of its equity shares if the monetary value of the obligation is based solely or predominantly on (1) a fixed monetary amount, (2) variations in something other than the fair value of the issuer’s equity shares, or (3) variations inversely related to changes in the fair value of the issuer’s equity shares.

In November 2003, FASB issued FASB Staff Position No. 150-3 (“FAS 150-3”) which deferred the effective dates for applying certain provisions of SFAS No.150 related to mandatorily redeemable financial instruments of certain non-public entities and certain mandatorily redeemable non-controlling interests for public and non-public companies.  For public entities SFAS No.150 is effective for mandatorily redeemable financial instruments entered into or modified after May 31, 2003 and is effective for all other financial instruments as of the first interim period beginning after June 15, 2003.  For mandatorily redeemable non-controlling interest that would not have to be classified as liabilities by a subsidiary under the exception in paragraph 9 of SFAS No. 150, but would be classified as liabilities by the parent, the classification and measurement provisions of SFAS No.150 are deferred indefinitely.  The measurement provisions of SFAS No.150 are also deferred indefinitely for other mandatorily redeemable non-controlling interests that were issued before November 4, 2003.  For those instruments, the measurement guidance for redeemable shares and non-controlling interests in other literature shall apply during the deferral period.  The adoption of SFAS No.150 did not affect the Company's revenue recognition policies, nor the results of operations, financial position or cash flows.

On December 17, 2003, the Staff of the SEC issued Staff Accounting Bulletin No.104 (SAB No. 104), Revenue Recognition, which supersedes SAB No.101, “Revenue Recognition in Financial Statements”. SAB No.104’s primary purpose is to rescind accounting guidance contained in SAB No.101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.”  Additionally, SAB No. 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB No.101 that had been codified in SEC Topic 13, Revenue Recognition.  Selected portions of the FAQ have been incorporated into SAB No.104.  While the wording of SAB No.104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB No.101 remain largely unchanged by the issuance of SAB No. 104.  The adoption of SAB No.104 did not affect the Company's revenue recognition policies, nor the results of operations, financial position or cash flows.

Item 7a.      Quantitative and Qualitative Disclosures about Market Risk

The Company has a credit facility, which bears interest at various rates that are based on the bank prime rate.  Interest on $9,988,000, or 81.6%, of the Company's debt was variable based on the lender’s prime rate.  Consequently, a general increase of 1% in the lender’s prime rate would result in additional interest cost of approximately $100,000 on an annual basis if the same debt level and structure were to be maintained.

Item 8.       Financial Statements and Supplementary Data

The financial statements and supplementary data called for by this item are listed in the accompanying table of contents for consolidated financial statements and financial statement schedule and are filed herewith (See page 36).

Item 9.      Changes in and Disagreements with Accountants and

         Accounting and  Financial Disclosure

None

#

Item 9a.    Controls and Procedures

(a)

The Company's certifying officers have concluded based on their evaluation of the Company's disclosure controls and procedures that the disclosure controls and procedures as of the fiscal year ended December 31, 2003 are effective in ensuring that material information relating to the Company, including its consolidated subsidiaries, is made known to the certifying officers by others within those entities, as appropriate to allow timely decisions regarding required disclosure, particularly during the period in which this Form 10-K was being prepared and that information required to be disclosed by the Company in its reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b)

There was no change in internal control over financial reporting during the fourth quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Name (Age)	Directors of the Company	Served as Director Since
John R. Gross (72)	Owner, Chaney Auto Parts, Inc. Crest Hill, Illinois	1966
Raymond F. Gross (65)	Vice President, Erecta Shelters, Inc. Ft. Smith, Arkansas	1968
W. Jason Guzek (30)	Vice President of Operations, Belmont Holdings Corporation , Wilmington, Delaware	2003
Barry L. Katz (52)	President and General Counsel, Belmont Holdings Corporation, Wilmington, Delaware	1993
Raymond G. Perelman (86)	Chairman of the Board and CEO RGP Holding, Inc. and Belmont Holdings Corporation, Wilmington, Delaware	1988

Name (Age)	Officers of the Company
Jerry A. Bragiel (52)	President and CEO of the Company
Richard W. Simmons (61)	Vice President Finance, CFO and Secretary of the Company

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

Richard W. Simmons joined the Company in April 1996 as Division Controller of the Hope Facility.  In August 1998, he was promoted to Corporate Controller and was elected Secretary of the Corporation in January 1999.  In March 2002, he was promoted to Vice President Finance and CFO of the Corporation.  Mr. Simmons held the position of Vice President of Finance with the New West Group of Winsloew Furniture, Inc. prior to joining the Company.  He has been the CFO of four corporations and has thirteen years experience in the remanufacturing industry.

#

John R. Gross is the owner of Chaney Auto Parts, Inc., a retailer of auto parts.  John R. Gross is the brother of Raymond F. Gross.

Raymond F. Gross has been the Vice President of Erecta Shelters Inc., a manufacturer and distributor of metal buildings, since 1985.  Prior to 1985, he was a Vice President of the Company.  Raymond F. Gross is the brother of John R. Gross.

Jason Guzek has been the Vice President of Operations of Belmont Holdings Corporation since 2000.  From 1999 to 2000, Mr. Guzek was Operations Manager of Belmont Holdings Corporation.  From 1996 to 1998, Mr. Guzek worked as an accountant for Belmont Holdings Corporation.

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

(b)  Arrangements Concerning the Board of Directors

Directors received a fee of $10,000 for service as a director during the Company's fiscal year ended December 31, 2003.  In addition, directors are reimbursed for their reasonable travel expenses incurred in attending meetings and in connection with Company business.

The Company has an indemnification agreement with each director of the Company that provides that the Company shall indemnify the director against certain claims that may be asserted against him by reason of serving on the Board of Directors.

Board Committees

The board of directors currently has the following committees:

Audit Committee - The Audit Committee oversees and monitors the Company's financial reporting process and internal control system, and reviews the audit performed by the Company's outside auditors. The Audit Committee is also directly responsible for the appointment, compensation and oversight of the work of the Company's independent auditors. In addition, the committee performs such other duties as are specified in the Audit Committee Charter. The members of the audit committee are Messrs. Raymond Gross and Jason Guzek, each of whom is “independent” as defined under Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act. The Company's Board of Directors believes that the members of the Audit Committee, by virtue of their experience in managing or operating businesses, are capable of analyzing and evaluating the Company's financial statements without the assistance of an "audit committee financial expert", as defined in Item 410(h) of SEC Regulation S-K.

Compensation Committee - The Compensation Committee is responsible for establishing, administering and reviewing compensation programs for the Company’s Officers, subject to approval of the Board as a whole. At present, the entire Board of Directors performs the function of this committee.

Code of Ethics

The Company has a Code of Ethics for its Chief Executive Officer and its Chief Financial Officer.  A copy of the Code of Ethics is filed as Exhibit 14 to this Annual Report on Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities Exchange Commission reports of ownership of Company securities and changes in reported ownership. Officers, directors and greater than 10% shareholders are required by SEC rules to furnish the Company with copies of all Section 16(a) reports filed.

Based solely upon a review of the written representations from reporting persons that all reportable transactions were reported, the Company believes that during 2003 the Company's officers, directors and greater than 10% owners timely filed all reports they were required to file under Section 16(a).

Item 11.      Executive Compensation

(a)  Executive Officer Compensation and Arrangements

Executive Compensation

The following table sets forth information with respect to all compensation paid to the Company's Chief Executive Officer.  There were no other executives whose compensation exceeded $100,000 for services rendered in all capacities to the Company, during 2003.

Long Term Compensation
Annual Compensation	Awards Pay-out

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal position	Year No.	Salary ($)	Bonus ($)	Other Annual Comp. ($)	Restricted Stock Awards ($)	Securities Underlying Options/SAR (#)	LTIP Payouts ($)	All Other Comp. ($)
Jerry A. Bragiel	2003	222,646	-0-	-0-	-0-	-0-	-0-	-0-
President & CEO	2002	216,371	-0-	-0-	-0-	-0-	-0-	-0-
	2001	216,371	-0-	-0-	-0-	-0-	-0-	-0-

#

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

The following table provides certain information with respect to the number and value of unexercised options outstanding as of December 31, 2003.  (No options were exercised by the named executive officer during 2003.)

Aggregated 2003 Option Exercises and December 31, 2003 Option Values

Name	Shares Acquired on Exercise	Value Realized ($)	Number of Securities Underlying Unexeccised Options Exercisable/ Unexercisable	Value of Unexercised In-the-money Options Exercisable/ Unexercisable
Jerry A. Bragiel, CEO	-0-	-0-	125,000/0	$121,250/$0
Officer & Managers	-0-	-0-	41,600/10,400	$27,456/$6,884

Compensation Committee Interlocks and Insider Participation

A compensation committee has not been elected at this juncture.  See Item 10 above for details.

(b)  Director Compensation Arrangements

Information regarding director compensation is set forth under Item 10(b) above.

#

Item 12.      Security Ownership of Certain Beneficial Owners and Management

The following tabulation shows, as of December 31, 2003, (a) the name, address and Common Share ownership for each person known by the Company to be the beneficial owner of more than five percent of the Company’s outstanding Common Shares,   (b) the Common Share ownership of each director, (c) the Common Share ownership for each executive officer named in the compensation table, and (d) the Common Share ownership for all directors and executive officers as a group.

Beneficial Owner:	Number of Common Shares Benefically Owned (Note 1)	Percent of Common Shares Outstanding
RGP Holding, Inc. Wilmington, Delaware (Note 2)	1,296,612	35.5%
Champion Parts, Inc. Employee Stock Ownership Plan (Notes 3 & 4)	23,111	0.6%
John R. Gross, Director	165,313	4.5%
Raymond F. Gross, Director	31,164	0.8%
W. Jason Guzek Director	---	---
Barry L. Katz, Director (Note 2)	250	**
Raymond G. Perelman, Director (Note 2)	1,296,612	35.5%
Jerry A. Bragiel, President & CEO (Note 5)	138,984	3.8%
Richard W. Simmons, V.P. Finance, CFO & Secretary (Note 5)	12,000	0.3%
All directors and executive officers As a group (7 persons)	1,644,323	45.0%

    ** Not greater than 0.1%.

Item 12. - Notes:

(1)

Calculated pursuant to Rule 13d-3(d) of the Securities Exchange Act of 1934. Information with respect to beneficial ownership is based on information furnished to the Company or contained in filings made with the Securities Exchange Commission.

(1)

RGP Holding, Inc. has sole voting and dispositive power with respect to all 1,296,612 shares.  Mr. Perelman is the Chairman and Chief Executive Officer of RGP Holding, Inc. and directly or indirectly owns or controls all of the common stock of RGP Holding, Inc.  Accordingly, Mr. Perelman may be deemed to be the beneficial owner of the shares owned by RGP Holding, Inc.  Mr. Katz is the President and General Counsel of RGP Holding, Inc.  Accordingly, Mr. Katz may also be deemed to be the beneficial owner of the 1,296,612 shares owned by RGP Holding, Inc.  The business address of Mr. Perelman and Mr. Katz is 225 City Avenue, Suite 14, Bala Cynwyd, PA  19004.

#

 Item 12. - Notes:

(3)

Mr. Jerry A. Bragiel votes on behalf of shares held in trust for employees by this plan as trustee.  Employees participating in the Stock Ownership Plan are entitled to direct the trustees as to the voting of shares allocated to their accounts. Unallocated Stock Ownership Plan shares will be voted in the same manner, proportionately, as the allocated Stock Ownership Plan shares for which voting instructions are received from employees.

(4)

Does not include 23,111 shares allocated to the accounts of employees other than executive officers under the Stock Ownership Plan. Each of the participants in the Stock Ownership Plan is entitled to direct the trustees as to the voting of shares allocated to his or her account.

(5)

Shares shown as beneficially owned for Mr. Bragiel and Mr. Simmons include shares available through exercisable options: Mr. Bragiel, 125,000 shares; and Mr. Simmons, 8,000 shares; all directors and executive officers as a group, 133,000 shares.

Equity Compensation Plans

The following table sets forth the equity compensation plan information for the Company's Stock Option Plans:

Plan Category:	No. of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	No. of securities remaining avail. for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	177,000	$ 0.5293	-0-
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	177,000	$ 0.5293	-0-

See Note 5 to the Financial Statements for further discussion of the Stock Option Plans.

Item 13.

Certain Relationships and Related Transactions

None

#

Item 14.

Principal Accountant Fees and Services

The following table summarizes the total fees paid to the Company's Independent Certified Public Accountants, BDO Seidman, LLP for professional services provided during the twelve month periods ended:

Twelve months ended December 31,	2003	2002
Audit fees (1) (2003 estimated based on hours)	$ 168,500	$ 162,596
Audit-related fees (Pension Plan Audits) (2)	23,600	23,000
Tax fees (3)	10,000	8,205
Total	$ 202,100	$ 193,801

(1)

Audit fees consist of fees for professional services rendered for the audit of the Company’s consolidated financial statements and review of financial statements included in the quarterly reports and services normally provided by the independent auditor in connection with statutory and regulatory filings or engagements.

(2)

Audit-related pension plan fees are fees billed for assurance and related services that are reasonably related to the performance of the Company’s four pension plan statements, but not included in audit fees for the Company.  These services included the review of various pension trust statements for years 2002 and 2001 and the Form 5500 filings for those reporting periods.

(3)

Tax services fees consist of professional fees billed for services rendered by BDO Seidman, LLP for tax compliance, tax advice and tax planning.

Pursuant to the Company's Audit Committee Charter, all of the audit and non-audit fees listed above were approved by the Audit Committee prior to their performance.

#

PART IV

Item 15.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)

Consolidated Financial Statements and Schedule and Exhibits:

1. and 2. The consolidated financial statements and schedules listed in the accompanying table of contents for consolidated financial statements are filed herewith.

1.

The exhibits required by Item 601 of Regulation S-K are listed in the exhibit index, which follows the consolidated financial statements and financial statement schedule and immediately precedes the exhibits filed.  Pursuant to Regulation S-K, Item 601(b)(4)(iii), the Company has not filed with Exhibit (4) any instrument with respect to long-term debt (including individual bank lines of credit and mortgages) where the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis.  The Company agrees to furnish a copy of each such instrument to the Securities and Exchange Commission on request.

2.

Exhibit 14, Champion Parts, Inc., Officers Code of Ethics.

(a)

Reports on Form 8-K

1.

The Company filed a Current Report on Form 8-K on February 6, 2004. The Form 8-K reported that in accordance with “Item 5. Other Events and Regulation FD Disclosure”, on February 6, 2004, Champion Parts, Inc. entered into an amendment to the Loan and Security Agreement with Congress Financial Corporation extending the maturity date of its revolving line of credit and its term loans from February 8, 2004 to May 8, 2004.

2.

The Company filed a Current Report on Form 8-K on November 13, 2003. The Form 8-K reported that in accordance with “Item 12.  Regulation FD Disclosure”, on November 13, 2003, Champion Parts, Inc. issued a press release announcing third quarter and year-to-date earnings for the Fiscal Quarter ended September 28, 2003.  The Company’s Form 10-Q was filed with the Securities and Exchange Commission on November 13, 2003.

#

(b)

Reports on Form 8-K (Continued)

3.

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

4.

The Company filed a Current Report on Form 8-K on May 14, 2003. The Form 8-K reported that in accordance with “Item 9.  Regulation FD Disclosure”, on May 14, 2003, Champion Parts, Inc. issued a press release announcing earnings for the Fiscal Quarter ended March 30, 2003.  The Company’s Form 10-Q was filed with the Securities and Exchange Commission on May 13, 2003

5.

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

CHAMPION PARTS, INC.

Date: March 30, 2004	By: /s/ Richard W. Simmons
Richard W. Simmons
Vice President Finance, CFO and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons have signed this report below on March 30, 2004.

By: /s/ Jerry A. Bragiel	By: /s/ W. Jason Guzek
Jerry A. Bragiel, President & CEO	W. Jason Guzek, Director

By : /s/ Raymond G. Perelman	By: /s/ John R. Gross
Raymond G. Perelman, Director	John R. Gross, Director

By : /s/ Barry L. Katz	By: /s/ Raymond F. Gross
Barry L. Katz, Director	Raymond F. Gross, Director

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: March 30, 2004	/s/ Jerry A. Bragiel
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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: March 30, 2004	/s/ Richard W. Simmons
Richard W. Simmons Vice President Finance, Chief Financial Officer

#

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PERSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Champion Parts, Inc., (the “Company”) on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Jerry A. Bragiel, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1)   The Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

(2)   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

March 30, 2004	/s/ Jerry A. Bragiel Jerry A. Bragiel President and Chief Executive Officer

A signed original of this written statement required by Section 906 has been provided to Champion Parts, Inc. and will be retained by Champion Parts, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

#

Exhibit 32.2

CERTIFICATION PERSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PERSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Champion Parts, Inc.  (the “Company”) on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Richard W. Simmons, Vice President Finance and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1)   The Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

(2)   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

March 30, 2004	/s/ Richard W. Simmons Richard W. Simmons Vice President Finance, Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to Champion Parts, Inc. and will be retained by Champion Parts, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

#

CHAMPION PARTS, INC. AND SUBSIDIARIES

Item 8.      Financial Statements and Supplementary Data

Consolidated Financial Statements and Financial Statement Schedule comprising Item 8 and Items 14(a)(1) and  (2) for the Years Ended December 31, 2003, December 31, 2002, and December 31, 2001 and Report of Independent Certified Public Accountants.

#

CHAMPION PARTS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

Page

Report of Independent Certified Public Accountants	39

Consolidated Financial Statements (Item 14(a)(1)):
The following consolidated financial statements of Champion Parts, Inc. and subsidiaries are included in Part II, Item 8:

Consolidated balance sheets - years ended December 31, 2003 and December 31, 2002	40-41

Consolidated statements of income - years ended December 31, 2003, December 31, 2002 and December 31, 2001	42

Consolidated statements of stockholders' equity - years ended December 31, 2003, December 31, 2002 and December 31, 2001	43

Consolidated statements of comprehensive income/(loss) - years ended December 31, 2003, December 31, 2002 and December 31, 2001	44

Consolidated statements of cash flows - years ended December 31, 2003, December 31, 2002 and December 31, 2001	45

Notes to consolidated financial statements	46-64
Consolidated Financial Statement Schedule (Item 14(a)(2)):

Schedule II - Valuation and qualifying accounts	65

Exhibit Index	66-67

All other schedules are omitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements or notes thereto.

#

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors of

Champion Parts, Inc.

Hope, Arkansas

We have audited the accompanying consolidated balance sheets of Champion Parts, Inc. and Subsidiaries  (the "Company") as of December 31, 2003 and December 31, 2002 and the related consolidated statements of income, stockholders’ equity, comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2003.  We have also audited the accompanying Schedule II, “Valuation and Qualifying Accounts.”  These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

As described in Note 9, 77% of the Company’s sales in the year ended December 31, 2003 are concentrated in four customers.  A reduction in the level of net sales to or the loss of one or more of these customers could have a material adverse effect on the Company’s financial condition and results of operations.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Champion Parts, Inc. and Subsidiaries at December 31, 2003 and December 31, 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's amended credit facility expires on May 8, 2004. This factor raises substantial doubt about the Company's ability to continue as a going concern. Presently, the Company is seeking to replace the credit facility. Management's plans in regard to this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

Chicago, Illinois

March 22, 2004

#

CHAMPION PARTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Dec. 31, 2003	Dec. 31, 2002
ASSETS
CURRENT ASSETS:
Cash	$ 135,000	$ 246,000
Accounts receivable trade, less allowance for uncollectibles of $945,000 and $655,000 in 2003 and 2002, respectively	9,956,000	9,107,000
Miscellaneous receivables	83,000	85,000
Inventories, net of reserves	10,864,000	10,216,000
Prepaid expenses and other assets	334,000	531,000
Deferred income tax asset	36,000	56,000
Total current assets	21,408,000	20,241,000
PROPERTY, PLANT AND EQUIPMENT:
Land	70,000	70,000
Buildings	4,405,000	4,417,000
Machinery and equipment	14,272,000	13,855,000
Gross property, plant & equipment	18,747,000	18,342,000
Less: Accumulated depreciation	16,423,000	15,973,000
Net property, plant & equipment	2,324,000	2,369,000
Total assets held for sale	1,475,000	1,475,000
Total other assets	434,000	295,000
Total assets	$25,641,000	$24,380,000

The accompanying notes are an integral part of these statements.

#

CHAMPION PARTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Dec. 31, 2003	Dec. 31, 2002
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,681,000	$8,016,000
Accrued expenses:
Salaries, wages and employee benefits	549,000	375,000
Other accrued expenses	4,803,000	5,155,000
Taxes other than income	101,000	122,000
Current maturities of long-term debt:
Current maturities – revolver	8,386,000	-0-
Current maturities – term notes	1,602,000	463,000
Current maturities – subordinated debt	67,000	192,000
Current maturities – B & T acquisition note	-0-	83,000
Current maturities – asset purchase note	65,000	-0-
Total current maturities of long-term debt	10,120,000	738,000
Total current liabilities	23,254,000	14,406,000
DEFERRED INCOME TAXES	36,000	56,000
LONG-TERM DEBT:
Long-term notes payable – revolver	-0-	6,901,000
Long-term notes payable – term notes	-0-	1,602,000
Long-term notes payable – subordinated debt	1,799,000	2,017,000
Long-term notes payable – City of Hope, Arkansas note	250,000	250,000
Long-term notes payable – asset purchase note	65,000	-0-
Total long-term debt	2,114,000	10,770,000
STOCKHOLDERS' EQUITY/(DEFICIT):
Preferred stock - No par value; authorized, 10,000,000 shares; issued and outstanding, none	-0-	-0-
Common stock - $.10 par value; authorized, 50,000,000 shares, issued and outstanding , 3,655,266 shares	366,000	366,000
Additional paid-in capital	15,578,000	15,578,000
Accumulated (deficit)	(13,687,000)	(14,817,000)
Accumulated other comprehensive (loss)	(2,020,000)	(1,979,000)
Total stockholders’ equity/(deficit)	237,000	(852,000)
Total liabilities and stockholders’ equity/(deficit)	$25,641,000	$24,380,000

The accompanying notes are an integral part of these statements.

#

CHAMPION PARTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR YEARS ENDED

	Dec. 31, 2003	Dec. 31, 2002	Dec. 31, 2001
Net Sales	$24,038,000	$24,790,000	$21,936,000
Costs and Expenses:
Cost of products sold	19,813,000	20,804,000	19,291,000
Selling, distribution & admin.	2,699,000	2,680,000	2,544,000
Relocation and restructuring costs	-0-	455,000	154,000
Total costs and expenses	22,512,000	23,939,000	21,989,000
Operating income/(loss)	1,526,000	851,000	(53,000)
Non-operating expense/(income):
Interest expense, net	468,000	529,000	491,000
Other non-operating income	(109,000)	(50,000)	(561,000)
Total non-operating expense/(income)	359,000	479,000	(70,000)
Income before income taxes	1,167,000	372,000	17,000
Income Taxes	37,000	5,000	10,000
Net Income	$ 1,130,000	$ 367,000	$ 7,000

Weighted Average Common Shares Shares Outstanding at Year-end:
Basic	3,655,266	3,655,266	3,655,266
Diluted	3,704,465	3,655,266	3,671,497
Earnings Per Common Sh.–Basic:
Net income per common share	$ 0.31	$ 0.10	$ 0.00
Earnings Per Common Sh.-Diluted:
Net income per common share	$ 0.31	$ 0.10	$ 0.00

The accompanying notes are an integral part of these statements

#

CHAMPION PARTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY/(DEFICIT)

THREE YEARS ENDED DECEMBER 31, 2003

	Common Shares	Stock Amount	Additional Paid-in Capital	Accumulated (Deficit)	Accumulated Other Comprehensive Income/(Loss)
Bal., Dec. 31, 2000	3,655,266	$ 366,000	$ 15,578,000	$(15,191,000)	$ -
Net Income	-	-	-	7,000	-
Min. pension liability (loss)	-	-	-	-	(415,000)
Bal., Dec. 31, 2001	3,655,266	$ 366,000	$ 15,578,000	$(15,184,000)	$ (415,000)
Net Income	-	-	-	367,000	-
Min. pension liability (loss)	-	-	-	-	(1,564,000)
Bal., Dec. 31, 2002	3,655,266	$ 366,000	$ 15,578,000	$(14,817,000)	$ (1,979,000)
Net Income	-	-	-	1,130,000	-
Min. pension liability (loss)	-	-	-	-	(41,000)
Bal., Dec. 31, 2003	3,655,266	$ 366,000	$ 15,578,000	$(13,687,000)	$ (2,020,000)

The accompanying notes are an integral part of these statements.

#

CHAMPION PARTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

THREE YEARS ENDED DECEMBER 31, 2003

Years Ended
	Dec. 31, 2003	Dec. 31, 2002	Dec. 31, 2001
Net Income	$ 1,130,000	$ 367,000	$ 7,000
Minimum pension liability	(41,000)	(1,564,000)	(415,000)

Comprehensive income/(loss)	$ 1,089,000	$ (1,197,000)	$ (408,000)

Components of accumulated other comprehensive income/(loss), included in the Company’s consolidated balance sheet, consists of the minimum pension liability.

The accompanying notes are an integral part of these statements

#

CHAMPION PARTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - YEARS ENDED

	Dec. 31, 2003	Dec. 31, 2002	Dec. 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$ 1,130,000	$ 367,000	$ 7,000
Adjustments to reconcile net income to net cash Provided by/(used in) operating activities:
Depreciation and amortization	450,000	472,000	515,000
Provision for inventory write-offs	879,000	528,000	591,000
Provision for doubtful accounts	365,000	327,000	469,000
Changes in assets and liabilities (Net of acquisition):
Accounts receivable trade	(1,139,000)	(1,860,000)	(3,308,000)
Accounts receivable miscellaneous	2,000	257,000	711,000
Inventories	(866,000)	(14,000)	(1,436,000)
Prepaid expenses	197,000	142,000	(383,000)
Accounts payable	(375,000)	1,171,000	314,000
Accrued expenses and other	(658,000)	(153,000)	(589,000)
NET CASH (USED IN)/ PROVIDED BY OPERATING ACTIVITIES	(495,000)	1,237,000	(3,109,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(365,000)	(166,000)	(84,000)
Acquisition of business assets	-0-	-0-	(2,125,000)
NET CASH USED IN INVESTING ACTIVITIES	(365,000)	(166,000)	(2,209,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings /(payments) under revolving loan	1,485,000	(144,000)	4,732,000
(Net Payments)/borrowings in term note agreements	(463,000)	(463,000)	925,000
Net payments on subordinated debt obligations	(190,000)	(190,000)	(891,000)
Net payments on acquisition note	(83,000)	(417,000)	-0-
Borrowings under City of Hope note agreement	-0-	250,000	-0-
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	749,000	(964,000)	4,766,000

NET (DECREASE) / INCREASE IN CASH
AND EQUIVALENTS	(111,000)	107,000	(552,000)

CASH AND EQUIVALENTS - Beginning of year	246,000	139,000	691,000

CASH AND EQUIVALENTS - End of year	$ 135,000	$ 246,000	$ 139,000

The accompanying notes are an integral part of these statements.

#

CHAMPION PARTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED

DECEMBER 31, 2003, DECEMBER 31, 2002, AND DECEMBER 31, 2001

Note 1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation- The accompanying consolidated financial statements have been prepared on the going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's credit facility expired on February 8, 2004. The Company and the lender entered into an amended credit facility which expires on May 8, 2004. The amended credit facility reduced the Company's total availability to borrow from $14,000,000 to $10,500,000 and increased the interest rates. The reduction in the credit facility has significantly reduced the Company's cash availability. The Company is presently seeking to replace the credit facility. Management is in the process of negotiating a new revolving credit facility, obtaining term financing on the Company's Hope property and has a signed contract to sell the Company's Beech Creek property subject to certain contingencies, including satisfaction of the Buyer as to environmental matters. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Consolidation Policy - The consolidated financial statements include the accounts of Champion Parts, Inc. and its subsidiaries (the "Company").  All significant intercompany transactions and balances have been eliminated in consolidation.

Accounts Receivable - Accounts receivables are customer obligations due under trade terms.  The Company sells remanufactured products to retailers, original equipment manufacturers and warehouse distributors.  The Company performs continuing credit evaluations of its customers' financial condition and generally does not require collateral.

Senior management reviews accounts receivable on a periodic basis to determine if any receivables will potentially be uncollectible.  The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts.  Based on the information available, the Company believes its allowance for doubtful accounts as of December 31, 2003 is adequate.  However, actual write-offs could exceed the recorded allowance.

From time to time, the Company's customers may be in a net credit balance position due to the timing of sales and core returns.  At December 31, 2003 and December 31, 2002 customers in a net credit balance position totaled approximately $3,700,000 and $3,800,000, respectively, and are reported as a component of accounts payable.  The Company periodically reviews the aging of unused credits and from time to time may reduce this balance on account of unclaimed credits or when otherwise appropriate.

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

Long-Lived Assets - The Company reviews the carrying values of its long-lived assets and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable.  Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less cost to sell.  As of December 31, 2003, there has been no impairment of long-lived assets.

Assets Held for Sale - Represents the land, buildings and building improvements for the Beech Creek, Pennsylvania facility that ceased operation on March 15, 2002.  Management reviewed the carrying values of these assets for possible impairment and whether the carrying value would be recoverable.  The assets are valued at the lower of cost or market.  As of December 31, 2003, there has been no impairment of assets held for sale.

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

Revenue Recognition - The Company recognizes sales when products are shipped.  Net sales reflect deductions for cores returned for credit and other customary returns and allowances. Such deductions and returns and allowances are recorded currently based upon continuing customer relationships and other criteria.  The Company's customers are encouraged to trade-in rebuildable cores for product included in the Company's current product line.

Credits for cores are allowed only against purchases of similar remanufactured products. The dollar volume of purchases further limits total available credits.  Product and core returns, reflected as reductions in net sales, were $11,500,000 (2003), $12,000,000 (2002) and $13,000,000 (2001).

#

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

	2003	2002	2001
Average common shares outstanding	3,655,266	3,655,266	3,655,266
Dilutive effect of: Stock options	49,199	-0-	16,231
Dilutive Common Shares Outstanding	3,704,465	3,655,266	3,671,497
Anti-Dilutive Common Shares Outstanding	128,000	177,000	52,000

Estimates - The accompanying financial statements include estimated amounts and disclosures based on management’s assumptions about future events.  Actual results may differ from these estimates.

Reclassifications - Certain items in the prior year financial statements have been reclassified to conform to the current year presentation.

Stock-based Compensation - At December 31, 2003, the Company has a stock-based compensation plan, which is described in Note 5.  The Company applies the recognition and intrinsic value measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for the plan.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”).  In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities.  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003.  The Company adopted the provisions of FIN 46 effective February 1, 2003 and such adoption did not have a material impact on its consolidated financial statements since it currently has no variable interest entities.  In December 2003, the FASB issued FIN 46R with respect to variable interest entities created before January 2003, which among other things, revised the implementation date to the first fiscal year or interim period ending after March 15, 2004, with the exception of Special Purpose Entities (“SPE”).  The consolidation requirements apply to all SPE’s in the first fiscal year or interim period ending after December 15, 2003.  The Company adopted the provisions of FIN 46R effective December 29, 2003 and such adoption did not have a material impact on its consolidated financial statements since it currently has no SPE’s.

In April 2003, FASB issued Statement of Financial Accounting Standards No.149, Amendment of Statement 133 on Derivative instruments and Hedging Activities (“SFAS No.149”).  SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No.133.  SFAS No.149 is effective for contracts and hedging relationships entered into or modified after June 30, 2003.  The Company adopted the provisions of SFAS No.149 effective June 30, 2003 and such adoption did not have a material impact on its consolidated financial statements since the Company has not entered into any derivative or hedging transactions.

In May 2003, FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS No. 150”). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both debt and equity and requires an issuer to classify the following instruments as liabilities in its balance sheet:

·

a financial instrument  issued in the form of shares that is mandatorily redeemable and embodies an unconditional obligation that requires the issuer to redeem it by transferring its assets at a specified or determinable date or upon an event that is certain to occur;

·

a financial instrument, other than an outstanding share, that embodies an obligation to repurchase the issuer’s equity shares, or is indexed to such an obligation, and requires the issuer to settle the obligation by transferring assets; and

·

a financial instrument that embodies and unconditional obligation that the issuer must settle by issuing a variable number of its equity shares if the monetary value of the obligation is based solely or predominantly on (1) a fixed monetary amount, (2) variations in something other than the fair value of the issuer’s equity shares, or (3) variations inversely related to changes in the fair value of the issuer’s equity shares.

In November 2003, FASB issued FASB Staff Position No. 150-3 (“FAS 150-3”) which deferred the effective dates for applying certain provisions of SFAS No.150 related to mandatorily redeemable financial instruments of certain non-public entities and certain mandatorily redeemable non-controlling interests for public and non-public companies.  For public entities SFAS No.150 is effective for mandatorily redeemable financial instruments entered into or modified after May 31, 2003 and is effective for all other financial instruments as of the first interim period beginning after June 15, 2003.  For mandatorily redeemable non-controlling interest that would not have to be classified as liabilities by a subsidiary under the exception in paragraph 9 of SFAS No.150, but would be classified as liabilities by the parent, the classification and measurement provisions of SFAS No.150 are deferred indefinitely.  The measurement provisions of SFAS No.150 are also deferred indefinitely for other mandatorily redeemable non-controlling interests that were issued before November 4, 2003.  For those instruments, the measurement guidance for redeemable shares and non-controlling interests in other literature shall apply during the deferral period. The adoption of SFAS No.150 did not affect the Company's revenue recognition policies, nor the results of operations, financial position or cash flows.

On December 17, 2003, the Staff of the SEC issued Staff Accounting Bulletin No. 104 (SAB No. 104), Revenue Recognition, which supersedes SAB No. 101, “Revenue Recognition in Financial Statements”.  SAB No. 104’s primary purpose is to rescind accounting guidance contained in SAB No. 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.”  Additionally, SAB No. 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB No. 101 that had been codified in SEC Topic 13, Revenue Recognition.  Selected portions of the FAQ have been incorporated into SAB No. 104.  While the wording of SAB No. 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB No. 101 remain largely unchanged by the issuance of SAB No. 104.  The adoption of SAB No. 104 did not affect the Company's revenue recognition policies, nor the results of operations, financial position or cash flows.

Note 2.      INVENTORIES

Inventories consist of the following:

	December 31, 2003	December 31, 2002
Gross Inventories:
Raw cores	$ 6,863,000	$ 6,527,000
Parts	2,369,000	2,167,000
Sub-total raw materials	9,232,000	8,694,000
Work-in-process	3,545,000	4,043,000
Finished goods	4,762,000	3,936,000
Total inventories, gross	$ 17,539,000	$ 16,673,000
Inventory Reserves:
Core devaluation reserve	$ (3,089,000)	$ (2,834,000)
Obsolescence reserves	(3,062,000)	(3,068,000)
Valuation reserves	(524,000)	(555,000)
Total inventory reserves	$ (6,675,000)	$ (6,457,000)

Total Inventories, net	$ 10,864,000	$ 10,216,000

#

Note 3.      DEBT

	Dec. 31, 2003	Dec. 31, 2002
Debt consists of the following:

Long-term revolving credit at lender prime rate

    (4.0%) at December 31, 2003 plus 2.75%,

    interest payable monthly.  Secured by

    receivables, inventory,  and certain other

    fixed assets. Balance due May 8, 2004.

	$ 8,386,000	$ 6,901,000
$2,098,000 term note secured by property Monthly principal payments of $24,976 with entire unpaid balance (approximately $1,199,000) due May 8, 2004. Monthly interest is due at prime plus 3.00% on unpaid principal balance.	1,249,000	1,549,000
$815,000 term note secured by certain machinery and equipment. Monthly principal payments of $13,583 with entire unpaid balance (approximately $326,000) due May 8, 2004. Monthly interest is due at prime plus 3.00% on unpaid principal balance.	353,000	516,000
Note payable to City of Hope, Arkansas, secured by second position on property, non-interest bearing, no payments due. Due March 2005.	250,000	250,000
Promissory notes payable, non-interest bearing, Payable in 28 payments quarterly through 1st Qtr. 2005.	73,000	305,000
Earnout notes payable, non-interest bearing, Contingent to the availability of defined Free Cash Flow, payable up to $500,000 nnually in years 2005-2009.	1,793,000	1,904,000
Acquisition promissory note payable. Payable in 6 equal payments quarterly through first quarter 2003.	-0-	83,000
Asset purchase promissory note payable. Payable in approx. 24 payments monthly through 2005.	130,000 __________	-0- __________
Total debt	$ 12,234,000	$ 11,508,000
Less portion due within one year	10,120,000	738,000
Total long-term debt	$ 2,114,000	$ 10,770,000

Long-term debt maturities under the loan facility in place at December 31, 2003 are: $10,120,000 (2004), $770,000 (2005), $448,000 (2006), $448,000 (2007) and $448,000 (2008).

#

Note 3.      DEBT (Continued)

The Company entered into a three-year credit facility on February 8, 2001, with Congress Financial Corporation, a subsidiary of First Union Bank, which replaced the Bank of America facility in effect at that time.  Maximum credit available under the Congress facility is $14,000,000, with available letter of credit accommodations of $1,750,000, and two term loans totaling $2,913,000 on fixed assets and real properties.  Interest rates on facility are for revolving debt, lender prime (4%) plus 3/4%, for term debt, lender prime (4%) plus 1%, and for letters of credit 2% per annum on the daily outstanding balance.

The Company is in compliance with the tangible net worth covenant contained in the loan agreement.

At December 31, 2003 the balance outstanding on the Company’s total loan facility was $9,988,000 (a revolver balance of $8,386,000 and a term loan balance of $1,602,000) and letter of credit accommodations were $50,000. The balance outstanding on the loan facility at December 31, 2002 was $8,966,000 and letter of credit accommodations of $150,000.

The carrying amount of long-term debt (excluding the restructured vendor debt) approximates fair market value because the interest rates on substantially all the debt fluctuate based on changes in market rates.

On February 6, 2004, the Company entered into an amendment to the Loan and Security Agreement with Congress Financial Corporation extending the maturity date of its revolving line of credit and its term loan from February 8, 2004 to May 8, 2004.  Under the terms of the amendment, the availability to borrow on the line of credit will decrease from $14,000,000 to $10,500,000. The revolving loan interest and term loan interest rates will increase to 2.75% and 3.00% in excess of the lender prime rate, respectively.

#

Note 4.      INCOME TAXES

The Company uses an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

The income tax provision consists of the following:

	2003	2002	2001
Current:
Federal	$ 19,000	$ -0-	$ (2,000)
State and local	18,000	5,000	12,000
Total Current	$ 37,000	$ 5,000	$ 10,000
Deferred:
Federal	$ -0-	$ -0-	$ -0-
Foreign	-0-	-0-	-0-
State and local	-0-	-0-	-0-
Total Deferred	-0-	-0-	-0-
Grand Total	$ 37,000	$ 5,000	$ 10,000

The Company has provided a valuation reserve to write-down deferred tax assets due to the uncertainty of its ability to utilize them in future periods.

At December 31, 2003, the Company had federal, state and foreign net operating loss carry forwards of $8,992,000, $2,961,000 and $2,256,000, respectively.   At the end of 2002, net operating loss carry forwards were federal $9,776,000, state $3,897,000 and foreign $2,217,000.  Federal loss carry forwards begin to expire in 2010.  The Company also had $377,000 of tax credits.

The effective tax rate differs from the U.S. statutory federal income tax rate of 34% as described below:

	2003	2002	2001
Income tax at statutory rate	$ 414,000	$ 125,000	$ 2,000
Changes in valuation allowance	(165,000)	(94,000)	(12,000)
State income taxes net of federal taxes	11,000	3,000	20,000
Other	(223,000)	(29,000)	-0-
Net totals	$ 37,000	$ 5,000	$ 10,000

#

Note 4.        INCOME TAXES  (continued)

Deferred tax assets and liabilities are comprised of the following at December 31, 2003 and December 31, 2002.

2003	2002
	Assets	Liabilities	Assets	Liabilities

Inventory reserves	$ 2,625,000	-	$ 2,381,000	-
Fringe benefits	1,255,000	-	678,000	-
Sales credit reserves	249,000	-	488,000
Depreciation	36,000	-	-	15,000
Bad debt	352,000	-	276,000	-
Miscellaneous reserves	101,000	-	101,000	-
Environmental	94,000	-	82,000	-
Net operating loss carry forward	2,961,000	-	3,726,000	-
Tax credit carry forward	377,000	-	510,000	-
Other	349,000	36,000	342,000	41,000
Valuation allowance	(8,363,000)	_______-	(8,528,000)	_______-
Totals	$ 36,000	$ 36,000	$ 56,000	$ 56,000

Note 5.      EMPLOYEE STOCK OPTION AND AWARD PLANS

1995 Stock Option Plan - On November 16, 1995, the Company's shareholders approved a 1995 Stock Option Plan.  This plan provides for options to purchase up to 100,000 shares.  Participants in the plan shall be those employees selected by the Compensation Committee of the Board of Directors.

Options shall be granted at the fair market value of the Company's Common Stock at the date of grant. No option may be exercised until six months after the grant date or after 10 years after the grant date. The options vest ratably over a period not to exceed five years. There are no available options under the Plan at December 31, 2003.

On August 13, 1999 (the "Grant Date"), the Company granted its Chief Financial Officer and other key management non-qualifying options to purchase 52,000 Common Shares at a price of $.75 per share.  The options vest ratably at the rate of 20% of the shares granted per year, will expire in ten years from the Grant Date and are subject to the continuation of their employment.  As of December 31, 2003, 41,600 shares (80%) of these options were exercisable.

#

Note 5.      (Continued)

On March 28, 1997 (the "Grant Date"), the Company granted its President and Chief Executive Officer an option to purchase 100,000 Common Shares at a price of $.4375 per share under the 1995 Stock Option Plan.  In 1998, an additional 25,000 non-qualifying options, at a price of $.4375 per share, were granted to the President and are available for exercise. The options vest ratably at the  rate of 25,000 shares per year and will expire in ten years from the Grant Date, subject to earlier termination of his employment.  As of December 31, 2003 he had not exercised any of these options.

Effective January 1, 1996, the Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation".  If the alternative accounting-related provisions of SFAS No. 123 had been adopted as of the beginning of 1995, the effect on 2003, 2002 and 2001 income before taxes and net income would have been de minimis.

Information with respect to stock options outstanding is as follows:

	2003	2002	2001
Outstanding:	177,000	177,000	177,000
At year-end:
Shares underlying options	177,000	177,000	177,000
Weighted average option price	$ 0.5293	$ 0.5293	$ 0.5293
Exercisable	166,600	156,200	145,800
Available for grant	-0-	-0-	-0-

Note 6.      EMPLOYEE SAVINGS PLANS

Salaried employees and Group Leader hourly employees with one year of service are eligible to participate in a 401(k) plan ("Thrift Program").  Under this program, contributions are 100% vested.

#

Note 7.      EMPLOYEE RETIREMENT PLANS

The Company sponsors funded defined pension benefit plans that cover hourly employees of the Hope facility and three former operating facilities. The benefits are based upon years of service.

The Company uses a December 31 measurement date for all of its pension plans.

Pension Benefits
	December 31, 2003	December 31, 2002
Reconciliation of benefit obligations:
Obligation at January 1	$ 9,439,000	$ 8,558,000
Service cost	34,000	24,000
Interest cost	605,000	588,000
Actuarial (gain)/loss	756,000	636,000
Benefit payments	(381,000)	(367,000)
Obligation at December 31	$10,453,000	$ 9,439,000
Reconciliation of fair value of Plan assets:
Fair value of Plan assets at January 1	$ 6,524,000	$ 7,141,000
Actual return on Plan assets	1,358,000	(370,000)
Employer contributions	136,000	120,000
Benefit payments	(381,000)	(367,000)
FMV of Plan assets at December 31	$ 7,637,000	$ 6,524,000
Pension Benefits
	December 31, 2003	December 31, 2002
Funded status:
Funded status at December 31	$ (2,816,000)	$ (2,915,000)
Unrecognized transition (asset) obligation	(16,000)	(21,000)
Unrecognized prior service costs	17,000	19,000
Unrecognized net actuarial (gain)/loss	2,036,000	2,000,000
Net amount recognized	$ (779,000)	$ (917,000)

Amounts recognized in the statement of financial position consist of:

	December 31, 2003	December 31, 2002
Accrued benefit cost	$ (2,816,000)	$ (2,915,000)
Intangible asset	17,000	19,000
Accumulated other comprehensive income	2,020,000	1,979,000
Totals	$ (779,000)	$ (917,000)

The plan’s accumulated benefit obligation was $10,453,000 at December 31, 2003 and $9,439,000 at December 31, 2002.

#

Note 7.      EMPLOYEE RETIREMENT PLANS (Continued)

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	December 31, 2003	December 31, 2002
Projected benefit obligation	$ 10,453,000	$ 9,439,000
Accumulated benefit obligation	10,453,000	9,439,000
Fair value of plan assets	7,637,000	6,524,000

The following table provides the components of net periodic benefit cost for the plans for fiscal years 2003 and 2002:

Pension Benefits
	December 31, 2003	December 31, 2002
Service cost	$ 34,000	$ 24,000
Interest cost	605,000	588,000
Expected return on Plan assets	(544,000)	(601,000)
Amortization of transition (asset) obligation	(5,000)	(5,000)
Amortization of prior service cost	2,000	2,000
Amortization of net (gain)/loss	91,000	19,000
Net periodic benefit cost/(benefit)	$ 183,000	$ 27,000

Additional Information:

	December 31, 2003	December 31, 2002
Increase in minimum liability included in other comprehensive income	$ 41,000	$ 1,545,000

The assumptions used in the measurement of the Company’s benefit obligation are shown in the following tables:

Weighted-average assumptions used to determine benefit obligations at:

	December 31, 2003	December 31, 2002
Discount rate	6.00%	6.50%
Rate of compensation increase	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit costs for years ended:

	December 31, 2003	December 31, 2002
Discount rate	6.50%	7.00%
Expected return on Plan assets	8.50%	8.50%
Rate of compensation increase	N/A	N/A

#

Note 7.      EMPLOYEE RETIREMENT PLANS (Continued)

In determining the expected return on plan assets, the Plan Trustees consider relative weighting of the plan assets, the historical performance of the plan assets and other economic indicators of future performance.  In addition, the Plan Trustees consult with and consider the opinion of the trust management advisors and other professionals in developing appropriate return benchmarks.

Pension Plan Assets

The Company's pension plan weighted-average asset allocations at December 31, 2003, and December 31, 2002, by asset category are as follows:

Asset Category	December 31, 2003	December 31, 2002
Equity securities	63.00%	15.00%
Debt securities	36.00%	84.00%
Cash or cash equivalents	1.00%	1.00%
Total	100.00%	100.00%

Asset management objectives include maintaining an adequate level of diversification to reduce interest rate and market risk and provide liquidity to meet present and future benefit payment requirements.  Plan assets are reviewed for performance and rebalanced to the target asset allocation objective periodically as needed.

Cash Flows

Plan Contributions

The Company expects to contribute $698,000 to its four pension plans in 2004.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Year	Pension Benefits
2004	$ 402,000
2005	407,000
2006	419,000
2007	427,000
2008	439,000
Years 2009 - 2013	2,446,000

#

Note 8.      LEASES

The Company leases certain plants and offices, and computer equipment. Certain of the real estate leases, constituting non-financing leases, have provisions for renewal. These lease renewals are primarily for five years.

Total rental expense charged to operations was $220,000 (2003), $195,000 (2002) and $37,000 (2001).

Minimum commitments under all noncancelable-operating leases at December 31, 2003 for the following five years are as follows:

Year	Amount
2004	$ 212,000
2005	206,000
2006	206,000
2007	53,000
2008	-0-
Total 2004 - 2008	$ 677,000

Note 9.      SALES TO MAJOR CUSTOMERS

In 2003, net sales to the Company's four largest customers were approximately 23%, 21%, 17% and 16% of total net sales.  In 2002, net sales to the Company's four largest customers were approximately 26%, 23%, 18% and 17% of total net sales.  At December 31, 2003, accounts receivable balances of the Company's four largest customers were approximately 43%, 41%, 11% and 1% of total gross receivables. At December 31, 2002 accounts receivable balances of the Company's four largest customers were approximately 35%, 34%, 14% and 8% of total gross receivables.

The Company's largest product line is remanufactured carburetors which accounted for 47% of 2003 net sales compared to 51% in 2002. The Company's main distribution channel is through two large retailers who accounted for 95% of net carburetor sales in 2003 and 97% in 2002.  The balance of the carburetor sales was to original equipment aftermarket customers and traditional warehouse distributors.

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

The Company has been named, along with a number of other companies, as a Potentially Responsible Party in several Federal and state sites where the Company had operations or where byproducts from the Company's manufacturing processes were disposed.  Two sites currently have active litigation, while the others have been settled or are dormant.  The Company has undertaken voluntary actions at its closed plant site ranging from periodic testing to modest amounts of soil and water remediation and storage tank removal.

The Company has $240,000 in reserves for anticipated future costs of pending environmental matters at December 31, 2003.  Such costs include the Company's estimated allocated share of remedial investigation/feasibility studies and clean up and disposal costs. The Company's ultimate costs are subject to further development of existing studies and possible readjustment of the Company's pro rata share of total costs.  The Company believes that it has adequate insurance to cover these costs.

B.  OTHER

From time to time the Company may be named in lawsuits during the normal course of its business.  Management intends to defend any lawsuits that may arise.  In the opinion of Management, legal matters now pending will not have a material adverse effect on the consolidated financial position of the Company.

#

Note 11.      OTHER ACCRUED EXPENSES.

Other accrued expenses consist of the following:

	December 31, 2003	December 31, 2002
Pension	$ 2,816,000	$ 2,915,000
Returned goods credit reserve	633,000	1,036,000
Workers' compensation	808,000	818,000
Environmental costs	240,000	240,000
Legal & Professional fees	90,000	90,000
Rebates	54,000	21,000
Interest	42,000	38,000
Other items - net	120,000	(3,000)
Total other accrued expenses	$ 4,803,000	$ 5,155,000

Note 12.      RESTRUCTURING CHARGES

The Company adopted a plan in 2001 to consolidate the operations of its Beech Creek, Pennsylvania manufacturing facility into its Hope, Arkansas facility.  This plan was formally announced on January 10, 2002. The consolidation of these facilities eliminated having to operate two plants significantly under capacity, and allowed the Company to reduce costs and improve operating efficiencies.  The Pennsylvania facility ceased operation as of March 15, 2002.

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

In 2002, the Company incurred expenses totaling $582,000 for inventory and equipment relocation, severance and other restructuring costs, which could not be accrued in 2001, as they did not qualify as “exit costs”.  The entire relocation plan was completed by December 31, 2002.

Restructuring and Relocation Summary:
Restructuring Reserve Balance December 31, 2001	$ 154,000
Reversal of unutilized accrual	(127,000)
Relocation costs incurred (Severance, Legal, Equipment Relocation)	582,000
Net Restructuring and Relocation Costs Incurred	$ 609,000

#

Note 13.      SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the year for interest and income taxes was as follows:

	2003	2002	2001
Interest expense, net	$ 464,000	$ 529,000	$ 491,000
Income taxes	2,000	11,000	10,000

Supplemental Schedule of Non-cash Investing and Financing Activities:

There was an adjustment for additional minimum pension liability charged to "Other Comprehensive Loss" of $41,000 and $1,564,000 for the years 2003 and 2002, respectively.

In December 2003, the Company recorded assets and corresponding liabilities of $130,000 for obligations included in debt described in Note 3 to the financial statements.

Also in December 2003, the Company recorded assets and corresponding liabilities of $40,000 for obligations included in accounts payable.

In March 2002, the Company ceased operations at its Beech Creek, Pennsylvania facility.  The land, buildings and improvements totaling $1,487,000 that remain at the location were reclassified to "Assets Held for Sale".

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

#

Note 14.      ACQUISITIONS

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

At closing, $2,125,000 was paid of the total purchase, with the balance due as a $500,000 note to be paid in six equal installments over the next eighteen months.  The note was paid in full at the end of the first quarter of 2003.

#

Note 15.      SELECTED QUARTERLY FINANCIAL DATA:

                   (UNAUDITED)

     (In Thousands, except per share data)

	Net Sales	Operating Income/(Loss)	Net Income/(Loss)	Earnings Per Share Basic	Earnings Per Share Diluted
2003 Quarters:
First	$ 6,196	$ 390	$ 284	$ 0.08	$ 0.08
Second	6,973	722	613	0.17	0.17
Third	5,000	102	12	0.00	0.00
Fourth	5,869	312	221	0.06	0.06

Total 2003	$ 24,038	$ 1,526	$ 1,130	$ 0.31	$ 0.31

2002 Quarters:
First	$ 6,840	$ (147)	$ (263)	$ (0.07)	$ (0.07)
Second	7,156	392	377	0.10	0.10
Third	5,176	20	(98)	(0.03)	(0.03)
Fourth	5,618	586	351	0.10	0.10

Total 2002	$ 24,790	$ 851	$ 367	$ 0.10	$ 0.10

#

CHAMPION PARTS, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Allowance for Uncollectible Accounts:	Balance at Beginning of Period	Charged to Operations	Additions to/ (Deductions) From Reserves	Balance at End of Period
Year ended Dec. 31, 2001	$ 206,000	$ 469,000	$ (336,000)	$ 339,000
Year ended Dec. 31, 2002	$ 339,000	$ 327,000	$ (11,000)	$ 655,000
Year ended Dec. 31, 2003	$ 655,000	$ 365,000	$ (75,000)	$ 945,000

Inventory Reserves:	Balance at Beginning of Period	Charged to Operations	Additions to/ (Deductions) From Reserves	Balance at End of Period
Year ended Dec. 31, 2001	$ 5,333,000	$ 591,000	$ 303,000	$ 6,227,000
Year ended Dec. 31, 2002	$ 6,227,000	$ 528,000	$ (298,000)	$ 6,457,000
Year ended Dec. 31, 2003	$ 6,457,000	$ 879,000	$ (661,000)	$ 6,675,000

#

CHAMPION PARTS, INC.

EXHIBIT INDEX

_______

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

(3)(b)

By Laws (incorporated by reference to Registrant’s current report on Form 8-K  "File No. 1-07807", filed June 5, 1997).

Instruments Defining the Rights of Security Holders, Including Indentures

 (4)(a)

Specimen of Common Share Certificate

(4)(b)

Articles of Incorporation (see Exhibit (3)(a) above).

(4)(c)

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

_______

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

 (10)(h)  Loan and Security Agreement dated February 8, 2002 between the Registrant and Congress Financial Corporation (Southern), a subsidiary of First Union Bank (incorporated by reference to Registrant’s Annual Report on Form 10-K "File No. 1-07807", year ended December 31, 2000).

(10)(i)  Amendment to Loan and Security Agreement dated February 8, 2002 between the Registrant and Congress Financial Corporation, (incorporated by reference to Registrant’s Current Report on Form 8-K "File No. 1-07807", dated February 6, 2004).

Additional Exhibits

(14)

Officers Code of Ethics (incorporated by reference to Registrant's Annual Report on Form 10-K "File No. 1-07807", for the year ended December 31, 2003).

(21)

List of Subsidiaries of Registrant (incorporated by reference to Registrant's Annual Report on Form 10-K "File No. 1-07807", for the year ended December 31, 2002).

Note:

(1) Denotes management contract or compensatory plan or arrangement required to be filed as an Exhibit to this report pursuant to item 601 of Regulation S-K.

#