Form 10-Q
period 2004-03-28
CHAMPION PARTS INC
filed 2004-05-12
CIK 19161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2004

Commission file number 1-7807

Champion Parts, Inc.

(Exact name of registrant as specified in its charter)

Illinois	1-7807	36-2088911
(State or other jurisdiction of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

2005 West Avenue B, Hope, Arkansas	71801
(address of principal executive offices)	(Zip Code)

(870) 777-8821
Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]	No [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Shares - $0.10 Par Value	Outstanding as of March 28, 2004 3,655,266

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

#

Champion Parts, Inc.

Form 10-Q

Cross Reference Index

PART I	FINANCIAL INFORMATION	PAGE

ITEM 1.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Balance Sheet - Assets

    Balance Sheet - Liabilities & Stockholders' Equity

    Statement of Income

    Statement of Stockholders' Equity

    Statement of Comprehensive Income

    Statement of Cash Flows

    Notes to Financial Statements

		3 4 5 6 7 8 9-11
ITEM 2.	MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Management Overview

     Results of Operations

         Three Months Ended March 28, 2004

         Critical Accounting Policies and Estimates

         Recent Accounting Pronouncements

     Liquidty and Capital Resources

         Liquidity Overview

         Working Capital

         Debt

         Seasonality

         Future Outlook

         Factors Which May Affect Future Results

		12 12-13 13-14 14-15 15 16 17 17 17 18
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	18
ITEM 4.	CONTROLS AND PROCEDURES	18

PART II	OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	19
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	19
	SIGNATURE PAGE	20

EXHIBITS
31.1 31.2 32.1 32.2	SECTION 302 OFFICER CERTIFICATION - CEO SECTION 302 OFFICER CERTIFICATION -CFO SECTION 906 CERTIFICATION - CEO SECTION 906 CERTIFICATION - CFO	21 22 23 24

#

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CHAMPION PARTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS	March 28, 2004 (Unaudited)	Dec. 31, 2003 (Audited)
CURRENT ASSETS:
Cash	$ 537,000	$ 135,000
Accounts receivable, less allowance for uncollectibles of $1,021,000 and $945,000 in 2004 and 2003, respectively	9,236,000	9,956,000
Other receivables	61,000	83,000
Inventories, net of reserves	11,852,000	10,864,000
Prepaid expenses and other assets	347,000	334,000
Deferred income tax asset	36,000	36,000
TOTAL CURRENT ASSETS	22,069,000	21,408,000
PROPERTY, PLANT AND EQUIPMENT: Land	70,000	70,000
Buildings	4,405,000	4,405,000
Machinery and equipment	14,311,000	14,272,000
Gross property, plant & equipment	18,786,000	18,747,000
Less: Accumulated depreciation	16,543,000	16,423,000
NET PROPERTY, PLANT & EQUIPMENT	2,243,000	2,324,000
ASSETS HELD FOR SALE	1,475,000	1,475,000
OTHER ASSETS	434,000	434,000
TOTAL ASSETS	$26,221,000	$25,641,000

The accompanying notes are an integral part of these statements.

#

CHAMPION PARTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY	March 28, 2004 (Unaudited)	Dec. 31, 2003 (Audited)
CURRENT LIABILITIES: Accounts payable	$9,121,000	$7,681,000
Accrued expenses: Salaries, wages and employee benefits	574,000	549,000
Other accrued expenses	4,471,000	4,803,000
Taxes other than income	231,000	101,000
Current maturities of long-term debt: Current maturities – revolver	7,797,000	8,386,000
Current maturities – term notes	1,486,000	1,602,000
Current maturities – subordinated debt	19,000	67,000
Current maturities – asset purchase note	65,000	65,000
Total current maturities of long-term debt	9,367,000	10,120,000
TOTAL CURRENT LIABILITIES	23,764,000	23,254,000
DEFERRED INCOME TAXES	36,000	36,000
LONG-TERM DEBT: Long-term notes payable – subordinated debt	1,799,000	1,799,000
Long-term notes payable – City of Hope, Arkansas note	-0-	250,000
Long-term notes payable – asset purchase	50,000	65,000
TOTAL LONG-TERM DEBT	1,849,000	2,114,000
STOCKHOLDERS' EQUITY: Preferred stock - No par value; authorized 10,000,000 shares; issued and outstanding, none	-0-	-0-
Common stock - $.10 par value; authorized 50,000,000 shares; issued and outstanding, 3,655,266 shares	366,000	366,000
Additional paid-in capital	15,578,000	15,578,000
Accumulated (deficit)	(13,352,000)	(13,687,000)
Accumulated other comprehensive (loss)	(2,020,000)	(2,020,000)
TOTAL STOCKHOLDERS’ EQUITY	572,000	237,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$26,221,000	$25,641,000

The accompanying notes are an integral part of these statements.

#

CHAMPION PARTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (CONDENSED)

FOR THE PERIODS ENDED

(Unaudited)

	Three Months March 28, 2004	Three Months March 30, 2003
Net Sales	$5,468,000	$6,196,000
Costs and Expenses: Cost of products sold	4,557,000	5,159,000
Selling, distribution & administrative	680,000	647,000
Total costs and expenses	5,237,000	5,806,000
Operating income	231,000	390,000
Non-operating income/(expense): Interest (expense)	(145,000)	(121,000)
Other non-operating income	254,000	15,000
Total non-operating income/(expense)	109,000	(106,000)
Net income before income taxes	340,000	284,000
Income taxes	5,000	-0-
Net income	$ 335,000	$ 284,000

Weighted Average Common Shares Outstanding at March 28, 2004: Basic	3,655,266	3,655,266
Diluted	3,756,252	3,655,266
Earnings Per Common Share - Basic: Net income per common share - basic	$ 0.09	$ 0.08
Earnings Per Common Share - Diluted: Net income per common share - diluted	$ 0.09	$ 0.08

The accompanying notes are an integral part of these statements

#

CHAMPION PARTS, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

 (Unaudited)

	Common Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated (Deficit)	Accumulated Comprehensive (Loss)
BALANCE: Dec. 31, 2003	3,655,266	$ 366,000	$ 15,578,000	$(13,687,000)	$ (2,020,000)
Net Income	-0-	-0-	-0-	335,000	-0-
BALANCE: March 28, 2004	3,655,266	$ 366,000	$ 15,578,000	$(13,352,000)	$ (2,020,000)

The accompanying notes are an integral part of these statements

#

CHAMPION PARTS, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months March 28, 2004	Three Months March 30, 2003
Net income and other comprehensive income	$ 335,000	$ 284,000

The accompanying notes are an integral part of these statements.

#

CHAMPION PARTS, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	Three Months March 28, 2004	Three Months March 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 335,000	$ 284,000
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	120,000	109,000
Provision for inventory write-offs	(12,000)	125,000
Provision for doubtful accounts	76,000	37,000
Write-off - City of Hope, Arkansas note	(250,000)	-0-
Changes in assets and liabilities:
Accounts receivable - gross	644,000	(1,556,000)
Other accounts receivable	22,000	23,000
Inventories - gross	(976,000)	(305,000)
Prepaid expenses	(13,000)	(86,000)
Accounts payable	1,440,000	747,000
Accrued liabilities and other	(177,000)	(136,000)
NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES	1,209,000	(758,000)

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(39,000)	(165,000)
NET CASH USED IN INVESTING ACTIVITIES	(39,000)	(165,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Payments)/borrowings under revolving loan	(589,000)	974,000
Payments on term note obligations	(116,000)	(116,000)
Payments under subordinate debt obligations	(48,000)	(48,000)
Payments under acquisition note obligations	-0-	(83,000)
Payments under asset acquisition note obligations	(15,000)	-0-
NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES	(768,000)	727,000

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	402,000	(196,000)

CASH & CASH EQUIVALENTS - Beg. of period	135,000	246,000

CASH & CASH EQUIVALENTS - End of period	$ 537,000	$ 50,000

Supplemental disclosures of cash flow information Cash paid during the quarter:
Income taxes	$ 36,000	$ -0-
Interest	162,000	115,000

The accompanying notes are an integral part of these statements.

#

CHAMPION PARTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

_________________________________________________________________

Note 1.

The accompanying financial statements for the three months ending March 28, 2004 and March 30, 2003 have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  The condensed consolidated financial statements and these notes should be read in conjunction with the consolidated financial statements and footnotes of the Company included in the Company's Annual Report submitted on Form 10-K for the year ended December 31, 2003.

The consolidated balance sheet at December 31, 2003 has been derived from the audited financial statements at that date.

Certain amounts relating to March 30, 2003 have been reclassified to conform to the current year's presentation.

The Company previously adopted Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information” and  management  views the Company as one business  segment, the remanufacturing of auto parts.

Note 2.

Basis of Presentation - The accompanying consolidated financial statements have been prepared on the going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's credit facility expired on February 8, 2004. The Company and the lender entered into an amended credit facility which expired on May 8, 2004 and has subsequently entered into a  Second Amendment extending the expiration date to June 8, 2004.  The amended credit facility has reduced the Company's total availability to borrow from $14,000,000 to $10,500,000 and increased the interest rates. The reduction in the credit facility has significantly reduced the Company's cash availability. The Company is presently seeking to replace the credit facility. Management  is in the process of negotiating a new revolving credit facility, obtaining term financing on the Company's Hope property and has a pending  agreement to sell the Company's Beech Creek property subject to certain contingencies, including satisfaction of the Buyer as to environmental matters. There is no assurance that any of these transactions will be consumated and the failure to do so would adversely affect the ability of the company to meet its working capital requirements.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, although the report of our independent accountant as of and for the year ended December 31, 2003 expresses substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3.

The information furnished herein reflects all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period.  Results of operations for the three months ending March 28, 2004 are not necessarily indicative of results to be expected for the entire year.

#

Note 4.

Inventories are valued at the lower of cost (first-in, first-out method) or market.  A summary of the gross inventories and reserves follows:

	March 28, 2004	Dec. 31, 2003
Gross Inventories:
Raw cores	$ 6,735,000	$ 6,863,000
Parts	2,582,000	2,369,000
Sub-total raw materials	9,317,000	9,232,000
Work-in-process	3,651,000	3,545,000
Finished goods	5,547,000	4,762,000
Total inventories, gross	$ 18,515,000	$ 17,539,000

Inventory Reserves:
Core devaluation reserve	$ (3,158,000)	$ (3,089,000)
Obsolescence reserves	(3,121,000)	(3,062,000)
Valuation reserves	(384,000)	(524,000)
Total inventory reserves	$ (6,663,000)	$ (6,675,000)

Total Inventories, net	$ 11,852,000	$ 10,864,000

Note 5.

For reporting purposes, product and core returns are offset against gross sales in arriving at net sales.  Total returns for the three months ended March 28, 2004 were $1,387,000 compared to $1,735,000 at March 30, 2003.

Note 6.

Long-lived Assets - The Company reviews the carrying values of its long-lived assets and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable.  Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less cost to sell.  As of March 28, 2004 there has been no impairment of long lived-assets.

Note 7.

Assets Held for Sale - Represent the land, buildings and building improvements for the Beech Creek, Pennsylvania facility that ceased operation on March 15, 2002.  The carrying values of these assets were reviewed by Management for possible impairment and whether the carrying value would be recoverable.  The assets are valued at the lower of cost or market.  As of March 28, 2004 there has been no impairment of assets held for sale.

Note 8.

Income tax expense recorded for the first quarter represents an accrual for one quarter of the estimated annual tax liability. There was no income tax expense attributable to operations for the three months ended March 28, 2004.  The income tax expense attributable to operations for the three months ended March 30, 2003, differed from the amounts computed by applying the federal income tax rate of 34% principally as a result of tax benefits recognized related to the carry forward of net operating losses.

#

Note 9.

The Company entered into a three-year credit facility on February 8, 2001, with Congress Financial Corporation, a subsidiary of First Union Bank.  Maximum credit available under the Congress facility was $14,000,000, with available letter of credit accommodations of $1,750,000, and two term loans totaling $2,913,000 on fixed assets and real properties.  Interest rates on facility were for revolving debt, lender prime (4%) plus 3/4%, for term debt, lender prime (4%) plus 1%, and for letters of credit 2% per annum on the daily outstanding balance.

On February 6, 2004, the Company entered into an amendment to the Loan and Security Agreement with Congress Financial Corporation extending the maturity date of its revolving line of credit and its term loan from February 8, 2004 to May 8, 2004. A Second Amendment was entered into on May 7, 2004 extending the expiration date to June 8, 2004.  Under the terms of the amendments, the availability to borrow on the line of credit decreased from $14,000,000  to $10,500,000. The revolving loan interest and term loan interest rates increased to 2.75% and 3.00% in excess of the lender prime rate, respectively.

At March 28, 2004, the balance outstanding on the Company’s total loan facility was $9,283,000 (a revolver balance of $7,797,000 and a term loan balance of $1,486,000) and letter of credit accommodations were $40,000. The balance outstanding on the loan facility at December 31, 2003 was $9,988,000 and letter of credit accommodations of $50,000.

The carrying amount of long-term debt (excluding the restructured vendor debt) approximates fair market value because the interest rates on substantially all the debt fluctuate based on changes in market rates.

The  current maturities balances of  term and revolver debt at March 28, 2004, reflect the entire balances due Congress Financial Corporation at the expiration of the amended facility period on June 8, 2004.

The Company is in compliance with the tangible net worth covenant contained in the loan agreement.

Note 10.

At March 28, 2004, the Company met job expansion incentives and the $250,000 City of Hope, Arkansas note was forgiven. The forgiveness of the debt was taken into non-operating income.

#

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

      CONDITION AND RESULTS OF OPERATIONS

Management Overview

First quarter 2004 net sales of $5,468,000 were $728,000, or 11.7%, lower than first quarter 2003 primarily reflecting the continuing decline of carburetor net sales.  Cost of products sold for the quarter were lower than first quarter 2003 by $602,000, or 11.7%, proportionate with the net sales decline.  However, operating expenses were higher than 2003 by $33,000 primarily as a result of costs associated with the Beech Creek, Pennsylvania facility which is in the process of being sold.  Operating income for the quarter was $231,000 versus $390,000 for the same period in 2003, reflecting  relatively fixed operating costs with a decline in net sales. Interest cost for the quarter was up $24,000 over 2003, reflecting the two percentage point increase that resulted from extending the expired loan facility. At the end of the quarter, the Company met job expansion incentives and the $250,000 City of Hope, Arkansas  note was forgiven.  This accounts for the significant gain in non-operating income during the quarter.  As a result of the loan forgiveness, the Company’s net income for the quarter was $335,000, a $51,000, or 18.0%, increase over the $284,000 reported for the same period in 2003.

The Company has financed its working capital needs through the use of its bank credit facility and the cash flow generated from operations. At March 28, 2004, the total balance outstanding on the Company’s loan facility, revolver and term loans, was $9,283,000 and letter of credit accommodations were $40,000.  This compares to a total loan balance at December 31, 2003 of $9,988,000 and letter of credit accommodations of $50,000.

On February 6, 2004, the Company entered into an amendment to the Loan and Security Agreement with Congress Financial Corporation, extending the maturity date of its revolving line of credit and its term loan from February 8, 2004 to May 8, 2004. A Second Amendment was entered into on May 7, 2004 extending the expiration date to June 8, 2004. Under the terms of the  amendments, the total amount available to borrow on the line of credit decreased from $14,000,000 to $10,500,000.  The revolving loan interest and term loan interest rates increased to 2.75% and 3.00% in excess of the lender prime rate, respectively.

The Company is anticipating replacement of the existing loan facility with a new $14,000,000 revolving loan facility with another lender and a new term loan with a group of local lenders on the Hope, Arkansas property.  In addition, the Company has a sale agreement pending on its real estate property in Beech Creek, Pennsylvania subject to certain contingencies, including satisfaction of the Buyer as to environmental matters.  Management believes that once the real estate sale is completed and new credit facilities are in place, the Company's borrowing availability under the new revolving credit agreement, together with the cash flow generated from operations, will be sufficient to meet the working capital needs over the next fiscal year and beyond. There is no assurance that any of these transactions will be consumated and the  failure to do so would adversely affect the ability of the company to meet its working capital requirements.

RESULTS OF OPERATIONS

Three months ended March 28, 2004 compared to three months ended March 30, 2003

Net sales for the quarter ending March 28, 2004 were $5,468,000 versus net sales of $6,196,000 for the same fiscal quarter in 2003.  The $728,000, or 11.7%, decrease in net sales compared to 2003 reflected  the continuing decline of carburetor net sales combined with lower than expected demand in air conditioning products that resulted from a large customer losing one of its primary customers.  Partially offsetting these declines were higher sales in the traditional markets of heavy duty, agricultural and CV axle product lines. Total product and core returns, which are accounted for as reductions to gross sales, were 19.9% and 21.5% of gross sales for the first quarter of 2004 and 2003, respectively. The lower percentage for the first quarter of 2004 reflects the impact of lower product return credits issued.

#

Carburetor net sales were 44.6% and 49.8% of total net sales, respectively, for the first quarter of 2004  and 2003. Even though new vehicles sold are no longer equipped with carburetors in the United States and Canada, the Company continues to sell replacement units for older vehicles which predominantly use carburetors.  The Company expects that the trend in carburetor sales will continue to be a steady decline in future periods.  In addition, carburetor margins may be negatively impacted in the future as customers accelerate product returns during periods of declining demand.

Cost of products sold were $4,557,000, or 83.4%, of net sales for 2004 as compared to $5,159,000, or 83.3%, for the first quarter of 2003.  The $602,000, or 11.7% decrease versus 2003 is primarily attributed to the net sales decrease.

Selling, distribution and administrative expenses for the first quarter 2004 were $680,000 compared to $647,000 in first quarter of 2003. The spending increase of $33,000 reflects the residual operating costs of the idle Pennsylvania facility (taxes, insurance and utilities) being recorded in administrative overhead.  Administrative spending excluding these costs was approximately even with the prior year.

Operating income for the quarter was $231,000, compared to $390,000 for the first quarter of 2003.  The operating income decline versus 2003 can be attributed to relatively fixed operating costs with a decline in net sales.

Interest expense of $145,000 for the quarter was up $24,000 over 2003, reflecting the two percentage  point increase that resulted from extending the expired loan facility.

Non-operating income was $254,000 for the first quarter versus $15,000 recorded in 2003. At the end of the quarter, the Company met job expansion incentives and the $250,000 City of Hope, Arkansas note was forgiven.  This primarily accounts for the significant gain in non-operating income during the quarter.

Net income was $335,000 for the first quarter versus $284,000 for 2003, an increase of $51,000, or 18.0%.  The significant increase in non-operating income reflecting the loan write-off discussed earlier, accounted for the improvement offsetting the lower operating income.

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

#

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

Deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.  At March 28, 2004, the Company’s deferred tax asset consisted principally of net inventory reserves and net operating loss carryforwards.  The Company’s deferred tax asset has been reduced by a valuation allowance to the extent such benefits are not expected to be fully utilized.

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

1.

a financial instrument  issued in the form of shares that is mandatorily redeemable and embodies an unconditional obligation that requires the issuer to redeem it by transferring its assets at a specified or determinable date or upon an event that is certain to occur;

#

2.

a financial instrument, other than an outstanding share, that embodies an obligation to repurchase the issuer’s equity shares, or is indexed to such an obligation, and requires the issuer to settle the obligation by transferring assets; and

3.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Overview

The Company's credit facility expired on February 8, 2004. The Company and the lender entered into an amended credit facility which expired on May 8, 2004. A second amendment was entered into on May 7, 2004 extending the expiration date to June 8, 2004. The amended credit facility reduced the Company's availability to borrow from $14,000,000 to $10,500,000, increased the interest rates and reduced loan availability via an availability block reserve of $250,000. This reduction in the credit facility has significantly limited the Company's cash availability for current working capital needs. The Company is presently working towards replacing the total credit facility. Management is in the process of negotiating a new $14,000,000 revolving credit facility, obtaining term financing on the Company's Hope real estate and has a pending agreement to sell the Company's Beech Creek, Pennsylvania property subject to certain contingencies, including satisfaction of the Buyer as to environmental matters.  There is no assurance that any of these transactions will be consumated and the failure to do so would adversely affect the ability of the company to meet its working capital requirements.

#

Management believes that once the new credit facilities are in place and the real estate sale is completed, the Company's borrowing availability under these new credit agreements, together with the cash flow generated from operations, will be sufficient to meet its working capital needs over the next fiscal year and beyond.

Working Capital

Net working capital at March 28, 2004 was a negative $1,695,000 compared to negative $1,846,000 at December 31, 2003.  The negative working capital at the end of the quarter and at the 2003 year-end is principally a result of moving the long-term debt balances for term notes and revolver debt to current maturities of long-term debt, to reflect the expiration of the loan facility with Congress Financial Corporation.  Without the impact of this reclassification, net working capital would have been a positive $7,126,000 at the quarter-end versus $7,679,000 at December 31, 2003, a decrease of $553,000. This decrease reflects higher net trade accounts payable, which have resulted from the tightening of the revolver loan availability by the Company's current lender.

Compared to the March 30, 2003 balance of negative $2,499,000, net working capital is up $804,000 primarily as a result of higher inventories and lower accrued expenses.

Net trade accounts receivable at March 28, 2004 were $9,236,000, a decrease of $720,000 versus the year-end 2003 balance of $9,956,000.  The decrease in the Company's accounts receivable balances at quarter-end versus the year-end generally reflects a decrease in sales during the quarter combined  with increased collections.

When compared to the March 30, 2003 trade receivables balance of $10,626,000, the quarter-end balance is $1,390,000 lower reflecting the substantially lower invoicing during the first quarter.

Net inventories of $11,852,000 at March 28, 2004 were $988,000 higher as compared to the year-end 2003 balance of $10,864,000.  The increase in inventory reflects higher finished goods, work-in-process and parts inventories partially offset by lower raw core balances. The finished goods inventory increase is due to a timing shift of sales normally anticipated in the first quarter to the second quarter.

Compared to the March 30, 2003 balance of $10,396,000, the $1,456,000 inventory increase is explained by a build-up at B & T to meet seasonal demand.

Accounts payable at March 28, 2004 were $9,121,000 compared to a balance at year-end 2003 of $7,681,000. The $1,440,000 increase in accounts payable is due to the higher net trade accounts payable which have resulted from the tightening of the revolver loan availability by the Company's current lender.

Compared to the March 30, 2003 balance of $8,763,000, accounts payable increased $358,000 for the same reason.

Accrued expenses of $4,471,000 were $332,000 below the fiscal year-end 2003 balance of $4,803,000, principally reflecting a decrease in the environmental reserve reflecting the payment of the Company's portion of the final settlement of the Puente Valley, California proceedings lawsuit.

Compared to the March 30, 2003 balance of $4,985,000, accrued expenses are down $514,000 due to the decrease of the environmental reserve mentioned earlier combined with a lower  sales credit accrual reflecting higher customer credits actually issued during the the past twelve months.

#

Debt

The Company entered into a credit facility with Congress Financial Corporation, a subsidiary of  First Union Bank, on February 8, 2001. Maximum credit available under this loan facility was originally for $14,000,000, including available letter of credit accommodations of $1,750,000, and term loans totaling $2,913,000 on fixed assets and real properties.  Interest rates on the facility were originally for revolving debt, lender prime rate (4%) plus 3/4%, for term debt, lender prime rate plus 1.00%, and for letters of credit, 2.00% per annum on the daily outstanding balance.

On February 6, 2004, the Company entered into an amendment to the Loan and Security Agreement with Congress Financial Corporation extending the maturity date of its revolving line of credit and its term loan from February 8, 2004 to May 8, 2004. A Second Amendment was entered into on May 7, 2004 extending the expiration date to June 8, 2004. Under the terms of the amendments, total availability to borrow on the line of credit decreased from $14,000,000 to $10,500,000. The revolving loan interest and term loan interest rates increased to 2.75% and 3.00% in excess of the lender prime rate, respectively.

At March 28, 2004, the balance outstanding on the Company’s total loan facility was $9,283,000 (a revolver balance of $7,797,000 and a term loan balance of $1,486,000) and letter of credit accommodations were $40,000. This compares to a total  loan balance at December 31, 2003 of $9,988,000  and letter of credit accommodations of $50,000.

At March 28, 2004, the Company met job expansion incentives and the $250,000 City of Hope, Arkansas note was forgiven. The forgiveness of the debt was taken into non-operating income.

SEASONALITY

The Company's business is slightly seasonal in nature, primarily as a result of the impact of weather conditions and the agricultural cycle on the demand for certain automotive and agricultural replacement parts.  Historically, the Company's sales and profits are generally the highest in the first half of the year trending down through the summer months.

FUTURE OUTLOOK

The Company ceased operations at its Pennsylvania facility on March 15, 2002 and the inventory and capital equipment was transferred to the Company’s Arkansas and Florida facilities or sold as of December 31, 2002. The closing of the Pennsylvania facility eliminated having to operate two plants significantly under capacity and allowed the Company to reduce costs and improve operating efficiencies.  In future months, additional benefits will be derived should the pending sale of the Pennsylvania facility be completed.

Growth in revenue and operating profit from the sales of air conditioning compressors has mitigated much of the declining carburetor product line sales during the past two years. Management is also pursuing other new products and new markets for existing products. This includes internal new product development as well as acquisition opportunities.

#

FACTORS WHICH MAY AFFECT FUTURE RESULTS

This quarterly report contains forward-looking statements that are subject to risks and uncertainties, including but not limited to the statements under "Future Outlook" and to the following:

The competitive environment has caused, and is continuing to cause, changes in the distribution channels between volume retailers and traditional warehouse/distributors.  The Company has diversified its customer base and currently serves all major aftermarket segments, including large volume automotive retailers, original equipment manufacturers of automotive equipment and automotive warehouse distributors. The decline in carburetor product sales over the longer term could impact future results. The Company expects the growth in air conditioning product sales to partially offset this impact. There is no assurance that the sales increases in air conditioning products will exceed the decreases in carburetor sales or the contribution of carburetor sales to net income.

The Company’s six largest customers accounted for a total of 88.3% of the Company’s net sales in the quarter ending March 28, 2004, with the four largest customers aggregating 76.3% of the total. For the same period in 2003, the Company’s six largest customers accounted for a total of 92.8% of the Company’s net sales, with the four largest customers comprising 84.1% of the total. A significant reduction in the level of net sales or the loss of a large customer would have a materially adverse impact on the Company’s financial condition and results of operations.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has a credit facility, which bears interest at various rates that are based on the bank prime  rate. Interest on $9,283,000, or 82.8%, of the Company's debt was variable based on the lender’s prime rate. Consequently, a general increase of 1% in the lender’s prime rate would result in additional interest cost of approximately $93,000 if the same debt level and structure were to be maintained.

ITEM 4.    CONTROLS AND PROCEDURES

The Company has carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures provide reasonable assurance that such disclosure controls and procedures are effective in timely providing them with material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission filings. There have been no significant changes in the Company’s internal controls over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, such internal controls.

#

PART II.     OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Lawson Street, City of Industry, California Cleanup Proceedings,  Puente Valley, California Superfund Proceeding and Double Eagle Superfund Proceeding.

See Registrant’s Annual Report on Form 10-K, December 31, 2003, Environmental Section, pages 7 through 9, for latest background of these proceedings.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits

1.

Exhibit 31.1 – CEO Section 302 Officer Certification - CEO

2.

Exhibit 31.2 – CFO Section 302 Officer Certification - CFO

3.

Exhibit 32.1 – CEO Section 906 Certification - CEO

4.

Exhibit 32.2 – CFO Section 906 Certification - CFO

(a)

Reports on Form 8-K

1.

The Company filed a Current Report on Form 8-K on May 6, 2004. The Form 8-K reported that in accordance with “Item 5.  Other Events and Regulation FD Disclosure”, on May  6, 2004, Champion Parts, Inc. entered into a second  amendment to the Loan and Security Agreement with Congress Financial Corporation extending the maturity date of its revolving line of credit and its term loans from May 8, 2004 to June 8, 2004.

2.

The Company filed a Current Report on Form 8-K on April 1, 2004. The Form 8-K reported that in accordance with “Item 12. Regulation FD Disclosure”, on April 1, 2004, Champion Parts, Inc. issued a press release announcing earnings for the Fiscal Year ended December 31, 2003 and for the fourth quarter of 2003.  The Company’s Form 10-K was filed with the Securities and Exchange Commission on March 30, 2004.

3.

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

Date:   May 12, 2004

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

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an quarterly report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 12, 2004	/s/ Jerry A. Bragiel
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

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an quarterly report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 12, 2004	/s/ Richard W. Simmons
Richard W. Simmons Vice President Finance, Chief Financial Officer

#

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PERSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Champion Parts, Inc., (the “Company”) on Form 10-Q for the quarter ended March 28, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Jerry A. Bragiel, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1)   The Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

(2)   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

May 12, 2004	/s/ Jerry A. Bragiel Jerry A. Bragiel President and Chief Executive Officer

A signed original of this written statement required by Section 906 has been provided to Champion Parts, Inc. and will be retained by Champion Parts, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

#

Exhibit 32.2

CERTIFICATION PERSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PERSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Champion Parts, Inc.  (the “Company”) on Form 10-Q for the quarter ended March 28, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Richard W. Simmons, Vice President Finance and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1)   The Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

(2)   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

May 12, 2004	/s/ Richard W. Simmons Richard W. Simmons Vice President Finance, Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to Champion Parts, Inc. and will be retained by Champion Parts, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

#