Form 10-K/A
period 2003-12-31
CHAMPION PARTS INC
filed 2004-07-02
CIK 19161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K/A

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

#

EXPLANATORY NOTE

Champion Parts, Inc. (the "Company") is filing this amendment to its Annual Report on Form 10-K for the fiscal year ended December 31, 2003, originally filed March 30, 2004, in order to comply with EITF Issue No. 95-22, "Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement,"("EITF 95-22").  This amendment to the original Form 10-K amends and restates the original Form 10-K data for the year ended December 31, 2002 in its entirety, but does not reflect events occurring after the original filing of the Form 10-K.  All information contained in this amendment and the original Form 10-K is subject to updating and supplementing as provided in the periodic reports filed subsequent to the original filing date with the Securities and Exchange Commission.  This Form 10-K/A contains no changes to the Consolidated Statements of Income and Comprehensive Income/(Loss), Changes in Stockholders Equity, or Cash Flows as previously reported, although this Form 10-K/A does include changes in the Consolidated Balance Sheet and disclosures for the year ended December 31, 2002 as described below:

Part II - Item 6. - Selected Financial Data - Note 4:

Note 4 has been revised to reflect that debt obligations shown at the bottom of the schedule equals the total current and long-term debt. The reclassification of the Company's revolving credit facility pursuant to EITF 95-22 for the year ended December 31, 2002, would cause the data reported on this line not to be comparable.

Part II - Item 7. - Management's Discussion and Analysis of Operations and Financial Condition - Liquidity and Capital resources - Net Working Capital:

Discussion of changes in Net Working Capital has been updated to reflect the reclassification of revolver debt for December 31, 2002.

Part II - Item 7. - Management's Discussion and Analysis of Operations and Financial Condition - - Liquidity and Capital resources - Debt:

Paragraph added for disclosure concerning the reclassification of the Company's revolving credit facility pursuant to EITF 95-22 for the year ended December 31, 2002.

Part II - Item 8. - Financial Statements and Supplementary Data - - Consolidated Financial Statements - Consolidated Balance Sheets - Liabilities and Stockholder's Equity:

Amounts for current portion of long-term debt, total current liabilities and long-term debt at December 31, 2002 have been restated from amounts originally reported as follows:

#

December 31, 2002

		Originally
LIABILITIES AND STOCKHOLDERS’ EQUITY	Restated	Reported

CURRENT LIABILITIES:
Accounts payable	$8,016,000	$8,016,000
Accrued expenses	5,652,000	5,652,000
Current maturities of long-term debt:
Current maturities – revolver	6,901,000	-0-
Current maturities – term notes	463,000	463,000
Current maturities – subordinated debt	192,000	192,000
Current maturities – B & T acquisition note	83,000	83,000
Total current maturities of long-term debt	7,639,000	738,000
Total current liabilities	21,307,000	14,406,000
DEFERRED INCOME TAXES	56,000	56,000
LONG-TERM DEBT:
Long-term notes payable – revolver	-0-	6,901,000
Long-term notes payable – term notes	1,602,000	1,602,000
Long-term notes payable – subordinated debt	2,017,000	2,017,000
Long-term notes payable – City of Hope, Arkansas note	250,000	250,000
Total long-term debt	3,869,000	10,770,000
STOCKHOLDERS' (deficit):
Total stockholders’ (deficit)	(852,000)	(852,000)

Total liabilities and stockholders’ (deficit)	$24,380,000	$24,380,000

Part II - Item 8. - Financial Statements and Supplementary Data - - Consolidated Financial Statements - Summary of Significant Accounting Policies - Reclassifications:

Added sentence, "The Balance Sheet for the year ended December 31, 2002 was reclassified pursuant to EITF 95-22 to reflect the Company's revolving credit facility as current maturities of long-term debt".

Part II - Item 8. - Financial Statements and Supplementary Data - - Consolidated Financial Statements - Notes to Consolidated Financial Statements - Note 3. Debt:

The captions at the bottom of the debt summary have been restated as follows:

December 31, 2002

Originally
	Restated	Reported
Total debt	$ 11,508,000	$ 11,508,000
Less portion due within one year	7,639,000	738,000
Total long-term debt	$ 3,869,000	$ 10,770,000

Part II - Item 8. - Financial Statements and Supplementary Data - - Consolidated Financial Statements - Notes to Consolidated Financial Statements - Note 3. Debt - Disclosures:

Paragraph added for disclosure concerning the reclassification of the Company's revolving credit facility pursuant to EITF 95-22 for the year ended December 31, 2002.

#

Champion Parts, Inc.

Form 10-K

Cross Reference Index

PAGE
EXPLANATORY NOTE	2-3

PART IV
	Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	31-32
		Signature Page	33
		Officer Certifications (Sarbanes - Oxley) – Exhibits 31 & 32	34-37

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

#

Item 6.      Selected Financial Data

	2003	2002	2001	2000	1999
Income Summary:
Net Sales	$24,038,000	$24,790,000	$21,936,000	$22,245,000	$28,567,000
Costs and Expenses:
Operating costs and other, net (Note 1)	22,403,000	23,889,000	21,428,000	20,904,000	26,270,000
Gain on disposal of assets (Note 2)	-0-	-0-	-0-	(26,000)	-0-
Gain on sale of investment (Note 3)	-0-	-0-	-0-	(753,000)	-0-
Interest - net	468,000	529,000	491,000	556,000	539,000
Total costs and expenses	22,871,000	24,418,000	21,919,000	20,681,000	26,809,000
Net Income before income taxes	1,167,000	372,000	17,000	1,564,000	1,758,000
Income taxes	37,000	5,000	10,000	100,000	27,000
Net Income	$1,130,000	$ 367,000	$ 7,000	$1,464,000	$1,731,000
Average Common Shares Outstanding and Share Equivalents:
Basic	3,655,266	3,655,266	3,655,266	3,655,266	3,655,266
Diluted	3,704,465	3,655,266	3,671,497	3,689,190	3,687,544
Basic Earnings per Common Share:
Net Income per Common Share	$ 0.31	$ 0.10	$ 0.00	$ 0.40	$ 0.47
Diluted Earnings Per Common Share:
Net Income per Common Share	$ 0.31	$ 0.10	$ 0.00	$ 0.40	$ 0.47
At Year-End:
Total Assets	$ 25,641,000	$ 24,380,000	$ 23,980,000	$ 18,840,000	$ 19,575,000
Debt Obligations (Note 4)	$ 12,234,000	$ 10,770,000	$ 11,400,000	$ 5,713,000	$ 6,076,000

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

Note 4:

For this schedule, the current maturities of long-term debt and long-term debt are added together to equal debt obligations in order to reflect comparable numbers with all periods presented.

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

#

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

Interest expense was $529,000 for 2002 versus $491,000 in 2001.  The $38,000 interest expense increase principally reflects an increase in the revolver borrowing balance, which resulted at the end of last year when the Hope Industrial Revenue bond was retired, a $700,000 final payment.

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

Liquidity and Capital Resources

Liquidity Overview

The Company's credit facility expired on February 8, 2004. The Company and the lender entered into an amended credit facility, which expires on May 8, 2004. The amended credit facility reduced the Company's availability to borrow from $14,000,000 to $10,500,000, increased the interest rates and reduced loan availability via an availability block reserve of $250,000. This reduction in the credit facility has significantly limited the Company's cash availability for current working capital needs. The Company is presently seeking to replace the total credit facility. Management is in the process of negotiating a new $14,000,000 revolving credit facility, obtaining term financing on the Company's Hope real estate and has a signed contract to sell the Company's Beech Creek, Pennsylvania property.  Implementation of a new revolving credit facility is conditioned on the sale of the Pennsylvania property and financing of the Hope properties. There can be no assurance that the Pennsylvania property will be sold or that the credit facilities will be implemented.

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

Working Capital

Net working capital at December 31, 2003 was a negative $1,846,000 compared to negative $1,066,000 at December 31, 2002.  The $780,000 decrease in working capital over the 2002 year-end is principally a result of higher net trade accounts receivables and inventories, and lower accounts payable.

#

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

The Company has restated its Consolidated Balance Sheet as of December 31, 2002 to properly classify the Revolving Credit Facility as a current liability in accordance with EITF 95-22, "Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement,"("EITF 95-22").  This restatement has no impact on the Company's results of operations or cash flows for the year ended December 31, 2002.  The Revolving Credit Loan is classified as a current liability in accordance with EITF 95-22 since the Loan and Security Agreement contains a subjective acceleration clause and contractual provisions that require the cash receipts of the Company be used to repay amounts outstanding under the revolving credit facility.

#

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

#

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

#

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

#

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

Item 8.       Financial Statements and Supplementary Data

The financial statements and supplementary data called for by this item are listed in the accompanying table of contents for consolidated financial statements and financial statement schedule and are filed herewith (See page 39).

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

#

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

Beneficial Owner:	Number of Common Shares Beneficially Owned (Note 1)	Percent of Common Shares Outstanding
RGP Holding, Inc. Wilmington, Delaware (Note 2)	1,296,612	35.5%
Champion Parts, Inc. Employee Stock Ownership Plan (Notes 3 & 4)	23,111	0.6%
John R. Gross, Director	165,313	4.5%
Raymond F. Gross, Director	31,164	0.8%
W. Jason Guzek Director	---	---
Barry L. Katz, Director (Note 2)	250	**
Raymond G. Perelman, Director (Note 2)	1,296,612	35.5%
Jerry A. Bragiel, President & CEO (Note 5)	138,984	3.8%
Richard W. Simmons, V.P. Finance, CFO & Secretary (Note 5)	12,000	0.3%
All directors and executive officers As a group (7 persons)	1,644,323	45.0%

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

Item 13.       Certain Relationships and Related Transactions

None

#

Item 14.      Principal Accountant Fees and Services

The following table summarizes the total fees paid to the Company's Independent Certified Public Accountants, BDO Seidman, LLP for professional services provided during the twelve-month periods ended:

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

CHAMPION PARTS, INC.

Date: July 2, 2004	By: /s/ Richard W. Simmons
Richard W. Simmons
Vice President Finance, CFO and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons have signed this report below on July 2, 2004.

By: /s/ Jerry A. Bragiel	By: /s/ W. Jason Guzek
Jerry A. Bragiel, President & CEO	W. Jason Guzek, Director

By : /s/ Raymond G. Perelman	By: /s/ John R. Gross
Raymond G. Perelman, Director	John R. Gross, Director

By : /s/ Barry L. Katz	By: /s/ Raymond F. Gross
Barry L. Katz, Director	Raymond F. Gross, Director

#

Exhibit 31.1

SECTION 302 OFFICERS CERTIFICATION

I, Jerry A. Bragiel, President and Chief Executive Officer, certify that:

1.	I have reviewed this annual report on Form 10-K/A of Champion Parts, Inc.;

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

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: July 2, 2004	/s/ Jerry A. Bragiel
Jerry A. Bragiel President and Chief Executive Officer

#

Exhibit 31.2

SECTION 302 OFFICERS CERTIFICATION

I, Richard W. Simmons, Vice President Finance, Chief Financial Officer, certify that:

1.	I have reviewed this annual report on Form 10-K/A of Champion Parts, Inc.;

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

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: July 2, 2004	/s/ Richard W. Simmons
Richard W. Simmons Vice President Finance, Chief Financial Officer

#

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PERSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Champion Parts, Inc., (the “Company”) on Form 10-K/A for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Jerry A. Bragiel, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

July 2, 2004	/s/ Jerry A. Bragiel Jerry A. Bragiel President and Chief Executive Officer

A signed original of this written statement required by Section 906 has been provided to Champion Parts, Inc. and will be retained by Champion Parts, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

#

Exhibit 32.2

CERTIFICATION PERSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PERSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Champion Parts, Inc.  (the “Company”) on Form 10-K/A for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Richard W. Simmons, Vice President Finance and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

July 2, 2004	/s/ Richard W. Simmons Richard W. Simmons Vice President Finance, Chief Financial Officer

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

#

CHAMPION PARTS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

Page

Report of Independent Certified Public Accountants	40

Consolidated Financial Statements (Item 14(a)(1)):
The following consolidated financial statements of Champion Parts, Inc. and subsidiaries are included in Part II, Item 8:

Consolidated balance sheets - years ended December 31, 2003 and December 31, 2002	41-42

Consolidated statements of income - years ended December 31, 2003, December 31, 2002 and December 31, 2001	43

Consolidated statements of stockholders' equity - years ended December 31, 2003, December 31, 2002 and December 31, 2001	44

Consolidated statements of comprehensive income/(loss) - years ended December 31, 2003, December 31, 2002 and December 31, 2001	45

Consolidated statements of cash flows - years ended December 31, 2003, December 31, 2002 and December 31, 2001	46

Notes to consolidated financial statements	47-65
Consolidated Financial Statement Schedule (Item 14(a)(2)):

Schedule II - Valuation and qualifying accounts	66

Exhibit Index	67-68

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

The consolidated balance sheet at December 31, 2002 and Note 3 have been restated to reflect the Company's revolving credit facility as a current liability rather than a long-term liability in accordance with Emerging Issues Task Force Issue No. 95-22, "Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement."

/s/ BDO Seidman, LLP

Chicago, Illinois

March 22, 2004, except for

the sixth paragraph of Note 3,

which is as of July 2, 2004

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

#

CHAMPION PARTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Dec. 31, 2003	Dec. 31, 2002 (As Restated)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,681,000	$8,016,000
Accrued expenses:
Salaries, wages and employee benefits	549,000	375,000
Other accrued expenses	4,803,000	5,155,000
Taxes other than income	101,000	122,000
Current maturities of long-term debt:
Current maturities – revolver	8,386,000	6,901,000
Current maturities – term notes	1,602,000	463,000
Current maturities – subordinated debt	67,000	192,000
Current maturities – B & T acquisition note	-0-	83,000
Current maturities – asset purchase note	65,000	-0-
Total current maturities of long-term debt	10,120,000	7,639,000
Total current liabilities	23,254,000	21,307,000
DEFERRED INCOME TAXES	36,000	56,000
LONG-TERM DEBT:
Long-term notes payable – term notes	-0-	1,602,000
Long-term notes payable – subordinated debt	1,799,000	2,017,000
Long-term notes payable – City of Hope, Arkansas note	250,000	250,000
Long-term notes payable – asset purchase note	65,000	-0-
Total long-term debt	2,114,000	3,869,000
STOCKHOLDERS' EQUITY/(DEFICIT):
Preferred stock - No par value; authorized, 10,000,000 shares; issued and outstanding, none	-0-	-0-
Common stock - $.10 par value; authorized, 50,000,000 shares, issued and outstanding , 3,655,266 shares	366,000	366,000
Additional paid-in capital	15,578,000	15,578,000
Accumulated (deficit)	(13,687,000)	(14,817,000)
Accumulated other comprehensive (loss)	(2,020,000)	(1,979,000)
Total stockholders’ equity/(deficit)	237,000	(852,000)
Total liabilities and stockholders’ equity/(deficit)	$25,641,000	$24,380,000

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

The accompanying notes are an integral part of these statements

#

CHAMPION PARTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY/(DEFICIT)

THREE YEARS ENDED DECEMBER 31, 2003

	Common Shares	Stock Amount	Paid-in Capital	Accumulated (Deficit)	Accumulated Other Comprehensive Income/(Loss)
Balance: Dec. 31, 2000	3,655,266	$ 366,000	$ 15,578,000	$(15,191,000)	$ -
Net Income	-	-	-	7,000	-
Min. pension liability- (loss)	-	-	-	-	(415,000)
Balance: Dec. 31, 2001	3,655,266	$ 366,000	$ 15,578,000	$(15,184,000)	$ (415,000)
Net Income	-	-	-	367,000	-
Min. pension liability- (loss)	-	-	-	-	(1,564,000)
Balance: Dec. 31, 2002	3,655,266	$ 366,000	$ 15,578,000	$(14,817,000)	$ (1,979,000)
Net Income	-	-	-	1,130,000	-
Min. pension liability- (loss)	-	-	-	-	(41,000)
Balance: Dec. 31, 2003	3,655,266	$ 366,000	$ 15,578,000	$(13,687,000)	$ (2,020,000)

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

The accompanying notes are an integral part of these statements

#

CHAMPION PARTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - YEARS ENDED

	Dec. 31, 2003	Dec. 31, 2002	Dec. 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$ 1,130,000	$ 367,000	$ 7,000
Adjustments to reconcile net income to net cash Provided by/(used in) operating activities:
Depreciation and amortization	450,000	472,000	515,000
Provision for inventory write-offs	879,000	528,000	591,000
Provision for doubtful accounts	365,000	327,000	469,000
Changes in assets and liabilities:
Accounts receivable trade	(1,139,000)	(1,860,000)	(3,308,000)
Accounts receivable miscellaneous	2,000	257,000	711,000
Inventories	(866,000)	(14,000)	(1,436,000)
Prepaid expenses	197,000	142,000	(383,000)
Accounts payable	(375,000)	1,171,000	314,000
Accrued expenses and other	(658,000)	(153,000)	(589,000)
NET CASH (USED IN)/ PROVIDED BY OPERATING ACTIVITIES	(495,000)	1,237,000	(3,109,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(365,000)	(166,000)	(84,000)
Acquisition of business assets	-0-	-0-	(2,125,000)
NET CASH USED IN INVESTING ACTIVITIES	(365,000)	(166,000)	(2,209,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings /(payments) under revolving loan	1,485,000	(144,000)	4,732,000
(Net Payments)/borrowings in term note agreements	(463,000)	(463,000)	925,000
Net payments on subordinated debt obligations	(190,000)	(190,000)	(891,000)
Net payments on acquisition note	(83,000)	(417,000)	-0-
Borrowings under City of Hope note agreement	-0-	250,000	-0-
NET CASH PROVIDED BY/ (USED IN) FINANCING ACTIVITIES	749,000	(964,000)	4,766,000
NET (DECREASE) / INCREASE IN CASH AND EQUIVALENTS	(111,000)	107,000	(552,000)
CASH AND EQUIVALENTS - Beginning of year	246,000	139,000	691,000
CASH AND EQUIVALENTS - End of year	$ 135,000	$ 246,000	$ 139,000

The accompanying notes are an integral part of these statements.

#

CHAMPION PARTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED

DECEMBER 31, 2003, DECEMBER 31, 2002, AND DECEMBER 31, 2001

Note 1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation- The accompanying consolidated financial statements have been prepared on the going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's credit facility expired on February 8, 2004. The Company and the lender entered into an amended credit facility, which expires on May 8, 2004. The amended credit facility reduced the Company's total availability to borrow from $14,000,000 to $10,500,000 and increased the interest rates. The reduction in the credit facility has significantly reduced the Company's cash availability. The Company is presently seeking to replace the credit facility. Management is in the process of negotiating a new revolving credit facility, obtaining term financing on the Company's Hope property and has a signed contract to sell the Company's Beech Creek property subject to certain contingencies, including satisfaction of the Buyer as to environmental matters. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

#

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

Reclassifications - Certain items in the prior year financial statements have been reclassified to conform to the current year presentation.  Also, the balance sheet for the year ended December 31, 2002 was reclassified pursuant to EITF 95-22 to reflect the Company's revolving credit facility as current maturities of long-term debt.

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

	$ 8,386,000	$ 6,901,000
$2,098,000 term note secured by property Monthly principal payments of $24,976 with entire unpaid balance (approximately $1,199,000) due May 8, 2004. Monthly interest is due at prime plus 3.00% on unpaid principal balance.	1,249,000	1,549,000
$815,000 term note secured by certain machinery and equipment. Monthly principal payments of $13,583 with entire unpaid balance (approximately $326,000) due May 8, 2004. Monthly interest is due at prime plus 3.00% on unpaid principal balance.	353,000	516,000
Note payable to City of Hope, Arkansas, secured by second position on property, non-interest bearing, no payments due. Due March 2005.	250,000	250,000
Promissory notes payable, non-interest bearing, Payable in 28 payments quarterly through 1st Qtr. 2005.	73,000	305,000
Earnout notes payable, non-interest bearing, Contingent to the availability of defined Free Cash Flow, payable up to $500,000 annually in years 2005-2009.	1,793,000	1,904,000
Acquisition promissory note payable. Payable in 6 equal payments quarterly through first quarter 2003.	-0-	83,000
Asset purchase promissory note payable. Payable in approximately 24 payments monthly through 2005.	130,000 __________	-0- __________
Total debt	$ 12,234,000	$ 11,508,000
Less portion due within one year	10,120,000	7,639,000
Total long-term debt	$ 2,114,000	$ 3,869,000

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

The Company has restated its Consolidated Balance Sheet as of December 31, 2002 to properly classify the Revolving Credit Facility as a current liability in accordance with EITF 95-22, "Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement,"("EITF 95-22").  This restatement has no impact on the Company's results of operations or cash flows for the year ended December 31, 2002.  The Revolving Credit Loan is classified as a current liability in accordance with EITF 95-22 since the Loan and Security Agreement contains a subjective acceleration clause and contractual provisions that require the cash receipts of the Company be used to repay amounts outstanding under the revolving credit facility.

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

The Company's largest product line is remanufactured carburetors, which accounted for 47% of 2003 net sales compared to 51% in 2002. The Company's main distribution channel is through two large retailers who accounted for 95% of net carburetor sales in 2003 and 97% in 2002.  The balance of the carburetor sales was to original equipment aftermarket customers and traditional warehouse distributors.

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

In March 2002, the Company ceased operations at its Beech Creek, Pennsylvania facility.  The land, buildings and improvements totaling $1,475,000 that remains for the location were reclassified to "Assets Held for Sale".

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