Form 10-Q
period 2004-06-27
CHAMPION PARTS INC
filed 2004-08-11
CIK 19161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2004

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

                                  Class                                                     Outstanding as of June 27, 2004

               Common Shares - $0.10 Par Value                                          3,655,266

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes  [  ]   No [X]

Champion Parts, Inc.

Form 10-Q

Cross Reference Index

PART I	FINANCIAL INFORMATION	PAGE

ITEM 1.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
	Balance Sheet - Assets	3
	Balance Sheet - Liabilities & Stockholders' Equity	4
	Statement of Income	5
	Statement of Stockholders' Equity	6
	Statement of Comprehensive Income	7
	Statement of Cash Flows	8
	Notes to Financial Statements	9-11

ITEM 2.	MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS
	Management Overview	12
	Results of Operations
	Three months Ended June 27, 2004	13
	Six months Ended June 27, 2004	13-14
	Critical Accounting Policies and Estimates	14-15
	Recent Accounting Pronouncements	15-16
	Liquidity and Capital Resources
	Liquidity Overview	16-17
	Working Capital	17-18
	Debt	18
	Seasonality	19
	Future Outlook	19
	Factors Which May Affect Future Results	19

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	20

ITEM 4.	CONTROLS AND PROCEDURES	20

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	21

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	21-22

	SIGNATURE PAGE	23

EXHIBITS
31.1	SECTION 302 OFFICER CERTIFICATION - CEO	24
31.2	SECTION 302 OFFICER CERTIFICATION -CFO	25
32.1	SECTION 906 CERTIFICATION - CEO	26
32.2	SECTION 906 CERTIFICATION - CFO	27

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CHAMPION PARTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 27, 2004 (Unaudited)	December 31, 2003 (Audited)
ASSETS

CURRENT ASSETS:
Cash	$ 530,000	$ 135,000

Accounts receivable, less allowance for uncollectibles of $977,000 and $945,000 in 2004 and 2003, respectively	8,439,000	9,956,000
Other receivables	53,000	83,000

Inventories, net of reserves	12,604,000	10,864,000

Prepaid expenses and other assets	368,000	334,000

Deferred income tax asset	36,000	36,000

TOTAL CURRENT ASSETS	22,030,000	21,408,000

PROPERTY, PLANT AND EQUIPMENT:
Land	70,000	70,000
Buildings	4,443,000	4,405,000
Machinery and equipment	14,315,000	14,272,000
Gross property, plant & equipment	18,828,000	18,747,000

Less: Accumulated depreciation	16,662,000	16,423,000

NET PROPERTY, PLANT & EQUIPMENT	2,166,000	2,324,000

ASSETS HELD FOR SALE	1,475,000	1,475,000

OTHER ASSETS	436,000	434,000

TOTAL ASSETS	$26,107,000	$25,641,000

The accompanying notes are an integral part of these statements.

CHAMPION PARTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY	June 27, 2004 (Unaudited)	December 31, 2003 (Audited)
CURRENT LIABILITIES:
Accounts payable	$8,752,000	$7,681,000
Accrued expenses:
Salaries, wages and employee benefits	587,000	549,000
Other accrued expenses	4,758,000	4,803,000
Taxes other than income	260,000	101,000

Current maturities of long-term debt:
Current maturities – revolver	127,000	8,386,000
Current maturities – term notes	1,099,000	1,602,000
Current maturities – subordinated debt	13,000	67,000
Current maturities – asset purchase note	65,000	65,000
Total current maturities of long-term debt	1,304,000	10,120,000

TOTAL CURRENT LIABILITIES	15,660,000	23,254,000

DEFERRED INCOME TAXES	36,000	36,000

LONG-TERM DEBT:
Short-term debt refinanced	7,682,000	-0-
Long-term notes payable – subordinated debt	1,799,000	1,799,000
Long-term notes payable – City of Hope, Akansas note	-0-	250,000
Long-term notes payable – asset purchase note	35,000	65,000
TOTAL LONG-TERM DEBT	9,516,000	2,114,000

STOCKHOLDERS' EQUITY:
Preferred stock - No par value; authorized 10,000,000
shares; issued and outstanding, none	-0-	-0-
Common stock - $.10 par value; auth. 50,000,000 shs;
issued and outstanding, 3,655,266 shs	366,000	366,000
Additional paid-in capital	15,578,000	15,578,000
Accumulated (deficit)	(13,030,000)	(13,687,000)
Accumulated other comprehensive (loss)	(2,020,000)	(2,020,000)
TOTAL STOCKHOLDERS’ EQUITY	894,000	237,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$26,107,000	$25,641,000

The accompanying notes are an integral part of these statements.

CHAMPION PARTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (CONDENSED)

FOR THE PERIODS ENDED

(Unaudited)

	Six Months June 27, 2004	Six Months June 29, 2003	Three Months June 27, 2004	Three Months June 29, 2003
Net Sales	$10,592,000	$13,169,000	$5,124,000	$6,973,000
Costs and Expenses:
Cost of products sold	8,528,000	10,704,000	3,971,000	5,545,000
Selling, distribution & administrative	1,354,000	1,353,000	674,000	706,000
Total costs and expenses	9,882,000	12,057,000	4,645,000	6,251,000

Operating income	710,000	1,112,000	479,000	722,000

Non-operating income/(expense):
Interest (expense)	(300,000)	(243,000)	(155,000)	(122,000)
Other non-operating income	256,000	28,000	3,000	13,000
Total non-operating (expense)	(44,000)	(215,000)	(152,000)	(109,000)

Net income before income taxes	666,000	897,000	327,000	613,000

Income taxes	9,000	-0-	5,000	-0-

Net income	$ 657,000	$ 897,000	$ 322,000	$ 613,000

Weighted Average Common Shares Outstanding at June 27, 2004:
Basic	3,655,266	3,655,266	3,655,266	3,655,266
Diluted	3,754,222	3,655,266	3,752,191	3,655,266

Earnings Per Common Share - Basic:
Net income per common share - basic	$ 0.18	$ 0.25	$ 0.09	$ 0.17

Earnings Per Common Share - Diluted:
Net income per common share - diluted	$ 0.18	$ 0.25	$ 0.09	$ 0.17

The accompanying notes are an integral part of these statements

CHAMPION PARTS, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

 (Unaudited)

	Common Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated (Deficit)	Accumulated Comprehensive (Loss)

BALANCE – December 31, 2003	3,655,266	$ 366,000	$ 15,578,000	$(13,687,000)	$ (2,020,000)

Net Income	-0-	-0-	-0-	657,000	-0-

BALANCE – June 27, 2004	3,655,266	$ 366,000	$ 15,578,000	$(13,330,000)	$ (2,020,000)

The accompanying notes are an integral part of these statements

CHAMPION PARTS, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	Six Months June 27, 2004	Six Months June 29, 2003	Three Months June 27, 2004	Three Months June 29, 2003

Net income & other comprehensive income	$ 657,000	897,000	$ 322,000	$ 613,000

The accompanying notes are an integral part of these statements.

CHAMPION PARTS, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	Six Months June 27, 2004	Six Months June 29, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$ 657,000	$ 897,000

Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	239,000	214,000
Provision for inventory write-offs	173,000	257,000
Provision for doubtful accounts	32,000	101,000
Forgiveness of City of Hope, Arkansas note payable	(250,000)	-0-
Changes in assets and liabilities:
Accounts receivable - gross	1,485,000	302,000
Other accounts receivable	30,000	47,000
Inventories - gross	(1,913,000)	(45,000)
Prepaid expenses	(34,000)	(111,000)
Accounts payable	1,071,000	21,000
Accrued liabilities and other	150,000	(378,000)
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,640,000	1,284,000

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(81,000)	(284,000)
NET CASH (USED IN) INVESTING ACTIVITIES	(81,000)	(284,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (Payments)/borrowings under revolving loan agreement	(503,000)	(648,000)
Payments on term note obligations	(577,000)	(232,000)
Payments under long-term subordinate debt obligations	(54,000)	(96,000)
Payments under long-term acquisition note obligation	-0-	(83,000)
Payments under long-term asset acquisition note obligation	(30,000)	-0-
NET CASH (USED IN) FINANCING ACTIVITIES	(1,164,000)	(1,059,000)
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	395,000	(59,000)

CASH AND CASH EQUIVALENTS - Beginning of period	135,000	246,000

CASH AND CASH EQUIVALENTS - End of period	$ 530,000	$ 187,000

Supplemental disclosures of cash flow information
Cash paid during the six months:
Income taxes	$ 37,000	$ -0-
Interest	311,000	243,000

The accompanying notes are an integral part of these statements.

CHAMPION PARTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

_________________________________________________________________

Note 1.

The accompanying financial statements for the three months and six months ending June 27, 2004 and June 29, 2003 have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  The condensed consolidated financial statements and these notes should be read in conjunction with the consolidated financial statements and footnotes of the Company included in the Company's Annual Report submitted on Form 10K and 10-K/A for the year ended December 31, 2003.

The consolidated balance sheet at December 31, 2003 has been derived from the audited financial statements at that date.

Certain amounts relating to June 29, 2003 have been reclassified to conform to the current year's presentation.

The Company previously adopted Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information” and management views the Company as one business segment, the remanufacturing of replacement automobile parts for the aftermarket.

Note 2.

Basis of Presentation - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, although the report of the independent accountant as of and for the year ended December 31, 2003 expressed substantial doubt as to the Company's ability to continue as a going concern reflecting the fact that the Company's credit facility was about to expire and had not been replaced at year-end.   The financial statements at December 31, 2003, did not include any adjustments that might result from the outcome of this uncertainty.

Because a new credit facility was consummated prior to the date of this Form 10-Q Report, the revolving and term debt as of June 27, 2004 that was refinanced as of August 10, 2004 was reclassified from current maturities of debt to long-term debt in accordance with Financial Accounting Standards (FASB) No. 6, "Classification of Short-Term Obligations Expected to be Refinanced".

Note 3.

The information furnished herein reflects all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period.  Results of operations for the six months ending June 27, 2004 are not necessarily indicative of results to be expected for the entire year.

Note 4.

Inventories are valued at the lower of cost (first-in, first-out method) or market.  A summary of the gross inventories and reserves follows:

	June 27, 2004	December 31, 2003
Gross Inventories:
Raw cores	$ 6,706,000	$ 6,863,000
Parts	2,666,000	2,369,000
Sub-total raw materials	9,372,000	9,232,000
Work-in-process	3,474,000	3,545,000
Finished goods	6,606,000	4,762,000
Total gross inventories	$ 19,452,000	$ 17,539,000

Inventory Reserves:
Core devaluation	$ (3,233,000)	$ (3,089,000)
Obsolescence	(3,182,000)	(3,062,000)
Valuation reserves	(433,000)	(524,000)
Total inventory reserves	$ (6,848,000)	$ (6,675,000)

Total net inventories	$ 12,704,000	$ 10,864,000

Note 5.

For reporting purposes, product and core returns are offset against gross sales in arriving at net sales.  Total returns for the three months ended June 27, 2004 were $1,899,000 compared to $1,682,000 at June 29, 2003.  Total returns for the six months ended June 27, 2004 were $3,285,000 compared to $3,417,000 at June 29, 2003.

Note 6.

Long-lived Assets - The Company reviews the carrying values of its long-lived assets and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable.  Any long-lived assets held for disposal are reported at the lower of their carrying amounts or estimated fair value less cost to sell.  As of June 27, 2004 there has been no impairment of long lived-assets.

Note 7.

Assets Held for Sale - At December 31, 2003, "Assets Held For Sale" represented the land, buildings and building improvements for the Beech Creek, Pennsylvania facility that ceased operation on March 15, 2002.  Management reviewed the carrying values of these assets at December 31, 2003, for possible impairment and whether the carrying value would be recoverable.  The assets were valued at the lower of cost or market.  The sale of these assets was consummated on June 28, 2004 for $1.5 million.  The net difference between sales proceeds received, assets held for sale and other costs of approximately $118,000 will be recorded against the restructuring reserve provided for this transaction in fiscal July 2004.

Note 8.

Income tax expense recorded for the six months ending June 27, 2004, represent an accrual for six months of the estimated annual tax liability. There was no income tax expense attributable to operations for the three and six months ended June 27, 2004 and June 29, 2003.  The income tax expense attributable to operations for the three and six months ended June 29, 2003, differed from the amounts computed by applying the federal income tax rate of 34% principally as a result of tax benefits recognized related to the carry forward of net operating losses.

Note 9.

On February 6, 2004, the Company entered into an amendment to the Loan and Security Agreement with Congress Financial Corporation extending the maturity date of its revolving line of credit and its term loan from February 8, 2004 to May 8, 2004. A Second Amendment was entered into on May 7, 2004 extending the expiration date to June 8, 2004 and a third amendment was entered into on June 6, 2004 extending the expiration date to August 8, 2004..  Under the terms of the amendments, the availability to borrow on the line of credit decreased from $14,000,000 to $10,500,000. The revolving loan interest and term loan interest rates increased to 2.75% and 3.00% in excess of the lender prime rate, respectively.

On August 10, 2004, the Company entered into a three-year secured revolving credit facility with PNC Bank, National Association, replacing the Congress Financial Corporation credit facility.   Maximum credit available under the new PNC facility is $14,000,000, including available letter of credit accommodations of $1,000,000.  The interest rate on the revolving debt facility is lender prime plus 3/4 % or LIBOR plus 2%, and for letters of credit, the rate is 3.25% per annum on the daily outstanding balance.

Also on August 10, 2004, the Company entered into a commercial property loan on its Hope, Arkansas property with Elk Horn Bank and Trust Company acting as lead bank for a group of five lending institutions.  The loan with Elk Horn is for $900,000, with seven-year amortization and an interest rate of New York prime plus 2% adjusted quarterly.

At June 27, 2004, the balance outstanding on the Company’s total loan facility with Congress Financial Corporation was $8,908,000 (a revolver balance of $7,537,000 and a term loan balance of $1,371,000) and letter of credit accommodations were $40,000. The balance outstanding on the total loan facility at December 31, 2003 was $9,988,000 and letter of credit accommodations of $50,000.

The carrying amount of long-term debt (excluding the restructured vendor debt) approximates fair market value because the interest rates on substantially all the debt fluctuate based on changes in market rates.

The current maturities balances of term and revolver debt at June 27, 2004, reflect the balances to be reduced by the proceeds received from the sale of the Beech Creek, Pennsylvania properties.  The amount of the term and revolver debt refinanced, net of the pay-down of the proceeds from the sale of the Beech Creek, Pennsylvania facility, has been reflected as long-term debt under the caption "Short-term debt refinanced".

The Company is in compliance with the tangible net worth covenant contained in the Congress loan agreement.

Note 10.

At March 28, 2004, the Company met job expansion incentives and the $250,000 City of Hope, Arkansas note was forgiven. The forgiveness of the debt was taken into non-operating income for March.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

      CONDITION AND RESULTS OF OPERATIONS

Management Overview

Second quarter 2004 net sales of $5,124,000 were $1,849,000, or 26.5%, lower than second quarter 2003 primarily reflecting the continuing market decline of carburetor net sales and a soft market for air conditioning products.  Cost of products sold for the quarter were lower than second quarter 2003 by $1,574,000, or 28.4%, more than exceeding the percentage net sales decline.  Operating expenses were also lower than 2003 by $32,000, or 4.5%, reflecting reductions in distribution, selling and administrative costs.  Operating income for the quarter was $479,000 versus $722,000 for the same period in 2003, with the decline principally a result of the significantly lower net sales for the quarter. Interest cost for the quarter was up $33,000 over 2003, reflecting the two-percentage point increase that resulted from extending the expired loan facility. The Company’s net income for the quarter was $322,000, a $291,000, or 47.5%, decrease versus the $613,000 reported for the same period in 2003.  The decline in net income primarily reflects the significantly lower net sales combined with higher interest costs.  Partially mitigating this was the favorable decline in cost of sales.

First six months 2004 net sales of $10,592,000 were 19.6%, less than the first six months of 2003 reflecting the continuing market decline of carburetor net sales combined with a soft market for air conditioning products.  Year-to-date cost of products sold were lower than the same period in 2003 by $2,176,000, or 20.3%, more than proportionate with the net sales decline.  Operating expenses were essentially even with the 2003 level reflecting the residual operating costs of the idle Pennsylvania facility being recorded in administrative overhead during the six-month period. Operating income year-to-date was $710,000 versus $1,112,000 for the same period in 2003, reflecting the decline in net sales. Interest cost for the six-month period was up $57,000 over 2003, reflecting the two-percentage point increase that resulted from extending the expired loan facility. At the end of the first quarter, the Company met job expansion incentives and the $250,000 City of Hope, Arkansas note was forgiven.  This accounts for the significant gain in non-operating income during the first six-month period.  The Company’s net income for the six months was $657,000, a $240,000, or 26.8%, versus the $897,000 reported for the same period in 2003.  The decline in net income principally reflects the significantly lower net sales combined with higher interest costs.  Partially mitigating this was the $250,000 gain from the forgiveness of the City of Hope, Arkansas note.

The Company entered into a three-year secured revolving credit facility on August 10, 2004, with PNC Bank, National Association, replacing the Congress Financial Corporation credit facility.  Maximum credit available under the new PNC facility is $14,000,000, including available letter of credit accommodations of $1,000,000.  The interest rate on the revolving debt facility is lender prime plus 3/4 % or LIBOR plus 2%, and for letters of credit, the rate is 3.25% per annum on the daily outstanding balance.

Also on August 10, 2004, the Company entered into a commercial property loan on its Hope, Arkansas property with Elk Horn Bank and Trust Company acting as lead bank for a group of five lending institutions. The loan with Elk Horn is for $900,000, with seven-year amortization and an interest rate of New York prime plus 2% adjusted quarterly.

The Company has financed its working capital needs through the use of its bank credit facility and the cash flow generated from operations. At June 27, 2004, the total balance outstanding on the Company’s loan facility with Congress Financial Corporation, revolver and term loans, was $7,698,000 and letter of credit accommodations were $40,000.  This compares to a total loan balance at December 31, 2003 of $9,988,000 and letter of credit accommodations of $50,000.

Results of Operations

Three months ended June 27, 2004 compared to Three months ended June 29, 2003

Net sales for the quarter ending June 27, 2004 were $5,124,000 versus net sales of $6,973,000 for the second fiscal quarter in 2003.  The $1,849,000, or 26.5%, decrease in net sales compared to 2003 reflects the continuing market decline of carburetor net sales combined with lower than expected demand in air conditioning products.  Total product and core returns, which are accounted for as reductions to gross sales, were 26.6% and 19.1% of gross sales for the second quarter of 2004 and 2003, respectively. The higher percentage for the second quarter of 2004 reflects the impact of higher product return credits issued versus 2003 and lower gross sales.

Carburetor net sales were 50.4% and 45.8% of total net sales, respectively, for the second quarter of 2004 and 2003. Even though new vehicles sold are no longer equipped with carburetors in the United States and Canada, the Company continues to sell replacement units for older vehicles that predominantly use carburetors.  Although Carburetor net sales as a percentage of total net sales was up for the second quarter 2004, on a dollar basis they continued downward and the Company expects that the trend in carburetor sales will continue to be a steady decline in future periods. In addition, carburetor margins may be negatively impacted in the future as customers accelerate product returns during periods of declining demand.

Cost of products sold were $3,971,000, or 77.5%, of net sales for 2004 as compared to $5,545,000, or 79.53%, for the second quarter of 2003.  The $1,574,000, or 28.4% decrease versus 2003 is primarily attributed to the lower net sales volume.

Selling, distribution and administrative expenses for the second quarter 2004 were $674,000 compared to $706,000 in second quarter of 2003. The spending decrease of $32,000 reflects across the board reductions in distribution, selling and administrative costs relating to lower sales.

Operating income for the quarter was $479,000, compared to $722,000 for the second quarter of 2003.  The operating income decline versus 2003 can be attributed to the significant decline in net sales.

Interest expense of $155,000 for the quarter was up $33,000 over 2003, reflecting the two-percentage point increase rates that resulted from extending the expired loan facility.

Non-operating income was $3,000 for the second quarter versus $13,000 recorded in 2003.

Net income was $322,000 for the second quarter versus $613,000 for 2003, a decrease of $291,000, or 47.5%. The decline in net income primarily reflects the significantly lower net sales combined with higher interest costs.  Partially mitigating this was a favorable decline in cost of sales and operating expenses for reasons mentioned earlier.

Six months ended June 27, 2004 compared to six months ended June 29, 2003

Net sales for the six months ending June 27, 2004 were $10,592,000 versus net sales of $13,169,000 for the same fiscal period in 2003.  The $2,577,000, or 19.6%, decrease in net sales compared to 2003 reflects the continued market decline of carburetor net sales combined with lower than expected demand in air conditioning products.  Partially offsetting these declines were slightly higher sales in the traditional markets of heavy duty and agricultural product lines. Total product and core returns, which are accounted for as reductions to gross sales, were 23.3% and 20.3% of gross sales for the first half of 2004 and 2003, respectively. The higher percentage for the six months of 2004 reflects the impact of slightly higher product return credits issued versus 2003 and lower gross sales.

Carburetor net sales were 47.4% and 47.6% of total net sales, respectively, for the first half of 2004 and 2003. Even though new vehicles sold are no longer equipped with carburetors in the United States and Canada, the Company continues to sell replacement units for older vehicles that predominantly use carburetors.  Despite the level percentage of carburetors net sales to total net sales for the first six months of 2004, the Company still expects that the trend in carburetor sales will continue to be a steady decline in future periods. In addition, carburetor margins may be negatively impacted in the future as customers accelerate product returns during periods of declining demand.

Cost of products sold were $8,528,000, or 80.5%, of net sales for 2004 as compared to $10,704,000, or 81.3%, for the second quarter of 2003.  The $2,176,000, or 20.3% decrease versus 2003 is primarily accounted for by the net sales decrease.

Selling, distribution and administrative expenses for year-to-date 2004 were $1,354,000 compared to $1,353,000 for the same fiscal period of 2003. Administrative spending remained approximately even with the prior year reflecting the residual operating costs of the idle Pennsylvania facility (taxes, insurance and utilities) being recorded in administrative overhead during the six-month period.

Operating income for the first half was $710,000, compared to $1,112,000 for the first half of 2003.  The operating income decline versus 2003 can be attributed to relatively fixed operating costs combined with a significant decline in net sales.

Interest expense of $300,000 for the six months was up $57,000 over 2003, reflecting the two-percentage point interest rate increase that resulted from extending the expired loan facility.

Non-operating income was $256,000 for the period versus $28,000 recorded in 2003. At the end of the first quarter, the Company met job expansion incentives and the $250,000 City of Hope, Arkansas note was forgiven.  The gain recorded from the reversal of this note accounts for the significant gain in non-operating income during the quarter.

Net income was $657,000 for the first six months versus $897,000 for 2003, a decrease of $240,000, or 26.8%.  As discussed earlier, the significant decline in net sales is the primary reason for the drop in net income versus the same period in 2003. Partially mitigating this was the increase in non-operating income reflecting the loan City of Hope note write-off.

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

Deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.  At June 27, 2004, the Company’s deferred tax asset consisted principally of net inventory reserves and net operating loss carryforwards.  The Company’s deferred tax asset has been reduced by a valuation allowance to the extent such benefits are not expected to be fully utilized.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”).  In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities.  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003.  The Company adopted the provisions of FIN 46 effective February 1, 2003 and such adoption did not have a material impact on its consolidated financial statements since it currently has no variable interest entities.  In December 2003, the FASB issued FIN 46R with respect to variable interest entities created before January 2003, which among other things revised the implementation date to the first fiscal year or interim period ending after March 15, 2004, with the exception of Special Purpose Entities (“SPE”).  The consolidation requirements apply to all SPE’s in the first fiscal year or interim period ending after December 15, 2003.  The Company adopted the provisions of FIN 46R effective December 29, 2003 and such adoption did not have a material impact on its consolidated financial statements since it currently has no SPE’s.

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

On December 17, 2003, the Staff of the SEC issued Staff Accounting Bulletin No. 104 (SAB No. 104), Revenue Recognition, which supersedes SAB No. 101, “Revenue Recognition in Financial Statements”.  SAB No. 104’s primary purpose is to rescind accounting guidance contained in SAB No. 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.”  Additionally, SAB No. 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB No. 101 that had been codified in SEC Topic 13, Revenue Recognition.  Selected portions of the FAQ have been incorporated into SAB No. 104.  While the wording of SAB No. 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB No. 101 remain largely unchanged by the issuance of SAB No. 104.  The adoption of SAB No. 104 did not affect the Company's revenue recognition policies, or the results of operations, financial position or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Overview

On February 6, 2004, the Company entered into an amendment to the Loan and Security Agreement with Congress Financial Corporation extending the maturity date of its revolving line of credit and its term loan from February 8, 2004 to May 8, 2004. A Second Amendment was entered into on May 7, 2004 extending the expiration date to June 8, 2004 and a third amendment was entered into on June 6, 2004 extending the expiration date to August 8, 2004.  Under the terms of the amendments, the availability to borrow on the line of credit decreased from $14,000,000 to $10,500,000. The revolving loan interest and term loan interest rates increased to 2.75% and 3.00% in excess of the lender prime rate, respectively.

On June 28, 2004, the Company consummated the sale of its Beech Creek facility and property. The plant was vacated after consolidating operations in March of 2002.  The gross value of the transaction was $1.5 million and the net proceeds were used to pay-down term and revolver debt in the month of July 2004. Sale of the Beech Creek property allowed the Company to proceed with replacing the Congress loan facility with new lenders.

On August 10, 2004, the Company entered into a three-year credit facility with PNC Bank, National Association, replacing the Congress Financial Corporation credit facility.  Maximum credit available under the new PNC facility is $14,000,000, with available letter of credit accommodations of $1,000,000.  The interest rate on the revolving debt facility is lender prime plus 3/4 % or LIBOR plus 2%, and for letters of credit, the rate is 3.25% per annum on the daily outstanding balance.

Also on August 10, 2004, the Company entered into a commercial property loan on the Hope, Arkansas property with Elk Horn Bank and Trust Company acting as lead bank for a group of five lending institutions. The loan with Elk Horn is for $900,000, with seven-year amortization and an interest rate of New York prime plus 2% adjusted quarterly.

Management believes that with the new credit facilities in place and the real estate sale completed, the Company's borrowing availability under the new credit agreements, together with the cash flow generated from operations, will be sufficient to meet its working capital needs over the next fiscal year and beyond.

Working Capital

Net working capital at June 27, 2004 was a positive $6,370,000 compared to negative $1,846,000 at December 31, 2003.  The significant improvement in working capital primarily reflects the reclassification of term and revolver debt refinanced since the close of the fiscal quarter to long-term debt (see Note 2. to the financial statements).

For these reasons, net working capital is $8,319,000 higher than the June 29, 2003 balance.

Net trade accounts receivable at June 27, 2004 were $8,439,000, a decrease of $1,517,000 versus the year-end 2003 balance of $9,956,000.  The decrease in the Company's accounts receivable balances at quarter-end versus the year-end generally reflects a decrease in sales during the quarter combined with increased collections.

When compared to the June 29, 2003 trade receivables balance of $8,704,000, the quarter-end balance is down $265,000 reflecting the substantially lower sales during the second quarter of 2004.

Net inventories of $12,604,000 at June 27, 2004 were $1,740,000 higher as compared to the year-end 2003 balance of $10,864,000.  The increase in inventory reflects higher finished goods and parts inventories partially offset by lower raw core and work-in-process balances. The finished goods inventory increase is due to a timing shift of sales normally anticipated in the second quarter to the third quarter.

Compared to the June 29, 2003 balance of $10,004,000, the $2,600,000 inventory increase is primarily due  to larger inventories of air conditioning products to meet seasonal demand.

Accounts payable at June 27, 2004 were $8,751,000 compared to a balance at year-end 2003 of $7,681,000. The $1,070,000 increase in accounts payable is due to the higher net trade accounts payable which have resulted from the tightening of the revolver loan availability by Congress Financial Corporation during the extension period of its credit facility.

Compared to the June 29, 2003 balance of $7,995,000, accounts payable is $756,000 higher for the same reason.

Accrued expenses of $4,797,000 were $6,000 below the fiscal year-end 2003 balance of $4,803,000, principally reflecting a decrease in the environmental reserve for the Company's final settlement of the Puente Valley, California proceedings lawsuit.

Compared to the June 29, 2003 balance of $4,714,000, accrued expenses are up $83,000 due to the increase in customer credits.

Debt

On February 6, 2004, the Company entered into an amendment to the Loan and Security Agreement with Congress Financial Corporation extending the maturity date of its revolving line of credit and its term loan from February 8, 2004 to May 8, 2004. A Second Amendment was entered into on May 7, 2004 extending the expiration date to June 8, 2004 and a third amendment was entered into on June 6, 2004 extending the expiration date to August 8, 2004.  Under the terms of the amendments, the availability to borrow on the line of credit decreased from $14,000,000 to $10,500,000. The revolving loan interest and term loan interest rates increased to 2.75% and 3.00% in excess of the lender prime rate, respectively.

On June 28, 2004, the Company consummated the sale of its Beech Creek facility and property. The plant was vacated after consolidating operations in March of 2002.  The gross value of the transaction was $1.5 million and the net proceeds were used to reduce term and revolver debt in July. The net difference between sales proceeds received, assets held for sale and other costs of approximately $118,000 will be recorded against the restructuring reserve provided for this transaction in fiscal July 2004. Sale of the Beech Creek property has allowed the Company to proceed with replacing the Congress loan facility with new lenders.

On August 10, 2004, the Company entered into a three-year secure revolving credit facility with PNC Bank, National Association, replacing the Congress Financial Corporation credit facility.  Maximum credit available under the new PNC facility is $14,000,000, including available letter of credit accommodations of $1,000,000.  The interest rate on the revolving debt facility is lender prime plus 3/4 % or LIBOR plus 2%, and for letters of credit, the rate is 3.25% per annum on the daily outstanding balance.

Also on August 10, 2004, the Company entered into a commercial property loan on its Hope, Arkansas properties with Elk Horn Bank and Trust Company acting as lead bank for a group of five lending institutions.  The loan with Elk Horn is for $900,000, with seven-year amortization and an interest rate of New York prime plus 2% adjusted quarterly.

At June 27, 2004, the balance outstanding on the Company’s total loan facility was $8,908,000 (a revolver balance of $7,537,000 and a term loan balance of $1,371,000) and letter of credit accommodations were $40,000. This compares to a total loan balance at December 31, 2003 of $9,988,000 and letter of credit accommodations of $50,000.

At March 28, 2004, the Company met job expansion incentives and the $250,000 City of Hope, Arkansas note was forgiven. The forgiveness of the debt was taken into non-operating income in March.

SEASONALITY

The Company's business is slightly seasonal in nature, primarily as a result of the impact of weather conditions and the agricultural cycle on the demand for certain automotive and agricultural replacement parts.  Historically, the Company's sales and profits are generally the highest in the first half of the year trending down through the summer months.

FUTURE OUTLOOK

The Company ceased operations at its Pennsylvania facility on March 15, 2002 and the inventory and capital equipment was transferred to the Company’s Arkansas and Florida facilities or sold as of December 31, 2002. On June 28, 2004, the Company consummated the sale of the Beech Creek facility and property.  The gross value of the transaction was $1.5 million. Sale of the Beech Creek property allowed the Company to proceed with replacing the Congress loan facility with new lenders.  In future months, the Company's borrowing availability under the new credit agreements, together with the cash flow generated from operations, should provide sufficient working capital to meet its needs over the next fiscal year and beyond.

Growth in revenue and operating profit from the sales of air conditioning compressors has partially mitigated the declining carburetor product line sales during the past two years. Management is pursuing other new products and new markets for existing products. This includes internal new product development as well as acquisition opportunities.

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

The Company’s six largest customers accounted for a total of 81.7% of the Company’s net sales during the six months ending June 27, 2004, with the four largest customers aggregating 75.1% of the total. For the same period in 2003, the Company’s six largest customers accounted for a total of 91.3% of the Company’s net sales, with the four largest customers comprising 82.1% of the total. A significant reduction in the level of net sales or the loss of a large customer would have a materially adverse impact on the Company’s financial condition and results of operations.

While the Company has established reserves for potential environmental liabilities that it believes to be adequate, there can be no assurance that the reserves will be adequate to cover actual costs incurred or that the Company will not incur additional environmental liabilities in the future. See Part II, “Legal Proceedings” for additional information.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has a credit facility, which bears interest at various rates that are based on the bank prime rate. Interest on $8,908,000, or 82.3%, of the Company's debt was variable based on the lender’s prime rate. Consequently, a general increase of 1% in the lender’s prime rate would result in additional interest cost of approximately $89,000 if the same debt level and structure were to be maintained.

ITEM 4.    CONTROLS AND PROCEDURES

The Company has carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures provide reasonable assurance that such disclosure controls and procedures are effective in timely providing them with material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission filings. There have been no significant changes in the Company’s internal controls over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect financial reporting.

PART II.     OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Beech Creek, Pennsylvania Soil and Ground Water Contamination, Double Eagle Superfund Proceeding, and Asbestos Litigation.

See Registrant’s Annual Report on Form 10-K, December 31, 2003, Environmental Section, pages 7 through 9, for the current background on these proceedings. The Company settled the Puente Valley California Superfund proceeding with the former operator and certain of its insurance carriers on February 9, 2004. The Company's share of the payment was accrued for in reserves established for environmental liability at December 31, 2003.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits

1.

Exhibit 31.1 – CEO Section 302 Officer Certification - CEO

2.

Exhibit 31.2 – CFO Section 302 Officer Certification - CFO

3.

Exhibit 32.1 – CEO Section 906 Certification - CEO

4.

Exhibit 32.2 – CFO Section 906 Certification - CFO

5.

Exhibit 99.1 –  Loan and Security Agreement dated August 10, 2004 between Registrant and PNC Bank, National Association.

6.   Exhibit 99.2 –  Loan and Security Agreement dated August 10, 2004 between Registrant and Elk Horn Bank & Trust Company.

(b)

Reports on Form 8-K

1.

The Company filed a Current Report on Form 8-K on August 11, 2004. The Form 8-K reported that in accordance with “Item 5. Other Events and Regulation FD Disclosure”, on August 11, 2004, the Registrant issued a press release announcing it has entered into a three-year secured revolving credit facility on August 10, 2004, with PNC Bank, National Association, replacing its prior credit facility. The Registrant also announced in the press release that it had entered into a commercial property loan on its Hope, Arkansas properties with Elk Horn Bank and Trust Company acting as lead bank for a group of five lending institutions.

2.

The Company filed a Current Report on Form 8-K on July 20, 2004. The Form 8-K reported that in accordance with “Item 4. Change in Accountants”, on July 20, 2004, Champion Parts, Inc. dismissed BDO Seidman, LLP as independent auditors and engaged Cogen Sklar LLP as independent auditors. The Company’s audit committee approved the dismissal of BDO Seidman, LLP and the engagement of Cogen Sklar LLP.

3.

The Company filed a Current Report on Form 8-K on July 6, 2004. The Form 8-K reported that in accordance with “Item 5. Other Events and Regulation FD Disclosure”, on June 28, 2004, the Company consummated the sale of its Beech Creek, Pennsylvania plant and property.

 (b) Reports on Form 8-K (Continued)

4.

The Company filed a Current Report on Form 8-K on June 7, 2004. The Form 8-K reported that in accordance with “Item 5. Other Events and Regulation FD Disclosure”, on June 7, 2004, Champion Parts, Inc. entered into a third amendment to the Loan and Security Agreement with Congress Financial Corporation extending the maturity date of its revolving line of credit and its term loans from June 8, 2004 to August 8, 2004.

5.

The Company filed a Current Report on Form 8-K on May 7, 2004. The Form 8-K reported that in accordance with “Item 5. Other Events and Regulation FD Disclosure”, on May 7, 2004, Champion Parts, Inc. entered into a second amendment to the Loan and Security Agreement with Congress Financial Corporation extending the maturity date of its revolving line of credit and its term loans from May 8, 2004 to June 8, 2004.

6.

The Company filed a Current Report on Form 8-K on April 1, 2004. The Form 8-K reported that in accordance with “Item 12. Regulation FD Disclosure”, on April 1, 2004, Champion Parts, Inc. issued a press release announcing earnings for the Fiscal Year ended December 31, 2003 and for the fourth quarter of 2003.  The Company’s Form 10-K was filed with the Securities and Exchange Commission on June 29, 2004.

7.

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

Date:   August 11, 2004

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

Date:     August 11, 2004

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

Date:     August 11, 2004

/s/ Richard W. Simmons
Richard W. Simmons Vice President Finance and Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PERSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Champion Parts, Inc., (the “Company”) on Form 10-Q for the quarter ended June 27, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Jerry A. Bragiel, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

August 11, 2004

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

CERTIFICATION PERSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PERSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Champion Parts, Inc.  (the “Company”) on Form 10-Q for the quarter ended June 27, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Richard W. Simmons, Vice President Finance and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

August 11, 2004

/s/ Richard W. Simmons Richard W. Simmons Vice President Finance and Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to Champion Parts, Inc. and will be retained by Champion Parts, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.