Form 10-Q
period 2004-09-26
CHAMPION PARTS INC
filed 2004-11-10
CIK 19161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2004

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

                                  Class                                                     Outstanding as of September 26, 2004

               Common Shares - $0.10 Par Value                                          3,655,266

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes  [  ]   No [X]

Champion Parts, Inc.

Form 10-Q

Cross Reference Index

PART I	FINANCIAL INFORMATION	PAGE

ITEM 1.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
	Balance Sheet - Assets	3
	Balance Sheet - Liabilities & Stockholders' Equity	4
	Statement of Income	5
	Statement of Stockholders' Equity	6
	Statement of Comprehensive Income	7
	Statement of Cash Flows	8
	Notes to Financial Statements	9-11

ITEM 2.	MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS
	Management Overview	12
	Results of Operations
	Three months Ended September 26, 2004	13
	Nine months Ended September 26, 2004	13-14
	Critical Accounting Policies and Estimates	14-15
	Recent Accounting Pronouncements	15-16
	Liquidity and Capital Resources
	Liquidity Overview	16-17
	Working Capital	17-18
	Debt	18
	Seasonality	19
	Future Outlook	19
	Factors Which May Affect Future Results	19

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	20

ITEM 4.	CONTROLS AND PROCEDURES	20

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	21

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	21-22

	SIGNATURE PAGE	23
EXHIBITS
31.1	SECTION 302 OFFICER CERTIFICATION - CEO	24
31.2	SECTION 302 OFFICER CERTIFICATION -CFO	25
32.1	SECTION 906 CERTIFICATION - CEO	26
32.2	SECTION 906 CERTIFICATION - CFO	27

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CHAMPION PARTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 26, 2004 (Unaudited)	December 31, 2003 (Audited)
ASSETS

CURRENT ASSETS:
Cash	$ 498,000	$ 135,000

Accounts receivable, less allowance for uncollectibles of $1,041,000 and $945,000 in 2004 and 2003, respectively	9,590,000	9,956,000
Other receivables	82,000	83,000

Inventories, net of reserves	13,237,000	10,864,000

Prepaid expenses and other assets	647,000	334,000

Deferred income tax asset	36,000	36,000

TOTAL CURRENT ASSETS	24,090,000	21,408,000

PROPERTY, PLANT AND EQUIPMENT:
Land	70,000	70,000
Buildings and improvements	4,448,000	4,405,000
Machinery and equipment	14,378,000	14,272,000
Gross property, plant & equipment	18,896,000	18,747,000

Less: Accumulated depreciation	16,665,000	16,423,000

NET PROPERTY, PLANT & EQUIPMENT	2,231,000	2,324,000

ASSETS HELD FOR SALE	-0-	1,475,000

OTHER ASSETS	423,000	434,000

TOTAL ASSETS	$26,744,000	$25,641,000

The accompanying notes are an integral part of these statements.

CHAMPION PARTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY	September 26, 2004 (Unaudited)	December 31, 2003 (Audited)
CURRENT LIABILITIES:
Accounts payable	$8,166,000	$7,681,000
Accrued expenses:
Salaries, wages and employee benefits	593,000	549,000
Other accrued expenses	4,437,000	4,803,000
Taxes other than income	140,000	101,000

Current maturities of long-term debt:
Current maturities – revolver	-0-	8,386,000
Current maturities – mortgage loan	159,000	1,602,000
Current maturities – subordinated debt	6,000	67,000
Current maturities – asset purchase note	-0-	65,000
Total current maturities of long-term debt	165,000	10,120,000

TOTAL CURRENT LIABILITIES	13,501,000	23,254,000

DEFERRED INCOME TAXES	36,000	36,000

LONG-TERM DEBT:
Long-term notes payable – revolver	9,630,000	-0-
Long-term notes payable – mortgage loan	733,000	-0-
Long-term notes payable – subordinated debt	1,799,000	1,799,000
Long-term notes payable – City of Hope, Akansas note	-0-	250,000
Long-term notes payable – asset purchase note	130,000	65,000
TOTAL LONG-TERM DEBT	12,292,000	2,114,000

STOCKHOLDERS' EQUITY:
Preferred stock - No par value; authorized 10,000,000
shares; issued and outstanding, none	-0-	-0-
Common stock - $.10 par value; auth. 50,000,000 shs;
issued and outstanding, 3,655,266 shs	366,000	366,000
Additional paid-in capital	15,578,000	15,578,000
Accumulated (deficit)	(13,009,000)	(13,687,000)
Accumulated other comprehensive (loss)	(2,020,000)	(2,020,000)
TOTAL STOCKHOLDERS’ EQUITY	915,000	237,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$26,744,000	$25,641,000

The accompanying notes are an integral part of these statements.

CHAMPION PARTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (CONDENSED)

FOR THE PERIODS ENDED

(Unaudited)

	Nine Months Sept. 26, 2004	Nine Months Sept. 28, 2003	Three Months Sept. 26, 2004	Three Months Sept. 28, 2003
Net Sales	$15,171,000	$18,169,000	$4,578,000	$5,000,000
Costs and Expenses:
Cost of products sold	12,384,000	14,903,000	3,856,000	4,198,000
Selling, distribution & administrative	1,911,000	2,052,000	556,000	700,000
Total costs and expenses	14,295,000	16,955,000	4,412,000	4,898,000

Operating income	876,000	1,214,000	166,000	102,000

Non-operating income/(expense):
Interest (expense)	(440,000)	(349,000)	(140,000)	(106,000)
Other non-operating income	258,000	44,000	2,000	16,000
Total non-operating (expense)	(182,000)	(305,000)	(138,000)	(90,000)

Net income before income taxes	694,000	909,000	28,000	12,000

Income taxes	16,000	-0-	7,000	-0-

Net income	$ 678,000	$ 909,000	$ 21,000	$ 12,000

Weighted Average Common Shares Outstanding at September 26, 2004:
Basic	3,655,266	3,655,266	3,655,266	3,655,266
Diluted	3,755,203	3,689,423	3,757,166	3,680,380

Earnings Per Common Share - Basic:
Net income per common share - basic	$ 0.19	$ 0.25	$ 0.01	$ 0.00

Earnings Per Common Share - Diluted:
Net income per common share - diluted	$ 0.18	$ 0.25	$ 0.01	$ 0.00

The accompanying notes are an integral part of these statements

CHAMPION PARTS, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

 (Unaudited)

	Common Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated (Deficit)	Accumulated Comprehensive (Loss)

BALANCE – December 31, 2003	3,655,266	$ 366,000	$ 15,578,000	$(13,687,000)	$ (2,020,000)

Net Income	-0-	-0-	-0-	678,000	-0-

BALANCE – September 26, 2004	3,655,266	$ 366,000	$ 15,578,000	$(13,009,000)	$ (2,020,000)

The accompanying notes are an integral part of these statements

CHAMPION PARTS, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	Nine Months Sept. 26, 2004	Nine Months Sept. 28, 2003	Three Months Sept. 26, 2004	Three Months Sept. 28, 2003

Net income & other comprehensive income	$ 678,000	909,000	$ 21,000	$ 12,000

The accompanying notes are an integral part of these statements.

CHAMPION PARTS, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	Nine Months Sept. 26, 2004	Nine Months Sept. 28, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$ 678,000	$ 909,000

Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	360,000	329,000
Provision for inventory write-offs	383,000	107,000
Provision for doubtful accounts	96,000	161,000
Net cash from sale of assets	1,368,000	-0-
Forgiveness of City of Hope, Arkansas note payable	(250,000)	-0-
Changes in assets and liabilities:
Accounts receivable - gross	270,000	2,000
Other accounts receivable	1,000	32,000
Inventories - gross	(2,756,000)	(443,000)
Prepaid expenses	(313,000)	(103,000)
Accounts payable	486,000	(93,000)
Accrued liabilities and other	(284,000)	(315,000)
NET CASH PROVIDED BY OPERATING ACTIVITIES	39,000	586,000

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(149,000)	(351,000)
NET CASH (USED IN) INVESTING ACTIVITIES	(149,000)	(351,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under revolving loan agreement	1,977,000	287,000
Payments on term note obligations	(1,443,000)	(348,000)
Payments under long-term subordinate debt obligations	(61,000)	(144,000)
Payments under long-term acquisition note obligation	-0-	(83,000)
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	473,000	(288,000)
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	363,000	(53,000)

CASH AND CASH EQUIVALENTS - Beginning of period	135,000	246,000

CASH AND CASH EQUIVALENTS - End of period	$ 498,000	$ 193,000

Supplemental disclosures of cash flow information
Cash paid during the nine months:
Income taxes	$ 38,000	$ -0-
Interest	459,000	352,000

The accompanying notes are an integral part of these statements.

CHAMPION PARTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

_________________________________________________________________

Note 1.

The accompanying financial statements for the three months and nine months ending September 26, 2004 and September 28, 2003 have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  The condensed consolidated financial statements and these notes should be read in conjunction with the consolidated financial statements and footnotes of the Company included in the Company's Annual Report submitted on Form 10K and 10-K/A for the year ended December 31, 2003.

The consolidated balance sheet at December 31, 2003 has been derived from the audited financial statements at that date.

Certain amounts relating to December 31, 2003 and September 28, 2003 have been reclassified to conform to the current year's presentation.

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

Note 3.

The information furnished herein reflects all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period.  Results of operations for the nine months ending September 26, 2004 are not necessarily indicative of results to be expected for the entire year.

Note 4.

Inventories are valued at the lower of cost (first-in, first-out method) or market.  A summary of the gross inventories and reserves follows:

	September 26, 2004	December 31, 2003
Gross Inventories:
Raw cores	$ 6,953,000	$ 6,863,000
Parts	2,836,000	2,369,000
Sub-total raw materials	9,789,000	9,232,000
Work-in-process	3,336,000	3,545,000
Finished goods	7,170,000	4,762,000
Total gross inventories	$ 20,295,000	$ 17,539,000

Inventory Reserves:
Core devaluation	$ (3,308,000)	$ (3,089,000)
Obsolescence	(3,237,000)	(3,062,000)
Valuation reserves	(513,000)	(524,000)
Total inventory reserves	$ (7,058,000)	$ (6,675,000)

Total net inventories	$ 13,237,000	$ 10,864,000

Note 5.

For reporting purposes, product and core returns are offset against gross sales in arriving at net sales.  Total returns for the three months ended September 26, 2004 were $1,352,000 compared to $1,438,000 at September 28, 2003.  Total returns for the nine months ended September 26, 2004 were $4,638,000 compared to $4,855,000 at September 28, 2003.

Note 6.

Long-lived Assets - The Company reviews the carrying values of its long-lived assets and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable.  Any long-lived assets held for disposal are reported at the lower of their carrying amounts or estimated fair value less cost to sell.  As of September 26, 2004 there has been no impairment of long lived-assets.

Note 7.

Assets Held for Sale - At December 31, 2003, "Assets Held For Sale" represented the land, buildings and building improvements for the Beech Creek, Pennsylvania facility that ceased operation on March 15, 2002.  Management reviewed the carrying values of these assets at December 31, 2003, for possible impairment and whether the carrying value would be recoverable.  The assets were valued at the lower of cost or market.  The sale of these assets was consummated on June 28, 2004 for the gross value of $1.5 million.  The net difference between sales proceeds received, assets held for sale and other costs of approximately $118,000 was recorded in July 2004 against the restructuring reserve provided for this transaction.

Note 8.

Income tax expense recorded for the nine months ending September 26, 2004, represents an accrual for nine months of the estimated annual tax liability. The income tax expense attributable to operations for the three and nine months ended September 28, 2003, differed from the amounts computed by applying the federal income tax rate of 34% principally as a result of tax benefits recognized related to the carry forward of net operating losses.

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

On August 10, 2004, the Company entered into a three-year secured revolving credit facility with PNC Bank, National Association, replacing the Congress Financial Corporation credit facility.  Maximum credit available under the new PNC facility is $14,000,000, including available letter of credit accommodations of $1,000,000.  The interest rate on the revolving debt facility is either lender prime plus 3/4 % or LIBOR plus 2%, and for letters of credit, the rate is 3.25% per annum on the daily outstanding balance.

Also on August 10, 2004, the Company entered into a commercial property loan on its Hope, Arkansas property with Elk Horn Bank and Trust Company acting as lead bank for a group of five lending institutions.  The loan with Elk Horn is for $900,000, with seven-year amortization and an interest rate of New York prime plus 2% adjusted quarterly.

At September 26, 2004, the balance outstanding on the Company’s loan facility with PNC Bank, National Association, was a revolver balance of $9,630,000 and letter of credit accommodations of $40,000.  Also at September 26, 2004, the balance outstanding on the Company's commercial mortgage loan with Elk Horn Bank was $892,000. The total of the loan balances was $10,522,000, which compares to a total loan balance at December 31, 2003 with Congress Financial Corporation of $9,988,000 and letter of credit accommodations of $50,000.

The carrying amount of long-term debt (excluding the restructured vendor debt) approximates fair market value because the interest rates on substantially all the debt fluctuate based on changes in market rates.

The asset purchase note represents a promissory note for the purchase of intellectual properties.  The note is payable monthly based on a percentage of sales relating to the products associated with the assets purchased.

The Company is in compliance with the fixed coverage ratio covenant contained in the PNC Bank loan agreement.

Note 10.

At March 28, 2004 the Company met job expansion incentives under City of Hope, Arkansas $250,000 loan and the note was forgiven. The forgiveness of the debt was taken into non-operating income in March.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

      CONDITION AND RESULTS OF OPERATIONS

Management Overview

Third quarter 2004 net sales of $4,578,000 were $422,000, or 8.4%, lower than third quarter 2003 primarily reflecting the soft market for air conditioning products. Cost of products sold for the third quarter were lower than 2003 by $342,000, or 8.1%, reflecting favorable reductions in materials, labor and overhead spending.  Operating expenses were also lower than 2003 by $144,000, or 20.6%, as a result of reductions in both Corporate and Division administrative costs.  Operating income for the quarter increased $64,000, or 62.7%, compared to the same period in 2003, with the increase principally a result of reducing the cost of products sold combined with the significantly lower administrative costs for the quarter. Interest cost for the quarter was up $34,000 over 2003, reflecting a two-percentage point interest increase that resulted from extending the expired loan facility until August 10th. The Company’s net income for the quarter was $21,000, a $9,000 increase versus the $12,000 reported for the same period in 2003.

Nine months 2004 net sales of $15,171,000 were 16.5%, less than the nine months of 2003 reflecting the continuing market decline of carburetor net sales combined with a soft market for air conditioning products. Year-to-date cost of products sold was lower versus last year by $2,519,000, or 16.9%, slightly less than the net sales decline.  Operating expenses were $141,000, or 6.9%, below the 2003 level reflecting lower administrative costs due the reduction of operating costs for the idle Pennsylvania facility that was sold on June 28th. Operating income year-to-date was $876,000, a $338,000 decline versus $1,214,000 for the same period in 2003 and primarily is a result of the decline in net sales. Interest cost for the nine-month period was up $91,000 over 2003, reflecting a two-percentage point interest increase that resulted from extending the expired loan facility until August 10th. At the end of the first quarter the Company met job expansion incentives under the City of Hope, Arkansas note agreement and the $250,000 note was forgiven.  This accounts for the significant gain in non-operating income during the first nine-month period.  The Company’s net income for the nine months was $678,000, a decrease of $231,000, or 25.4%, versus the $909,000 reported for the same period in 2003.  The decline in net income principally reflects the significantly lower net sales combined with higher interest costs.  Partially mitigating this was the $250,000 gain from the forgiveness of the City of Hope, Arkansas loan and lower administrative expenses.

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

The Company has financed its working capital needs through the use of its bank credit facility and the cash flow generated from operations. At September 26, 2004, the total balance outstanding on the Company’s revolving loan facility with PNC Bank, National Association was $9,630,000 and letter of credit accommodations were $40,000.  Also at September 26, 2004, the balance outstanding on the Company's commercial mortgage loan with Elk Horn Bank was $892,000. The total of the loan balances was $10,522,000, which compares to a total loan balance at December 31, 2003 with Congress Financial Corporation of $9,988,000 and letter of credit accommodations of $50,000.

Results of Operations

Three months ended September 26, 2004 compared to three months ended September 28, 2003

Net sales for the quarter ending September 26, 2004 were $4,578,000 versus net sales of $5,000,000 for the third fiscal quarter in 2003.  The $422,000, or 8.4%, decrease in net sales compared to 2003 reflects the lower seasonal demand for air conditioning products due to the cooler than expected summer weather.  Total product and core returns, which are accounted for as reductions to gross sales, were 22.4% and 21.9% of gross sales for the third quarter of 2004 and 2003, respectively.

Carburetor net sales were 50.6% and 32.0% of total net sales, respectively, for the third quarter of 2004 and 2003. Even though new vehicles sold are no longer equipped with carburetors in the United States and Canada, the Company continues to sell replacement units for older vehicles that predominantly use carburetors.  Carburetor net sales as a percentage of total net sales was up for the third quarter 2004 versus 2003, however, the Company expects that the trend in carburetor sales will continue to decline in future periods. In addition, carburetor margins may be negatively impacted in the future as customers accelerate product returns during periods of declining demand.

Cost of products sold were $3,856,000, or 84.2%, of net sales for 2004 as compared to $4,198,000, or 84.0%, for the third quarter of 2003.  The $422,000, or 8.1% decrease versus 2003 is primarily attributed to the lower net sales volume.

Selling, distribution and administrative expenses for the third quarter 2004 were $556,000 compared to $700,000 in the same quarter of 2003. The spending decrease of $144,000 reflects reduction of administrative costs relating to the Beech Creek facility that was sold June 28th and lower professional fees.

Operating income for the quarter was $166,000, compared to $102,000 for the third quarter of 2003.  The operating income increase versus 2003 can be attributed to the favorable decline in operating expenses.

Interest expense of $140,000 for the quarter was up $34,000 over 2003, reflecting a two-percentage point rate increase that resulted from extending the expired loan facility to August 10th.

Non-operating income was $2,000 for the third quarter versus $16,000 recorded in 2003. Core storage proceeds for a customer in 2003, but not repeated in 2004, account for the $14,000 difference.

Net income was $21,000 for the third quarter versus $12,000 for 2003, an increase of $9,000, or 75.0%. The increase in net income primarily reflects lower operating expenses for reasons mentioned earlier.

Nine months ended September 26, 2004 compared to nine months ended September 28, 2003

Net sales for the nine months ending September 26, 2004 were $15,171,000 versus net sales of $18,169,000 for the same fiscal period in 2003.  The $2,998,000, or 16.5%, decrease in net sales compared to 2003 reflects the continued market decline of carburetor net sales combined with lower seasonal demand for air conditioning products.  Partially offsetting these declines were slightly higher sales in the traditional markets of heavy duty and agricultural product lines. Total product and core returns, which are accounted for as reductions to gross sales, were 23.0% and 20.7% of gross sales for the nine months of 2004 and 2003, respectively. The higher percentage for the nine months of 2004 reflects the impact of product return credits issued dropping only 4.5% compared to a 14.0% drop in gross sales.

Carburetor net sales were 48.4% and 43.3% of total net sales, respectively, for the nine months of 2004 and 2003. Even though new vehicles sold are no longer equipped with carburetors in the United States and Canada, the Company continues to sell replacement units for older vehicles that predominantly use carburetors.  Although carburetor net sales as a percentage of total net sales was up for the nine months of 2004 versus 2003, on a dollar basis they continued downward and the Company still expects that the trend in carburetor sales will continue to be a steady decline in future periods. In addition, carburetor margins may be negatively impacted in the future as customers accelerate product returns during periods of declining demand.

Cost of products sold were $12,384,000, or 81.6%, of net sales for 2004 as compared to $14,903,000, or 82.0%, for the same fiscal period of 2003.  The $2,519,000, or 16.9% decrease versus 2003 is primarily accounted for by the net sales decrease.

Selling, distribution and administrative expenses for year-to-date 2004 were $1,911,000 compared to $2,052,000 for the same period in 2003. Administrative spending was down $141,000, or 6.9%, from 2003 reflecting the reduction of operating costs for the Pennsylvania facility (taxes and insurance) that was sold on June 28th combined with lower professional fees and payroll costs.

Operating income for the nine months was $876,000 compared to $1,214,000 for the nine months of 2003.  The operating income decline versus 2003 can be attributed the significant decline in net sales, partially mitigated by lower cost of products sold and lower operating costs.

Interest expense of $440,000 for the nine months was up $91,000 over 2003, reflecting a two-percentage point interest rate increase that resulted from extending the expired loan facility to August 10th.

Non-operating income was $258,000 for the period versus $44,000 recorded in 2003. At the end of the first quarter the Company met job expansion incentives under City of Hope, Arkansas note and the $250,000 loan was forgiven.  The gain recorded from the reversal of this note accounts for the significant gain in non-operating income for the nine month period.

Net income was $678,000 for the nine months versus $909,000 in 2003 for the same period, a decrease of $231,000, or 25.4%.  As discussed earlier, the significant decline in net sales is the primary reason for the drop in net income versus 2003. Partially mitigating this was the increase in non-operating income reflecting the loan City of Hope note write-off and lower operating expenses.

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

Deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.  At September 26, 2004, the Company’s deferred tax asset consisted principally of net inventory reserves and net operating loss carryforwards.  The Company’s deferred tax asset has been reduced by a valuation allowance to the extent such benefits are not expected to be fully utilized.

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

On August 10, 2004, the Company entered into a three-year credit facility with PNC Bank, National Association, replacing the Congress Financial Corporation credit facility.  Maximum credit available under the new PNC facility is $14,000,000, with available letter of credit accommodations of $1,000,000.  The interest rate on the revolving debt facility is either lender prime plus 3/4 % or LIBOR plus 2%, and for letters of credit, the rate is 3.25% per annum on the daily outstanding balance.

Also on August 10, 2004, the Company entered into a commercial property loan on the Hope, Arkansas property with Elk Horn Bank and Trust Company acting as lead bank for a group of five lending institutions. The loan with Elk Horn is for $900,000, with seven-year amortization and an interest rate of New York prime plus 2% adjusted quarterly.

Management believes that with the new credit facilities in place and the real estate sale completed, the Company's borrowing availability under the new revolving credit agreement, together with the cash flow generated from operations, will be sufficient to meet its working capital needs over the next fiscal year and beyond.

Working Capital

Net working capital at September 26, 2004 was a positive $10,590,000 compared to negative $1,846,000 at December 31, 2003. The current ratio at September 26, 2004 was 1.78 versus 0.92 at December 31, 2003.The significant improvement in working capital primarily reflects the classification of term and revolver debt for the new loan facilities as long-term debt (see Note 2. to the financial statements).

For these same reasons, net working capital is $12,346,000 higher than the September 28, 2003 balance.

Net trade accounts receivable at September 26, 2004 were $9,590,000, a decrease of $366,000 versus the year-end 2003 balance of $9,956,000.  The decrease in the Company's accounts receivable balance at the end of nine months versus the year-end generally reflects the decrease in sales during the period.

When compared to the September 28, 2003 trade receivables balance of $8,944,000, the September 26, 2004 balance is up $634,000 reflecting lower collections during the third quarter of 2004 versus 2003.

Net inventories of $13,237,000 at September 26, 2004 were $2,373,000 higher compared to the year-end 2003 balance of $10,864,000.  The increase in inventory reflects higher finished goods and parts inventories partially offset by lower work-in-process balances. The finished goods inventory increase is a result of a build-up of air conditioning products inventories to service normally anticipated third quarter sales that did not materialize due to a soft market. This inventory is expected to be utilized to satisfy 2005 pre-season orders. These same reasons explain the $2,685,000 increase over the September 28, 2003 balance.

Accounts payable at September 26, 2004 were $8,166,000 compared to a balance at year-end 2003 of $7,681,000. The $485,000 increase in accounts payable is due to the higher net trade accounts payable which resulted from the tightening of the revolver loan availability by Congress Financial Corporation during the extension period of its credit facility.  Since the closing of the new PNC Bank revolver facility on August 10, 2004, trade payables have been reduced by $473,000 reflecting the plan to bring current payables up to date.

Compared to the September 28, 2003 balance of $7,923,000, accounts payable are $243,000 higher for the same reasons.

Accrued expenses of $4,437,000 were $366,000 below the fiscal year-end 2003 balance of $4,803,000, principally reflecting a decrease in the environmental reserve for the Company's final settlement of the Puente Valley, California proceedings lawsuit.

Compared to the September 28, 2003 balance of $4,764,000, accrued expenses are down $327,000 due to the same reason.

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

On June 28, 2004, the Company consummated the sale of its Beech Creek facility and property. The plant was vacated after consolidating operations in March of 2002.  The gross value of the transaction was $1.5 million and the net proceeds were used to reduce term and revolver debt in July. The net difference between sales proceeds received, assets held for sale and other costs of approximately $118,000 was recorded in July 2004 against the restructuring reserve provided for this transaction. Sale of the Beech Creek property has allowed the Company to proceed with replacing the Congress loan facility with new lenders.

On August 10, 2004, the Company entered into a three-year secure revolving credit facility with PNC Bank, National Association, replacing the Congress Financial Corporation credit facility.  Maximum credit available under the new PNC facility is $14,000,000, including available letter of credit accommodations of $1,000,000.  The interest rate on the revolving debt facility is either lender prime plus 3/4 % or LIBOR plus 2%, and for letters of credit, the rate is 3.25% per annum on the daily outstanding balance.

Also on August 10, 2004, the Company entered into a commercial property loan on its Hope, Arkansas properties with Elk Horn Bank and Trust Company acting as lead bank for a group of five lending institutions.  The loan with Elk Horn is for $900,000, with seven-year amortization and an interest rate of New York prime plus 2% adjusted quarterly.

At September 26, 2004, the balance outstanding on the Company’s loan facility with PNC Bank, National Association, was a revolver balance of $9,630,000 and letter of credit accommodations of $40,000.  Also at September 26, 2004, the balance outstanding on the Company's commercial mortgage loan with Elk Horn Bank was $892,000. The total of the loan balances was $10,522,000, which compares to a total loan balance at December 31, 2003 with Congress Financial Corporation of $9,988,000 and letter of credit accommodations of $50,000.

At March 28, 2004 the Company met job expansion incentives under City of Hope, Arkansas $250,000 loan and the note was forgiven. The forgiveness of the debt was taken into non-operating income in March.

SEASONALITY

The Company's business is slightly seasonal in nature, primarily as a result of the impact of weather conditions and the agricultural cycle on the demand for certain automotive and agricultural replacement parts.  Historically, the Company's sales and profits are generally the highest in the first half of the year trending down through the summer and early fall months.

FUTURE OUTLOOK

Growth in revenue and operating profit from the sales of air conditioning products has partially mitigated the declining carburetor product line sales during the past two years. Management is pursuing other new products and new markets for existing products. This includes internal new product development as well as acquisition opportunities.

The Company's borrowing availability under the new revolving credit agreement, together with the cash flow generated from operations, should provide sufficient working capital to meet its needs over the next fiscal year and beyond.

FACTORS WHICH MAY AFFECT FUTURE RESULTS

This quarterly report contains forward-looking statements that are subject to risks and uncertainties, including but not limited to the statements under "Future Outlook" and to the following:

The competitive environment continues to cause changes in the distribution channels between volume retailers and traditional warehouse/distributors.  The Company has diversified its customer base and currently serves all major aftermarket segments, including large volume automotive retailers, original equipment manufacturers of automotive equipment and automotive warehouse distributors. The decline in carburetor product sales over the longer term could impact future results. The Company expects the growth in air conditioning product sales to partially offset this impact. There is no assurance that the sales increases in air conditioning products will exceed the decreases in carburetor sales or the contribution of carburetor sales to net income.

The Company’s six largest customers accounted for a total of 80.7% of the Company’s net sales during the nine months ending September 26, 2004, with the four largest customers aggregating 71.5% of the total. For the same period in 2003, the Company’s six largest customers accounted for a total of 91.1 % of the Company’s net sales, with the four largest customers comprising 82.1% of the total. A significant reduction in the level of net sales or the loss of a large customer could have a materially adverse impact on the Company’s financial condition and results of operations.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has a revolving credit facility and mortgage loan, which bear interest at various rates that are based on the bank prime rate. Interest on $10,522,000, or 84.5%, of the Company's debt was variable based on the lender’s or New York prime rate. Consequently, a general increase of 1% in the lender’s prime rate would result in additional interest cost of approximately $105,000 if the same debt level and structure were to be maintained.

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

3.

Exhibit 32.1 – CEO Section 906 Certification - CEO

4.

Exhibit 32.2 – CFO Section 906 Certification - CFO

(b)

Reports on Form 8-K

1.

The Company filed a Current Report on Form 8-K on August 13, 2004. The Form 8-K reported that in accordance with “Item 12. Regulation FD Disclosure”, on August 13, 2004, Champion Parts, Inc. issued a press release announcing earnings for the Second Quarter of 2004 ended June 27, 2004.  The Company’s Form 10-Q was filed with the Securities and Exchange Commission on August 11, 2004.

2.

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

3.

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

Date:   November 10, 2004

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

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s third fiscal quarter in the case of an quarterly report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

Date:     November 10, 2004

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

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s third fiscal quarter in the case of an quarterly report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

Date:     November 10, 2004

/s/ Richard W. Simmons
Richard W. Simmons Vice President Finance and Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PERSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Champion Parts, Inc., (the “Company”) on Form 10-Q for the quarter ended September 26, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Jerry A. Bragiel, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

November 10, 2004

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

CERTIFICATION PERSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PERSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Champion Parts, Inc.  (the “Company”) on Form 10-Q for the quarter ended September 26, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Richard W. Simmons, Vice President Finance and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

November 10, 2004

/s/ Richard W. Simmons Richard W. Simmons Vice President Finance and Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to Champion Parts, Inc. and will be retained by Champion Parts, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.