Form 10-K
period 2004-12-31
CHAMPION PARTS INC
filed 2005-04-14
CIK 19161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Yes  [  ]   No [X]

As of March 31, 2005, 3,655,266 Common Shares were outstanding and the aggregate market value of the Common Shares held by non-affiliates of the Registrant, based on the closing price, was $2,330,374, and was $2,290,195 as of June 30, 2004.  For information as to persons considered to be affiliates for purposes of this calculation, see "Item 5, Market for the Company's Common Shares and Related Shareholder Matters".

Champion Parts, Inc.

Form 10-K

Cross Reference Index

PART IV
	Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	29
		Signature Page	31
		Officer Certifications (Sarbanes - Oxley) – Exhibits 31 & 32	32-35

PART I

Item 1.      Business

Unless context indicates otherwise, the term “Company" as used herein means Champion Parts, Inc. and its subsidiaries.

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

During the fiscal years ended December 31, 2004, 2003 and 2002, the Company's net sales of parts for automobiles (including light duty trucks) accounted for 86%, 83% and 87%, respectively, of the Company's total net sales; while sales of parts for heavy duty trucks, farm equipment and marine applications accounted for 14%, 17% and 13%, respectively, of total net sales.

The Company's largest product line is remanufactured carburetors, which accounted for 55% of 2004 net sales compared to 47% in 2003. The Company's main distribution channel is through two large retailers who accounted for 87% of net carburetor sales in 2004 and 95% in 2003.  The balance of the carburetor sales was to original equipment aftermarket customers and traditional warehouse distributors.

Marketing and Distribution

The Company's products are marketed throughout the continental United States and, in a limited way, in Canada and other countries.  The Company sells carburetors to aftermarket retail chains that distribute products through their stores. In addition, the Company sells it’s products for resale through their dealers. The Company also sells carburetors, air conditioning compressors, electrical and mechanical products to automotive and marine warehouse distributors, which in turn sell to jobber stores and through them to service stations, automobile and marine repair shops and individual motorists.

Of the Company's net sales in the year ended December 31, 2004, approximately 49% were to retailers; approximately 28% were to manufacturers of automobiles, trucks and farm equipment and heavy duty fleet specialists; and approximately 23% were to automotive warehouse distributors, marine distributors and other customers.

The Company exhibits its products at trade shows. The Company also publishes catalogs of its products, including a guide with information as to the various vehicle models for which the Company's products may be used and a pictorial product identification guide to assist customers in the return of used units.  The Company's sales representatives and sales agents call on customers and prospective customers to familiarize them with the Company's products, and the applications of its products.

During the fiscal year ended December 31, 2004, the four largest customers of the Company accounted for approximately 74% of net sales (24%, 24%, 18% and 8%).  In 2003, the same customers of the Company accounted for approximately 77% of net sales (23%, 21%, 17% and 16%), and in 2002, they accounted for approximately 84% of net sales (26%, 23%, 18% and 17%).  No other customers accounted for more than 10% of net sales in any of the three years.

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

Materials

In its remanufacturing operations, the Company obtains and utilizes used units, commonly known as "cores". A majority of the units remanufactured by the Company are acquired from customers as trade-ins, generally referred to as "core returns", which are encouraged by the Company in the sale of remanufactured units. The remainder of the core requirements is filled by purchasing cores on the open market.

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

Backlog

The Company did not have a significant order backlog at December 31, 2004 and 2003.

Competition

The remanufactured automotive parts industry is highly competitive as the Company competes with a number of other companies, including certain original equipment manufacturers that sell remanufactured automotive parts.  The Company competes with several large regional remanufacturers and with remanufacturers that are franchised by certain original equipment manufacturers to remanufacture their products for regional distribution.  The Company also competes with numerous remanufacturers that serve local areas. In addition, sales of remanufactured parts compete with sales of similar new replacement parts. Manufacturers of kits used by mechanics to rebuild carburetors may also be deemed to be competitors of the Company.

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

The engineers also design and build new tools, machines and testing equipment for use in all the Company's plants and develop specifications for certain components manufactured by the Company for use in its remanufacturing operations.  Additionally, the engineer’s design and test new methods of reassembling components and cleaning parts and cores. The Company believes such activities improve the Company's ability to serve the needs of its customers.

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

Employees

As of December 31, 2004, the Company employed 300 people including the corporate headquarters, plant and warehouse facilities.

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

The following table sets forth certain information with respect to each of the Company's remanufacturing, warehousing and service facilities other than the corporate headquarters:

	Warehouse Area	Manufacturing Area
Location:	(Sq. Ft.)	(Sq. Ft.)
Owned:
Hope, Arkansas	55,000	222,000

Leased:
Port Richey, Florida – Plant & Warehouse	7,000	40,000
Bristol, Pennsylvania - Warehouse	2,500	-0-

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

In June 2004 the Company entered into a consent order agreement with PADEP and the purchaser of the Beech Creek property, whereby the Company agreed to the remediation of the property under Pennsylvania’s Act 2 Program. A $200,000 escrow account was established at the closing of the sale of the property to cover EPA issues.

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

In August 2002, the Company received a de minimis settlement offer from the USEPA for approximately $154,000.  The Company did not accept the settlement offer.

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

3.   Double Eagle Superfund Proceeding

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

4.  Asbestos Litigation

In 2004 and certain prior years, the Company was one of numerous defendants named in suits for personal injuries caused by exposure to products containing asbestos. The Company put its insurance carriers on notice and its attorneys have filed answers denying the allegations in the complaints. The Company’s insurance carriers have agreed to defend the Company under a reservation of rights.

While it is not possible to predict the course these cases may take in the future, only three cases remain open, less than ten percent of the cases that were filed.

Summary

From time to time, the Company may be named in lawsuits during the normal course of its business. Management intends to vigorously defend any lawsuits that may arise.  In the opinion of Management, the environmental legal matters now pending will not have a material adverse effect on the consolidated financial position of the Company.

The Company has available established reserves of $100,000, as of December 31, 2004, for potential environmental and other legal liabilities that it believes to be adequate.   However, there can be no assurance that the reserves will be adequate to cover actual costs incurred or that the Company will not incur additional environmental or other legal liabilities in the future.

Item 4.      Submission of Matters to a Vote of Shareholders

None

PART II

Item 5.      Market for the Registrant's Common Stock and Related Shareholder Matters

The Company's Common Shares are traded over the counter on the NASD Electronic Bulletin Board under the symbol "CREB.OB".  As of December 31, 2004, there were 631 holders of record of the Company's Common Shares.  This number does not include beneficial owners of Common Shares whose shares are held in the name of banks, brokers, nominees or other fiduciaries.

The information appearing in the following table on the range of high and low trade prices for the Company's Common Shares was obtained from NASDAQ quotations provided in the OTC Market Report published by the National Quotation Bureau. Such high and low bids reflect interdealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

	Year Ended		Year Ended
	December 31, 2004		December 31, 2003
	Low	High	Low	High
	Bid ($)	Bid ($)	Bid ($)	Bid ($)
1st Quarter	1.06	1.30	0.26	0.40
2nd Quarter	0.95	1.20	0.41	0.70
3rd Quarter	1.10	1.40	0.70	1.40
4th Quarter	1.10	1.30	1.01	1.50

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

Item 6.      Selected Financial Data

	2004	2003	2002	2001	2000
Income Summary:
Net Sales	$19,998,000	$24,038,000	$24,790,000	$21,936,000	$22,245,000
Costs and Expenses:
Operating costs and other, net (Note 1)	18,522,000	22,403,000	23,889,000	21,428,000	20,904,000
Gain on disposal of assets (Note 2)	-0-	-0-	-0-	-0-	(26,000)
Gain on sale of investment (Note 3)	-0-	-0-	-0-	-0-	(753,000)
Interest - net	606,000	468,000	529,000	491,000	556,000
Total costs and expenses	19,128,000	22,871,000	24,418,000	21,919,000	20,681,000

Net Income before income taxes	870,000	1,167,000	372,000	17,000	1,564,000

Income taxes	155,000	37,000	5,000	10,000	100,000

Net Income	$ 715,000	$1,130,000	$ 367,000	$ 7,000	$1,464,000
Average Common Shares Outstanding Outstanding and Share Equivalents:
Basic	3,655,266	3,655,266	3,655,266	3,655,266	3,655,266
Diluted	3,756,452	3,704,465	3,655,266	3,671,497	3,689,190
Basic Earnings per Common Share:
Net Income per Common Share	$ 0.20	$ 0.31	$ 0.10	$ 0.00	$ 0.40
Diluted Earnings per Common Share:
Net Income per Common Share	$ 0.19	$ 0.31	$ 0.10	$ 0.00	$ 0.40
At Year-End:
Total Assets	$ 27,071,000	$ 25,641,000	$ 24,380,000	$ 23,980,000	$ 18,840,000
Debt Obligations (Note 4)	$ 12,990,000	$ 12,234,000	$ 10,770,000	$ 11,400,000	$ 5,713,000

Selected Financial Data - Notes

Note 1:   At the end of May 2004, the Company closed its warehouse distribution location in suburban Toronto, Ontario, Canada. A continual decline in sales revenues and profitability over the past several years did not warrant keeping the operation open.

Note 2:

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

Note 3:

Included in the 2000 disposal of assets is a $26,000 gain from the sale of tooling.

Note 4:

The Company realized a gain of $753,000 in 2000 resulting from the sale of the Company's 50% interest in an automotive engine remanufacturer that had been accounted for using the equity method.  The gain reflects net proceeds realized after legal expenses, other fees, and reversals of foreign translation adjustments and the reserves for guarantee of bank loans.

Note 5:

For this schedule, the current maturities of long-term debt are included in long-term debt obligations in order to reflect comparable numbers with all periods presented.

Item 7.      Management's Discussion and Analysis of Financial

                 Condition and Results of Operations

Management Overview

Net sales for 2004 of $19,998,000 were 16.8% less than 2003 reflecting the continuing market decline of carburetor net sales combined with a soft market for air conditioning products and a large air conditioning customer losing one it’s primary customers. Costs of products sold in 2004 were also lower versus last year by $3,225,000, or 16.3%, slightly less than proportional with the net sales decline. Operating expenses were $341,000, or 12.6%, below the 2003 level reflecting lower administrative costs due the reduction of operating costs for the idle Pennsylvania facility that was sold on June 28th. Operating income was $1,052,000, a $474,000 decline versus $1,526,000 from 2003 primarily as a result of the decline in net sales. Interest cost for the year was up $138,000 over 2003, reflecting a two-percentage point interest increase that resulted from extending the expired loan facility until refinancing was completed on August 10th, and slightly higher revolver loan balances towards the end of the year.  At the end of the first quarter of 2004, the Company met job expansion incentives under the City of Hope, Arkansas note agreement and the $250,000 note was forgiven. The Company also received during the year $151,000 in rebates from the State of Arkansas for meeting job expansion incentives under the State’s create rebate program. These two items primarily accounted for the $315,000 increase in non-operating income over the prior year. The Company’s net income for 2004 was $715,000, a decrease of $415,000, or 36.7%, versus the $1,130,000 reported in 2003.  The decline in net income principally reflects the significantly lower net sales combined with higher interest costs.  Partially mitigating this was the gain in non-operating income and lower administrative expenses.

At the end of May 2004, the Company closed its warehouse distribution location in suburban Toronto, Ontario, Canada. A continual decline in sales revenues and profitability over the past several years did not warrant keeping the operation open.

The Company entered into a three-year secured revolving credit facility on August 10, 2004, with PNC Bank, National Association, replacing the Congress Financial Corporation credit facility.  Maximum credit available under the new PNC facility is $14,000,000, including available letter of credit accommodations of $1,000,000.  The interest rate on the revolving debt facility was lender prime plus 1/4 % or LIBOR plus 2%, and for letters of credit, the rate is 3.25% per annum on the daily outstanding balance. On March 18, 2005, the Company entered into an amendment to the Credit, Loan and Security Agreement. Amendment No. 1 set forth the terms for temporary modification of the revolving interest rate to 1.25% above bank prime through April 12, 2005; the terms for temporary over-formula advances resulting from a change in the Lender’s interpretation of the formula for calculating Eligible Receivables; definition of collateral monitoring fees; and redefinition of the fixed charge coverage ratio covenant from a quarterly basis to a rolling twelve month basis.

On August 10, 2004, the Company also entered into a commercial property loan on its Hope, Arkansas property with Elk Horn Bank and Trust Company acting as lead bank for a group of five lending institutions. The loan with Elk Horn is for $900,000, with seven-year amortization and an interest rate of New York prime plus 2% adjusted quarterly.

The Company finances its working capital needs through the use of its bank credit facility and the cash flow generated from operations. At December 31, 2004, the total balance outstanding on the Company’s revolving loan facility with PNC Bank, National Association was $10,195,000 and letter of credit accommodations were $40,000.  Also at December 31, 2004, the balance outstanding on the Company's commercial mortgage loan with Elk Horn Bank was $866,000. The total of the loan balances was $11,061,000, which compares to a total loan balance at December 31, 2003 with Congress Financial Corporation of $9,988,000 and letter of credit accommodations of $50,000.

Results of Operations

2004 Compared to 2003

Net sales for the year ending December 31, 2004 were $19,998,000 versus net sales of $24,038,000 in 2003.  The $4,040,000, or 16.8%, decrease in net sales reflects the continued market decline of carburetor net sales combined with lower seasonal demand for air conditioning products and a large air conditioning customer losing one it’s primary customers.  Partially offsetting these declines were slightly higher sales in the traditional markets of heavy duty and agricultural product lines. Total product and core returns, which are accounted for as reductions to gross sales, were 23.7% and 20.3% of gross sales for the years 2004 and 2003, respectively. The higher percentage for the year of 2004 reflects the impact of product return credits issued declining less than the drop in gross sales.

Carburetor net sales were 54.6% and 46.5% of total net sales, respectively, for the year of 2004 and 2003. Even though new vehicles sold are no longer equipped with carburetors in the United States and Canada, the Company continues to sell replacement units for older vehicles that predominantly use carburetors.  Although carburetor net sales represented a larger share of the total net sales for the year, carburetor net sales declined slightly in 2004 compared to 2003. The Company expects that the trend in carburetor sales will continue to be a steady decline in future periods. In addition, carburetor margins may be negatively impacted in the future as customers accelerate product returns during periods of declining demand.

Cost of products sold were $16,588,000, or 82.9%, of net sales for 2004 as compared to $19,813,000, or 82.4%, for 2003.  The $3,225,000, or 16.3% decrease versus 2003 is primarily accounted for by the net sales decrease.

Selling, distribution and administrative expenses for 2004 were $2,358,000 compared to $2,699,000 in 2003. Administrative spending was significantly lower than 2003 reflecting the reduction of operating costs for the Pennsylvania facility (taxes and insurance) that was sold on June 28th combined with lower professional fees and payroll processing costs.

Operating income for the year was $1,052,000 compared to $1,526,000 in 2003, a $474,000, or 31.1% decline.  The operating income decline can be attributed to the significantly lower net sales.

Interest expense of $606,000 for the year was up $138,000 over 2003, reflecting a two-percentage point interest rate increase that resulted from extending the expired loan facility to until refinancing was completed on August 10th, and higher revolver balances during the last quarter of the year.

Non-operating income was $424,000 compared to $109,000 recorded in 2003. At the end of the first quarter of 2004, the Company met job expansion incentives under the City of Hope, Arkansas note agreement and the $250,000 note was forgiven. The Company also received during the year $151,000 in rebates from the State of Arkansas for meeting job expansion incentives under the State’s create rebate program. These two items more than accounted for the $315,000 increase in non-operating income over the prior year.

Net income was $715,000 versus $1,130,000 in 2003, a decrease of $415,000, or 36.7%.  As discussed earlier, significantly lower net sales accounted for the drop in net income versus 2003. Partially mitigating this was the increase in non-operating income reflecting the loan City of Hope note write-off and State of Arkansas rebates and lower administrative expenses.

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

Operating income for the year was $1,526,000, a substantial gain of $675,000, compared to $851,000 for fiscal 2002. Plant relocation spending of $455,000 in 2002 accounts for part of the difference.  The balance of the improvement over 2002 can be attributed to the lower cost of products sold and reduced operating costs discussed in the preceding analysis.

Non-operating expense was $359,000 for the year versus $479,000 recorded in 2002. Primarily accounting for the $120,000 decrease in non-operating expense were lower interest costs, down $61,000 from 2002, reflecting lower bank prime interest rates combined with lower term loan balances versus 2002.  The remainder of the decrease in non-operating expense reflects a small net gain realized from adjustments in long-term liabilities versus prepaid expense write-offs from prior periods.

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

On June 28, 2004, the Company consummated the sale of its Beech Creek facility and property. The plant was vacated after consolidating operations in March of 2002.  The gross value of the transaction was $1.5 million and the net proceeds were used to pay-down term and revolver debt in the month of July 2004. A $200,000 escrow account was established at the closing of the sale of the property to cover future EPA issues.  Sale of the Beech Creek property allowed the Company to proceed with replacing the Congress loan facility with new lenders.

On August 10, 2004, the Company entered into a three-year credit facility with PNC Bank, National Association, replacing the Congress Financial Corporation credit facility.  Maximum credit available under the new PNC facility is $14,000,000, including available letter of credit accommodations of $1,000,000.  The interest rate on the revolving debt facility was lender prime plus 1/4 % or LIBOR plus 2%, and for letters of credit, the rate is 3.25% per annum on the daily outstanding balance. On March 18, 2005, the Company entered into an amendment to the Credit, Loan and Security Agreement. Amendment No. 1 that set forth the terms for temporary modification of the revolving interest rate to 1.25% above bank prime through April 12, 2005; the terms for temporary over-formula advances resulting from a change in the Lender’s interpretation of the formula for calculating Eligible Receivables; definition of collateral monitoring fees; and redefinition of the fixed charge coverage ratio covenant from a quarterly basis to a rolling twelve month basis.

Also on August 10, 2004, the Company entered into a commercial property loan on the Hope, Arkansas property with Elk Horn Bank and Trust Company acting as lead bank for a group of five lending institutions. The loan with Elk Horn is for $900,000, with seven-year amortization and an interest rate of New York prime plus 2% adjusted quarterly.

Management believes that the Company will be able to finance its working capital needs in the current year and the foreseeable future through the use of borrowings and cash flows generated from operations.

Working Capital

Net working capital at December 31, 2004 was a positive $10,994,000 compared to negative $1,846,000 at December 31, 2003. The current ratio at December 31, 2004 was 1.82 versus 0.92 at December 31, 2003.The significant improvement in working capital primarily reflects the classification of term and revolver debt for the new loan facilities as long-term debt.

Net trade accounts receivable at December 31, 2004 were $10,410,000, an increase of $454,000 versus the year-end 2003 balance of $9,956,000.  The increase in the Company's accounts receivable balance at year-end generally reflects the strong November and December sales to large retailers in 2004 versus 2003.

Net inventories of $12,710,000 at December 31, 2004 were $1,846,000 higher compared to the year-end 2003 balance of $10,864,000.  The increase in inventory reflects higher finished goods and parts inventories partially offset by lower raw and core work-in-process balances. The finished goods inventory increase is a result of a build-up of air conditioning products inventories to service normally anticipated seasonal sales that did not materialize due to a soft market. This finished goods inventory is expected to be utilized to satisfy 2005 orders.

Accounts payable at December 31, 2004 were $8,001,000 compared to a balance at year-end 2003 of $7,681,000. The $320,000 increase in accounts payable is primarily due to the higher net trade accounts payable which are up reflecting higher purchases of raw materials to support the increased production levels at the Hope facility in December 2004 and January 2005.

Accrued expenses of $4,833,000 were $30,000 greater than the fiscal year-end 2003 balance of $4,803,000, principally reflecting customer return credit accruals.

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

Debt (Continued)

On June 28, 2004, the Company consummated the sale of its Beech Creek facility and property. The plant was vacated after consolidating operations in March of 2002.  The gross value of the transaction was $1.5 million and the net proceeds were used to reduce the property term loan and revolver debt in July.  A $200,000 escrow account was established at the closing of the sale of the property to cover future EPA issues. Sale of the Beech Creek property allowed the Company to proceed with replacing the Congress loan facility with new lenders.

On August 10, 2004, the Company entered into a three-year secure revolving credit facility with PNC Bank, National Association, replacing the Congress Financial Corporation credit facility.  Maximum credit available under the new PNC facility is $14,000,000, including available letter of credit accommodations of $1,000,000.  The interest rate on the revolving debt facility was lender prime plus 1/4 % or LIBOR plus 2%, and for letters of credit, the rate is 3.25% per annum on the daily outstanding balance.

Also on August 10, 2004, the Company entered into a commercial property loan on its Hope, Arkansas properties with Elk Horn Bank and Trust Company acting as lead bank for a group of five lending institutions.  The loan with Elk Horn is for $900,000, with seven-year amortization and an interest rate of New York prime plus 2% adjusted quarterly.

On March 18, 2005, the Company entered into an amendment to the Credit, Loan and Security Agreement dated August 10, 2004 with PNC Bank, National Association. The Amendment No. 1 set forth the terms for temporary modification of the revolving interest rate to 1.25% above bank prime, the terms for temporary over-formula advances resulting from a change in the Lender’s interpretation of the formula for calculating Eligible Receivables, definition of collateral monitoring fees and redefinition of the fixed charge coverage ratio covenant from a quarterly basis to a rolling twelve month basis.

At December 31, 2004, the balance outstanding on the Company’s revolver loan facility with PNC Bank, National Association was $10,195,000 and letter of credit accommodations were $40,000. Also at December 31, 2004, the balance outstanding on the Company’s commercial mortgage loan with Elk Horn Bank was $866,000. The total of the loan balances was $11,061,000, which compares to a total loan balance at December 31, 2003 with Congress Financial Corporation of $9,988,000 and letter of credit accommodations of $50,000. At December 31, 2004, the Company was in compliance with the amended fixed charge coverage ratio covenant.

Future Outlook

The additional revenue from the sales of air conditioning products has partially mitigated the declining carburetor product line sales during the past three years. Management is pursuing other new products and new markets for existing products. This includes internal new product development as well as acquisition opportunities.

The Company's cash flow generated from operations together with borrowings, are expected to provide sufficient working capital to meet its needs over the next fiscal year and beyond.

Factors Which May Affect Future Results

This annual report contains forward-looking statements that are subject to risks and uncertainties, including but not limited to the statements under "Future Outlook" and to the following:

The competitive environment has caused and is continuing to cause changes in the distribution channels between volume retailers and traditional warehouse/distributors.  The Company has diversified its customer base and currently serves all major aftermarket segments, including large volume automotive retailers, original equipment manufacturers of automotive equipment and automotive warehouse distributors. The decline in carburetor product sales over the longer term could impact future results.  The Company expects the growth in air conditioning product sales to partially offset this impact. There is no assurance that the sales increases in air conditioning products will exceed the decreases in carburetor sales or the contribution of carburetor sales to net income.

The Company’s six largest customers accounted for a total of 84% of the Company’s net sales in the year ending December 31, 2004, with the four largest customers aggregating 74% of the total. For the same period in 2003, the Company’s six largest customers accounted for a total of 88% of the Company’s net sales, with the four largest customers comprising 77% of the total. A significant reduction in the level of net sales or the loss of a large customer could have a materially adverse impact on the Company’s financial condition and results of operations.

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

Contractual Obligations

The following table provides a summary of our contractual obligations at December 31, 2004.

Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt (1)	$ 12,990	$ 110	$ 12,034	$ 846	$ -0-
Operating leases (2)	995	269	726	-0-	-0-
Pension plan funding (3)	78	78	-0-	-0-	-0-
Total	$ 14,063	$ 457	$ 12,760	$ 846	$ -0-

Notes to Contractual Obligations:

 (1)  The nature of our long-term debt obligations is described more fully in “Note 3 of the Consolidated Financial Statements.”

 (2)   The operating lease obligations are attributable to the leasing of facilities and equipment.

 (3)   The pension plan funding was determined by the Company's actuary using the expected return on plan assets, the relative weighting of the plan assets, and the historical performance of the plan assets and other economic indicators of future performance.  The Company has been advised by its Actuary that the future obligation may decline based on pending legislation. Based on this uncertainty, future period obligations have not been estimated at this time.

Off Balance Sheet Transactions

As part of its ongoing business, the Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPE's"), or SPE's which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As of December 31, 2004, the Company is not involved in any unconsolidated SPE transactions.

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

Deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.  At December 31, 2004, the Company’s deferred tax asset consisted principally of net inventory reserves and net operating loss carryforwards.  The Company’s deferred tax asset has been reduced by a valuation allowance to the extent such benefits are not expected to be fully utilized.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123, as revised, requires recognition of the cost of employee services provided in exchange for stock options and similar equity instruments based on the fair value of the instrument at the date of grant. Statement 123, as originally issued, is effective until the provisions of Statement 123(R) are fully adopted. Statement 123(R) is effective the first interim reporting period after June 15, 2005. The Company will adopt this guidance as of June 15, 2005 and begin recognizing compensation expense related to stock options should any be issued. The requirements of SFAS No. 123 will also be applied to stock options granted subsequent to June 15, 2005.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs (“SFAS No. 151”).  SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities.  The Company does not expect the adoption of the statement to have a material effect on its financial statements.

Item 7a.      Quantitative and Qualitative Disclosures about Market Risk

The Company has a credit facility, which bears interest at various rates that are based on the bank prime rate.  Interest on $11,061,000, or 85.2%, of the Company's debt was variable based on the lender’s prime rate.  Consequently, a general increase of 1% in the lender’s prime rate would result in additional interest cost of approximately $111,000 on an annual basis if the same debt level and structure were to be maintained.

Item 8.       Financial Statements and Supplementary Data

The financial statements and supplementary data called for by this item are listed in the accompanying table of contents for consolidated financial statements and financial statement schedule and are filed herewith (See page 36).

Item 9.      Changes in and Disagreements with Accountants and Accounting and

                  Financial Disclosure

None

Item 9a.    Controls and Procedures

(a)

The Company's certifying officers have concluded based on their evaluation of the Company's disclosure controls and procedures that the disclosure controls and procedures as of the fiscal year ended December 31, 2004 are effective in ensuring that material information relating to the Company, including its consolidated subsidiaries, is made known to the certifying officers by others within those entities, as appropriate to allow timely decisions regarding required disclosure, particularly during the period in which this Form 10-K was being prepared and that information required to be disclosed by the Company in its reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b)

There was no change in internal control over financial reporting during the fourth quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

Item 10.      Directors and Executive Officers of the Registrant

(a)  Directors and Executive Officers of Registrant

Persons elected as directors of the Company hold office until the next annual meeting of shareholders at which directors are elected.  The last annual meeting of shareholders was held on September 4, 2003.

The by-laws of the Company provide that officers shall be elected by the board of directors at its first meeting after each annual meeting of shareholders, to hold office until their successors have been elected and have qualified.

Name (Age)	Directors of the Company	Served as Director Since
John R. Gross (73)	Owner, Chaney Auto Parts, Inc. Crest Hill, Illinois	1966
Raymond F. Gross (66)	Vice President, Erecta Shelters, Inc. Ft. Smith, Arkansas	1968
W. Jason Guzek (31)	Vice President of Operations, Belmont Holdings Corporation , Wilmington, Delaware	2003
Barry L. Katz (53)	President and General Counsel, Belmont Holdings Corporation, Wilmington, Delaware	1993
Raymond G. Perelman (87)	Chairman of the Board and CEO RGP Holding, Inc. and Belmont Holdings Corporation, Wilmington, Delaware	1988

Name (Age)	Officers of the Company
Jerry A. Bragiel (53)	President and CEO of the Company
Richard W. Simmons (62)	Vice President Finance, CFO and Secretary of the Company

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

Richard W. Simmons joined the Company in April 1996 as Division Controller of the Hope Facility.  In August 1998, he was promoted to Corporate Controller and was elected Secretary of the Corporation in January 1999.  In March 2000, he was promoted to Vice President Finance and CFO of the Corporation.  Mr. Simmons held the position of Vice President of Finance with the New West Group of Winsloew Furniture, Inc. prior to joining the Company.  He has been the CFO of four corporations and has fifteen years experience in the remanufacturing industry.

John R. Gross is the owner of Chaney Auto Parts, Inc., a retailer of auto parts.  John R. Gross is the brother of Raymond F. Gross.

Raymond F. Gross has been the Vice President of Erecta Shelters Inc., a manufacturer and distributor of metal buildings, since 1985.  Prior to 1985, he was a Vice President of the Company.  Raymond F. Gross is the brother of John R. Gross.

Jason Guzek has been the Vice President of Operations of Belmont Holdings Corporation since 2000.  From 1999 to 2000, Mr. Guzek was Operations Manager of Belmont Holdings Corporation.  From 1996 to 1998, Mr. Guzek worked as an accountant for Belmont Holdings Corporation.  Mr. Guzek is also a Vice President of RPG Holding, Inc., and serves on the Board of Directors at the request of Mr. Perelman.

Barry L. Katz has served as a director of the Company since December 1993.  From December 16, 1992 to January 19, 1993 he held the position of Senior Vice President of the Company.  Since 1993 Mr. Katz has been President and General Counsel for RGP Holding, Inc., and was its Senior Vice President and General Counsel since May 1992.  Since 1994 Mr. Katz has been President and General Counsel for Belmont Holdings, Corp., a Company with subsidiaries operating mining and processing businesses. Mr. Katz serves on the Board of Directors at the request of Mr. Perelman.

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

(b)  Arrangements Concerning the Board of Directors

Directors received a fee of $10,000 for service as a director during the Company's fiscal year ended December 31, 2004.  In addition, directors are reimbursed for their reasonable travel expenses incurred in attending meetings and in connection with Company business.

The Company has an indemnification agreement with each director of the Company that provides that the Company shall indemnify the director against certain claims that may be asserted against him by reason of serving on the Board of Directors.

Board Committees

The Board of Directors currently has the following committees:

Audit Committee - The Audit Committee oversees and monitors the Company's financial reporting process and internal control system, and reviews the audit performed by the Company's outside auditors. The Audit Committee is also directly responsible for the appointment, compensation and oversight of the work of the Company's independent auditors. In addition, the committee performs such other duties as are specified in the Audit Committee Charter. The members of the audit committee are Messrs. Raymond Gross and Jason Guzek. The Company's Board of Directors believes that the members of the Audit Committee, by virtue of their experience in managing or operating businesses, are capable of analyzing and evaluating the Company's financial statements without the assistance of an "audit committee financial expert", as defined in Item 410(h) of SEC Regulation S-K.  The Audit Committee Charter is incorporated by reference to Registrant's December 31, 2004 Form 10-K Annual Report as Exhibit 99.

Compensation Committee - The Compensation Committee is responsible for establishing, administering and reviewing compensation programs for the Company’s Officers, subject to approval of the Board of Directors as a whole. At present, the entire Board of Directors performs the function of this committee.

Code of Ethics

The Company has a Code of Ethics for its Chief Executive Officer and its Chief Financial Officer.  The Code of Ethics is incorporated by reference to Registrant's December 31, 2003 Form 10-K Annual Report as Exhibit 14.

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

Based solely upon oral confirmations from reporting persons that all reportable transactions were reported, the Company believes that during 2004 the Company's officers, directors and greater than 10% owners timely filed all reports they were required to file under Section 16(a).

Item 11.      Executive Compensation

(a)  Executive Officer Compensation and Arrangements

Executive Compensation

The following table sets forth information with respect to all compensation paid to the Company's Chief Executive Officer.  There were no other executives whose compensation exceeded $100,000 for services rendered in all capacities to the Company, during 2004.

					---------- Long Term Compensation ----------
		---------- Annual Compensation ----------			-------- Awards Pay-out --------
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal		Salary	Bonus	Other Annual Comp.	Restricted Stock Award's	Securities Underlying Options/SAR	LTIP Pay-outs	All Other Comp.
Position	Year	($)	($)	($)	($)	(#)	($)	($)
Jerry A. Bragiel
President & CEO	2004	222,205	-0-	-0-	-0-	-0-	-0-	-0-
	2003	222,646	-0-	-0-	-0-	-0-	-0-	-0-
	2002	216,371	-0-	-0-	-0-	-0-	-0-	-0-

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

The following table provides certain information with respect to the number and value of unexercised options outstanding as of December 31, 2004.  (No options were exercised by the named executive officer during 2004.)

Aggregated 2004 Option Exercises and December 31, 2004 Option Values

Name	Shares Acquired on Exercise	$ Value Realized	Number of Securities Underlying Unexercised Options Exercisable/ Unexercisable	Value of Unexercised In-the-money Options Exercisable/ Unexercisable
Jerry A. Bragiel, CEO	-0-	-0-	125,000/0	$101,563/$0
Officer & Managers	-0-	-0-	52,000/0	$26,000/$0

Compensation Committee Interlocks and Insider Participation

A compensation committee has not been elected at this juncture.  See Item 10 above for details.

(b)  Director Compensation Arrangements

Information regarding director compensation is set forth under Item 10(b) above.

Item 12.      Security Ownership of Certain Beneficial Owners and Management

The following tabulation shows, as of December 31, 2004, (a) the name, address and Common Share ownership for each person known by the Company to be the beneficial owner of more than five percent of the Company’s outstanding Common Shares,   (b) the Common Share ownership of each director, (c) the Common Share ownership for each executive officer named in the compensation table, and (d) the Common Share ownership for all directors and executive officers as a group.

	Number of Common
	Shares Beneficially	Percent of Common
BENEFICIAL OWNER:	Owned (Note 1)	Shares Outstanding
RGP Holding, Inc. Wilmington, Delaware (Note 2)	1,296,612	35.5%
Champion Parts, Inc. Employee Stock Ownership Plan (Notes 3 & 4)	21,111	0.6%
DIRECTORS & OFFICERS AS A GROUP:
John R. Gross, Director	165,313	4.5%
Raymond F. Gross, Director	31,164	0.8%
W. Jason Guzek Director	---	---
Barry L. Katz, Director (Note 2)	250	**
Raymond G. Perelman, Director (Note 2)	1,296,612	35.5%
Jerry A. Bragiel, President & CEO (Note 5)	138,984	3.8%
Richard W. Simmons, V.P. Finance, CFO & Secretary (Note 5)	14,000	0.4%
Total directors and executive officers As a group (7 persons)	1,646,323	45.0%

    ** Not greater than 0.1%.

Item 12. - Notes:

(1)

Calculated pursuant to Rule 13d-3(d) of the Securities Exchange Act of 1934. Information with respect to beneficial ownership is based on information furnished to the Company or contained in filings made with the Securities Exchange Commission.

(2)

RGP Holding, Inc. has sole voting and dispositive power with respect to all 1,296,612 shares.  Mr. Perelman is the Chairman and Chief Executive Officer of RGP Holding, Inc. and directly or indirectly owns or controls all of the common stock of RGP Holding, Inc.  Accordingly, Mr. Perelman may be deemed to be the beneficial owner of the shares owned by RGP Holding, Inc.  Mr. Katz is the President and General Counsel of RGP Holding, Inc. Accordingly, Mr. Katz may also be deemed to be the beneficial owner of the 1,296,612 shares owned by RGP Holding, Inc.  Mr. Katz disclaims beneficial ownership of shares of shares owned by RPG Holding, Inc. The business address of Mr. Perelman and Mr. Katz is 225 City Avenue, Suite 14, Bala Cynwyd, PA  19004.

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

(4)

Does not include 21,111 shares allocated to the accounts of employees other than executive officers under the Stock Ownership Plan. Each of the participants in the Stock Ownership Plan is entitled to direct the trustees as to the voting of shares allocated to his or her account.

(5)

Shares shown as beneficially owned for Mr. Bragiel and Mr. Simmons include shares available through exercisable options: Mr. Bragiel, 125,000 shares; and Mr. Simmons, 10,000 shares; all executive officers as a group, 135,000 shares.

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

See Note 5 to the Financial Statements for further discussion of the Stock Option Plans.

Item 13.

Certain Relationships and Related Transactions

None

Item 14.

Principal Accountant Fees and Services

The following table summarizes the total fees paid to the Company's Independent Certified Public Accountants, Cogen, Sklar, LLP and BDO Seidman, LLP for professional services provided during the twelve month period ended:

Twelve months ended December 31,	2004	2003
Audit fees (1)
Cogen, Sklar LLP	130,500	-0-
BDO Seidman, LLP	34,000	168,500
Audit-related fees (Pension Plan Audits) (2)
Cogen, Sklar LLP	19,600	-0-
BDO Seidman, LLP	-0-	23,600
Tax fees (3)
Cogen, Sklar LLP	1,500	-0-
BDO Seidman, LLP	6,600	10,000
Total	$ 192,200	$ 202,100

(1)

Audit fees consist of fees for professional services rendered for the audit of the Company’s consolidated financial statements and review of financial statements included in the quarterly reports and services normally provided by the independent auditor in connection with statutory and regulatory filings or engagements.

(2)

Audit-related pension plan fees are fees billed for assurance and related services that are reasonably related to the performance of the Company’s four pension plan statements, but not included in audit fees for the Company.  These services included the review of various pension trust statements for years 2003 and 2002 and the Form 5500 filings for those reporting periods.

(3)

Tax services fees consist of professional fees billed for services rendered by Cogen, Sklar LLP and BDO Seidman, LLP for tax compliance, tax advice and tax planning.

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

3.

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

(b)

Reports on Form 8-K

I.

The Company filed a Current Report on Form 8-K on March 22, 2005. The Form 8-K reported that in accordance with “Item 1.01. Entry into a Material Definitive Agreement”, on March 18, 2005, Champion Parts, Inc. entered into an amendment to the Credit, Loan and Security Agreement dated August 10, 2004 with PNC Bank, National Association. The Amendment No. 1 set forth the terms for temporary modification of the revolving interest rate, the terms for temporary over-formula advances resulting from a change in the lender’s formula for calculating Eligible Receivables, definition of collateral monitoring fees and redefinition of the fixed charge coverage ratio covenant.

II.

The Company filed a Current Report on Form 8-K on November 10, 2004. The Form 8-K reported that in accordance with “Item 2.02. Results of Operations and Financial Conditions”, on November 10, 2004, Champion Parts, Inc. issued a press release announcing earnings for the Third Quarter of 2004 ended September 26, 2004.  The Company’s Form 10-Q was filed with the Securities and Exchange Commission on November 10, 2004.

III.

The Company filed a Current Report on Form 8-K on August 13, 2004. The Form 8-K reported that in accordance with “Item 12. Regulation FD Disclosure”, on August 13, 2004, Champion Parts, Inc. issued a press release announcing earnings for the Second Quarter of 2004 ended June 27, 2004.  The Company’s Form 10-Q was filed with the Securities and Exchange Commission on August 11, 2004.

IV.

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

V.

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

VI.

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

CHAMPION PARTS, INC.

Date: April 14, 2005	By: /s/ Richard W. Simmons
Richard W. Simmons
Vice President Finance, CFO and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons have signed this report below on April 14, 2005.

By: /s/ Jerry A. Bragiel	By: /s/ W. Jason Guzek
Jerry A. Bragiel, President & CEO	W. Jason Guzek, Director

By : /s/ Raymond G. Perelman	By: /s/ John R. Gross
Raymond G. Perelman, Director	John R. Gross, Director

By : /s/ Barry L. Katz	By: /s/ Raymond F. Gross
Barry L. Katz, Director	Raymond F. Gross, Director

Exhibit 31.1

SECTION 302 OFFICERS CERTIFICATION

I, Jerry A. Bragiel, President and Chief Executive Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of Champion Parts, Inc.;

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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: April 14, 2005	/s/ Jerry A. Bragiel
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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: April 14, 2005	/s/ Richard W. Simmons
Richard W. Simmons Vice President Finance, Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PERSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2003

In connection with the Annual Report of Champion Parts, Inc., (the “Company”) on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Jerry A. Bragiel, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003, that to my knowledge:

(1)   The Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

(2)   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

April 14, 2005	/s/ Jerry A. Bragiel Jerry A. Bragiel President and Chief Executive Officer

A signed original of this written statement required by Section 906 has been provided to Champion Parts, Inc. and will be retained by Champion Parts, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 32.2

CERTIFICATION PERSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PERSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2003

In connection with the Annual Report of Champion Parts, Inc.  (the “Company”) on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Richard W. Simmons, Vice President Finance and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003, that to my knowledge:

(1)   The Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

(2)   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

April 14, 2005	/s/ Richard W. Simmons Richard W. Simmons Vice President, Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to Champion Parts, Inc. and will be retained by Champion Parts, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

CHAMPION PARTS, INC. AND SUBSIDIARIES

Item 8.      Financial Statements and Supplementary Data

Consolidated Financial Statements and Financial Statement Schedule comprising Item 8 and Items 14(a)(1) and  (2) for the Years Ended December 31, 2004, December 31, 2003, and December 31, 2002 and Report of Independent Certified Public Accountants.

CHAMPION PARTS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

Page
Reports of Independent Registered Public Accounting Firms	38-39

Consolidated Financial Statements (Item 14(a)(1)):
The following consolidated financial statements of Champion Parts, Inc. and subsidiaries are included in Part II, Item 8:

Consolidated balance sheets - years ended December 31, 2004 and December 31, 2003	40-41

Consolidated statements of income - years ended December 31, 2004, December 31, 2003 and December 31, 2002	42

Consolidated statements of stockholders' equity - years ended December 31, 2004, December 31, 2003 and December 31, 2002	43

Consolidated statements of comprehensive income/(loss) - years ended December 31, 2004, December 31, 2003 and December 31, 2002	44

Consolidated statements of cash flows - years ended December 31, 2004, December 31, 2003 and December 31, 2002	45

Notes to consolidated financial statements	46-61

Consolidated Financial Statement Schedule (Item 14(a)(2)):

Schedule II - Valuation and qualifying accounts	62

Exhibit Index	63-65

All other schedules are omitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Champion Parts, Inc.

Hope, Arkansas

We have audited the accompanying consolidated balance sheets of Champion Parts, Inc. and Subsidiaries (the "Company") as of December 31, 2004 the related consolidated statements of income, stockholders’ equity, comprehensive income (loss) and cash flow for the year ended December 31, 2004.  We have also audited the accompanying Schedule II, “Valuation and Qualifying Accounts.”  These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules.  We believe that our audit provides a reasonable basis for our opinion.

As described in Note 9, 74% of the Company’s net sales in the year ended December 31, 2004 are concentrated in four customers.  A reduction in the level of net sales to or the loss of one or more of these customers could have a material adverse effect on the Company’s financial condition and results of operations.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Champion Parts, Inc. and Subsidiaries at December 31, 2004, the results of their operations and their cash flow for year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

/s/ Cogen, Sklar LLP

Bala Cynwyd, Pennsylvania

February 25, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Champion Parts, Inc.

Hope, Arkansas

We have audited the accompanying consolidated balance sheet of Champion Parts, Inc. and Subsidiaries (the "Company") as of December 31, 2003 and the related consolidated statements of income, stockholders’ equity, comprehensive income (loss) and cash flows for each of the two years in the period ended December 31, 2003.  We have also audited the accompanying Schedule II, “Valuation and Qualifying Accounts.”  These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules.  We believe that our audits provide a reasonable basis for our opinion.

As described in Note 9, 77% of the Company’s net sales in the year ended December 31, 2003 are concentrated in four customers.  A reduction in the level of net sales to or the loss of one or more of these customers could have a material adverse effect on the Company’s financial condition and results of operations.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Champion Parts, Inc. and Subsidiaries at December 31, 2003, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 (to the 2003 financial statements) to the consolidated financial statements, the Company's amended credit facility expires on May 8, 2004. This factor raises substantial doubt about the Company's ability to continue as a going concern. Presently, the Company is seeking to replace the credit facility. Management's plans in regard to this matter are also described in Note 1 (to the 2003 financial statements). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Also, in our opinion, the 2002 and 2003 schedules presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

Chicago, Illinois

March 22, 2004

CHAMPION PARTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2004	December 31, 2003
ASSETS

CURRENT ASSETS:
Cash	$ 358,000	$ 135,000
Accounts receivable trade, less allowance for uncollectibles
of $1,121,000 and $945,000 in 2004 and 2003, respectively	10,410,000	9,956,000

Miscellaneous receivables	197,000	83,000

Inventories, net of reserves	12,710,000	10,864,000

Prepaid expenses and other assets	634,000	334,000

Deferred income tax asset	73,000	36,000
Total current assets	24,382,000	21,408,000
PROPERTY, PLANT AND EQUIPMENT:
Land	70,000	70,000
Buildings	4,453,000	4,405,000
Machinery and equipment	14,383,000	14,272,000
Gross property, plant & equipment	18,906,000	18,747,000
Less: Accumulated depreciation	16,625,000	16,423,000
Net property, plant & equipment	2,281,000	2,324,000

Total assets held for sale	-0-	1,475,000

Total other assets	408,000	434,000

Total assets	$27,071,000	$25,641,000

The accompanying notes are an integral part of these statements.

CHAMPION PARTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2004	December 31, 2003
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$8,001,000	$7,681,000
Accrued expenses:
Salaries, wages and employee benefits	393,000	549,000
Other accrued expenses	4,833,000	4,803,000
Taxes other than income	51,000	101,000
Current maturities of long-term debt:
Current maturities – revolver	-0-	8,386,000
Current maturities – term notes	-0-	1,602,000
Current maturities – mortgage note	104,000	-0-
Current maturities – subordinated debt	6,000	67,000
Current maturities – asset purchase note	-0-	65,000
Total current maturities of long-term debt	110,000	10,120,000

Total current liabilities	13,388,000	23,254,000

DEFERRED INCOME TAXES	73,000	36,000

LONG-TERM DEBT:
Long-term notes payable – revolver	10,195,000	-0-
Long-term notes payable – mortgage note	762,000	-0-
Long-term notes payable – subordinated debt	1,793,000	1,799,000
Long-term notes payable – City of Hope, Arkansas note	-0-	250,000
Long-term notes payable – asset purchase note	130,000	65,000
Total long-term debt	12,880,000	2,114,000

STOCKHOLDERS' EQUITY:

Preferred stock - No par value; authorized, 10,000,000
shares; issued and outstanding, none	-0-	-0-
Common stock - $.10 par value; authorized, 50,000,000 shares,
issued and outstanding, 3,655,266 shares	366,000	366,000
Additional paid-in capital	15,578,000	15,578,000
Accumulated (deficit)	(12,972,000)	(13,687,000)
Accumulated other comprehensive (loss)	(2,242,000)	(2,020,000)
Total stockholders’ equity	730,000	237,000

Total liabilities and stockholders’ equity	$27,071,000	$25,641,000

The accompanying notes are an integral part of these statements.

CHAMPION PARTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR YEARS ENDED

	December 31, 2004	December 31, 2003	December 31, 2002

Net Sales	$19,998,000	$24,038,000	$24,790,000
Costs and Expenses:
Cost of products sold	16,588,000	19,813,000	20,804,000
Selling, distribution & administration	2,358,000	2,699,000	2,680,000
Relocation and restructuring costs	-0-	-0-	455,000
Total costs and expenses	18,946,000	22,512,000	23,939,000

Operating income	1,052,000	1,526,000	851,000

Non-operating expense/(income):
Interest expense, net	606,000	468,000	529,000
Other non-operating (income)	(424,000)	(109,000)	(50,000)
Total non-operating expense/(income)	182,000	359,000	479,000

Income before income taxes	870,000	1,167,000	372,000

Income Taxes	155,000	37,000	5,000

Net Income	$ 715,000	$ 1,130,000	$ 367,000

Weighted Average Common Shares
Shares Outstanding at Year-end:
Basic	3,655,266	3,655,266	3,655,266
Diluted	3,756,452	3,704,465	3,655,266

Earnings Per Common Share – Basic:
Net income per common share	$ 0.20	$ 0.31	$ 0.10

Earnings Per Common Share - Diluted:
Net income per common share	$ 0.19	$ 0.31	$ 0.10

The accompanying notes are an integral part of these statements

CHAMPION PARTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY/(DEFICIT)

THREE YEARS ENDED DECEMBER 31, 2004

	Common Shares	Stock Amount	Additional Paid-In Capital	Accumulated (Deficit)	Accumulated Other Comprehensive Income/(Loss)

Balance, December 31, 2001	3,655,266	$ 366,000	$ 15,578,000	$(15,184,000)	$ (415,000)
Net Income	-	-	-	367,000	-
Minimum pension liability (loss)	-	-	-	-	(1,564,000)
Balance, December 31, 2002	3,655,266	$ 366,000	$ 15,578,000	$(14,817,000)	$ (1,979,000)
Net Income	-	-	-	1,130,000	-
Minimum pension liability (loss)	-	-	-	-	(41,000)
Balance, December 31, 2003	3,655,266	$ 366,000	$ 15,578,000	$(13,687,000)	$ (2,020,000)
Net Income	-	-	-	715,000	-
Minimum pension liability (loss)	-	-	-	-	(222,000)
Balance, December 31, 2004	3,655,266	$ 366,000	$ 15,578,000	$(12,972,000)	$ (2,242,000)

The accompanying notes are an integral part of these statements.

CHAMPION PARTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

THREE YEARS ENDED DECEMBER 31, 2004

Years Ended
	Dec. 31, 2004	Dec. 31, 2003	Dec. 31, 2002
Net Income	$ 715,000	$ 1,130,000	$ 367,000
Minimum pension liability	(222,000)	(41,000)	(1,564,000)
Comprehensive income/(loss)	$ 497,000	$ 1,089,000	$ (1,197,000)

Components of accumulated other comprehensive income/(loss), included in the Company’s consolidated balance sheet, consists of the minimum pension liability.

The accompanying notes are an integral part of these statements

CHAMPION PARTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - YEARS ENDED

	Dec. 31, 2004	Dec. 31, 2003	Dec. 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$ 715,000	$ 1,130,000	$ 367,000
Adjustments to reconcile net income to net cash Provided by/(used in) operating activities:
Net cash from the sale of assets	1,383,000	-0-	-0-
Depreciation and amortization	477,000	450,000	472,000
Provision for inventory write-offs	615,000	879,000	528,000
Provision for doubtful accounts	298,000	365,000	327,000
Write-off of City of Hope (Arkansas) loan agreement	250,000	-0-	-0-
Changes in assets and liabilities (Net of acquisition):
Accounts receivable trade	(630,000)	(1,139,000)	(1,860,000)
Accounts receivable miscellaneous	(114,000)	2,000	257,000
Inventories	(2,461,000)	(866,000)	(14,000)
Prepaid expenses	(300,000)	197,000	142,000
Accounts payable	321,000	(375,000)	1,171,000
Accrued expenses and other	(649,000)	(1,138,000)	(153,000)
NET CASH (USED IN)/ PROVIDED BY OPERATING ACTIVITIES	(605,000)	(495,000)	1,237,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(178,000)	(365,000)	(166,000)
NET CASH (USED) IN INVESTING ACTIVITIES	(178,000)	(365,000)	(166,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings /(payments) under revolving loan	1,809,000	1,485,000	(144,000)
(Net Payments) under term note agreements	(1,602,000)	(463,000)	(463,000)
Net borrowings under mortgage loan	866,000	-0-	-0-
Net payments on subordinated debt obligations	(67,000)	(190,000)	(190,000)
Net payments on acquisition note	-0-	(83,000)	(417,000)
Borrowings under City of Hope note agreement	-0-	-0-	250,000
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	1,006,000	749,000	(964,000)

NET INCREASE / (DECREASE) IN CASH
AND EQUIVALENTS	223,000	(111,000)	107,000

CASH AND EQUIVALENTS - Beginning of year	135,000	246,000	139,000

CASH AND EQUIVALENTS - End of year	$ 358,000	$ 135,000	$ 246,000

The accompanying notes are an integral part of these statements.

CHAMPION PARTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED

DECEMBER 31, 2004, DECEMBER 31, 2003, AND DECEMBER 31, 2002

Note 1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation Policy - The consolidated financial statements include the accounts of Champion Parts, Inc. and its subsidiaries (the "Company").  All significant intercompany transactions and balances have been eliminated in consolidation.

Fair Value of Financial Instruments - The Company’s financial instruments consist of cash, receivables, and accounts payable and accrued expenses. The carrying values of cash, receivables, and accounts payable and accrued expenses approximate fair value because of their short maturities.

The carrying value of the term loans and demand note payable approximates fair value since the interest rate associated with the debt approximates the current market interest rate.

Accounts Receivable - Accounts receivables are customer obligations due under trade terms.  The Company sells remanufactured products to retailers, original equipment manufacturers and warehouse distributors.  The Company performs continuing credit evaluations of its customers' financial condition and generally does not require collateral.

Senior management reviews accounts receivable on a periodic basis to determine if any receivables will potentially be uncollectible.  The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts.  Based on the information available, the Company believes its allowance for doubtful accounts as of December 31, 2004 is adequate.  However, actual write-offs could exceed the recorded allowance.

From time to time, the Company's customers may be in a net credit balance position due to the timing of sales and core returns.  At December 31, 2004 and December 31, 2003 customers in a net credit balance position totaled approximately $4,200,000 and $3,700,000, respectively, and are reported as a component of accounts payable.  The Company periodically reviews the aging of unused credits and from time to time may reduce this balance on account of unclaimed credits or when otherwise appropriate.

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

Long-Lived Assets - The Company reviews the carrying values of its long-lived assets and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable.  Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less cost to sell.  As of December 31, 2004, there has been no impairment of long-lived assets.

Assets Held for Sale - Represents the land, buildings and building improvements for the Beech Creek, Pennsylvania facility that ceased operation on March 15, 2002.  Sale of these assets was consummated on June 28, 2004.

Deferred Charges - Costs of issuing long-term debt are deferred and amortized over the terms of the related issues.

Business Segments - The Company previously adopted Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Management views the entire corporation as one business segment.

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

Credits for cores are allowed only against purchases of similar remanufactured products. The dollar volume of purchases further limits total available credits.  Product and core returns, reflected as reductions in net sales, were $10,900,000 (2004), $11,500,000 (2003) and $12,000,000 (2002).

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

	2004	2003	2002
Average common shares outstanding	3,655,266	3,655,266	3,655,266
Dilutive effect of: Stock options	101,186	49,199	-0-
Dilutive Common Shares Outstanding	3,756,452	3,704,465	3,655,266
Anti-Dilutive Common Shares Outstanding	177,000	128,000	177,000

Estimates - The accompanying financial statements include estimated amounts and disclosures based on management’s assumptions about future events.  Actual results may differ from these estimates.

Stock-based Compensation - At December 31, 2004, the Company has a stock-based compensation plan, which is described in Note 5. The Company applies the recognition and intrinsic value measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for the plan.

Shipping and Handling Fees and Costs - The Company follows EITF No. 00-10, “Accounting for Shipping and Handling Fees and Costs.”  The Company classifies shipping and handling fees as part of net revenue and the related cost as operating expenses.  For the years ended December 31, 2004, 2003 and 2002 shipping and handling fees were $325,000, $401,000 and $443,000, respectively.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123, as revised, requires recognition of the cost of employee services provided in exchange for stock options and similar equity instruments based on the fair value of the instrument at the date of grant. Statement 123, as originally issued, is effective until the provisions of Statement 123(R) are fully adopted. Statement 123(R) is effective the first interim reporting period after June 15, 2005. The Company will adopt this guidance as of June 15, 2005 and begin recognizing compensation expense related to stock options should any be issued. The requirements of SFAS No. 123 will also be applied to stock options granted subsequent to June 15, 2005.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs (“SFAS No. 151”).  SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities.  The Company does not expect the adoption of the statement to have a material effect on its financial statements.

Note 2.      INVENTORIES

Inventories consist of the following:

	December 31, 2004	December 31, 2003
Gross Inventories:
Raw cores	$ 7,019,000	$ 6,863,000
Parts	2,766,000	2,369,000
Sub-total raw materials	9,785,000	9,232,000
Work-in-process	3,321,000	3,545,000
Finished goods	6,894,000	4,762,000
Total inventories, gross	$ 20,000,000	$ 17,539,000

Inventory Reserves:
Core devaluation reserve	$ (3,384,000)	$ (3,089,000)
Obsolescence reserves	(3,298,000)	(3,062,000)
Valuation reserves	(608,000)	(524,000)
Total inventory reserves	$ (7,290,000)	$ (6,675,000)

Total Inventories, net	$ 12,710,000	$ 10,864,000

Inventories are stated at the lower of cost (first-in, first-out method) or market.  Inventory consists of material, labor and overhead costs.

Note 3.      DEBT

	December 31, 2004	December 31, 2003

Debt consists of the following:
1. Revolving credit at lender prime rate (5.25%) at December 31, 2004 plus 0.75%, interest payable monthly. Secured by receivables and inventory.	$ 10,195,000	-0-
2. Revolving credit at lender prime rate (4.0%) at December 31, 2003 plus 2.75%, interest payable monthly. Secured by receivables, inventory, and certain other fixed assets.	-0-	$ 8,386,000
3. $900,000 mortgage note secured by Hope, Arkansas property . Monthly principal payments of $13,687. monthly interest due at bank prime (4.75%) plus 2% on unpaid principal balance. Term of note, 7 years.	866,000	-0-
4. $2,098,000 term note secured by property monthly principal payments of $24,976. Monthly interest at prime plus 3% on unpaid principal balance.	-0-	1,249,000
5. $815,000 term note secured by certain machinery and equipment. Monthly principal payments of $13,583. Monthly interest at prime plus 3% on unpaid principal balance	-0-	353,000
6. Note payable to City of Hope, Arkansas, secured by Second position on property, non-interest bearing.	-0-	250,000
7. Promissory notes payable, non-interest bearing, Payable in 28 payments quarterly through 1st Qtr. 2005.	6,000	73,000
8. Earnout notes payable, non-interest bearing, Contingent to the availability of defined Free Cash Flow, payable up to $500,000 Annually in years 2005-2009.	1,793,000	1,793,000
9. Asset purchase promissory note payable. Payable Monthly contingent on attaining certain sales levels.	130,000 __________	130,000 __________
Total debt	$ 12,990,000	$ 12,234,000
Less portion due within one year	110,000	10,120,000
Total long-term debt	$ 12,880,000	$ 2,114,000

Long-term debt maturities under the loan facility in place at December 31, 2004 are: $110,000 (2005), $627,000 (2006), $10,829,000 (2007), $578,000 (2008) and $588,000 (2009).

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

Note 3.      DEBT (Continued)

On August 10, 2004, the Company entered into a three-year secure revolving credit facility with PNC Bank, National Association, replacing the Congress Financial Corporation credit facility.  Maximum credit available under the new PNC facility is $14,000,000, including available letter of credit accommodations of $1,000,000.  The interest rate on the revolving debt facility was lender prime plus 1/4 % or LIBOR plus 2%, and for letters of credit, the rate is 3.25% per annum on the daily outstanding balance.

On March 18, 2005, the Company entered into an amendment to the Credit, Loan and Security Agreement dated August 10, 2004 with PNC Bank, National Association. The Amendment No. 1 set forth the terms for temporary modification of the revolving interest rate to 1.25% above bank prime through April 12, 2005, the terms for temporary over-formula advances resulting from a change in the Lender’s interpreting the formula for calculating Eligible Receivables, definition of collateral monitoring fees and redefinition of the fixed charge coverage ratio covenant from a quarterly basis to a rolling twelve month basis.

At December 31, 2004, the balance outstanding on the Company’s revolver loan facility with PNC Bank, National Association was $10,195,000 and letter of credit accommodations were $40,000. Also at December 31, 2004, the balance outstanding on the Company’s commercial mortgage loan with Elk Horn Bank was $866,000. The total of the loan balances was $11,061,000, which compares to a total loan balance at December 31, 2003 with Congress Financial Corporation of $9,988,000 and letter of credit accommodations of $50,000. At December 31, 2004, the Company is in compliance with the amended fixed charge coverage ratio covenant.

At March 28, 2004, the Company met job expansion incentives and the $250,000 City of Hope, Arkansas note was forgiven. The forgiveness of the debt was taken into non-operating income in March.

On June 28, 2004, the Company consummated the sale of its Beech Creek facility and property. The plant was vacated after consolidating operations in March of 2002.  The gross value of the transaction was $1.5 million and the net proceeds were used to reduce property term debt and revolver debt in July. The net difference between sales proceeds received, assets held for sale and other costs of approximately $118,000 was recorded against the asset restructuring reserve provided for this transaction. A $200,000 escrow account was established at the closing of the sale of the property to cover future EPA issues. Sale of the Beech Creek property has allowed the Company to proceed with replacing the Congress loan facility with new lenders.

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

The income tax provision consists of the following:

	2004	2003	2002
Current:
Federal	$ 22,000	$ 19,000	$ -0-
State and local	133,000	18,000	5,000
Total Current	$ 155,000	$ 37,000	$ 5,000
Deferred:
Federal	$ -0-	$ -0-	$ -0-
Foreign	-0-	-0-	-0-
State and local	-0-	-0-	-0-
Total Deferred	-0-	-0-	-0-
Grand Total	$ 155,000	$ 37,000	$ 5,000

The Company has provided a valuation reserve to write-down deferred tax assets due to the uncertainty of its ability to utilize them in future periods.

At December 31, 2004, the Company had federal, state and foreign net operating loss carry forwards of $7,567,000, $0 and $1,284,000, respectively.   At the end of 2003, net operating loss carry forwards were federal $8,992,000, state $2,961,000 and foreign $2,256,000.  Federal loss carry forwards begin to expire in 2010.  The Company also had $326,000 of tax credits.

The effective tax rate differs from the U.S. statutory federal income tax rate of 34% as described below:

	2004	2003	2002
Income tax at statutory rate	$ 296,000	$ 414,000	$ 125,000
Changes in valuation allowance	211,000	(165,000)	(94,000)
State income taxes net of federal taxes	38,000	11,000	3,000
Other	(390,000)	(223,000)	(29,000)
Net totals	$ 155,000	$ 37,000	$ 5,000

Note 4.      INCOME TAXES (Continued)

Deferred tax assets and liabilities are comprised of the following at December 31, 2004 and

December 31, 2003.

	2004		2003
	Assets	Liabilities	Assets	Liabilities

Inventory reserves	$ 2,873,000	-	$ 2,625,000	-
Fringe benefits	1,238,000	-	1,255,000	-
Sales credit reserves	502,000	-	249,000	-
Depreciation	42,000	-	36,000	-
Bad debt	441,000	-	352,000	-
Miscellaneous reserves	17,000	-	101,000	-
Environmental	34,000	-	94,000	-
Net operating loss carry forward	2,573,000	-	2,961,000	-
Tax credit carry forward	326,000	-	377,000	-
Other	601,000	73,000	349,000	36,000
Valuation allowance	(8,574,000)	_______-	(8,363,000)	_______-
Totals	$ 73,000	$ 73,000	$ 36,000	$ 36,000

Note 5.      EMPLOYEE STOCK OPTION AND AWARD PLANS

1995 Stock Option Plan - On November 16, 1995, the Company's shareholders approved a 1995 Stock Option Plan.  This plan provides for options to purchase up to 100,000 shares.  Participants in the plan shall be those employees selected by the Compensation Committee of the Board of Directors.

Options shall be granted at the fair market value of the Company's Common Stock at the date of grant. No option may be exercised until six months after the grant date or after 10 years after the grant date. The options vest ratably over a period not to exceed five years. There are no available options under the Plan at December 31, 2004.

On August 13, 1999 (the "Grant Date"), the Company granted its Chief Financial Officer and other key management non-qualifying options to purchase 52,000 Common Shares at a price of $.75 per share.  The options vest ratably at the rate of 20% of the shares granted per year, will expire in ten years from the Grant Date and are subject to the continuation of their employment.  As of December 31, 2004, 52,000 shares (100%) of these options were exercisable.

On March 28, 1997 (the "Grant Date"), the Company granted its President and Chief Executive Officer an option to purchase 100,000 Common Shares at a price of $.4375 per share under the 1995 Stock Option Plan.  In 1998, an additional 25,000 non-qualifying options, at a price of $.4375 per share, were granted to the President and are available for exercise. The options vest ratably at the rate of 25,000 shares per year and will expire in ten years from the Grant Date, subject to earlier termination of his employment.  As of December 31, 2004 he had not exercised any of these options.

Effective January 1, 1996, the Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation".  If the alternative accounting-related provisions of SFAS No. 123 had been adopted as of the beginning of 1995, the effect on 2004, 2003 and 2002 income before taxes and net income would have been de minimis.

Information with respect to stock options outstanding is as follows:

	2004	2003	2002

Outstanding:	177,000	177,000	177,000
At year-end:
Shares underlying options	177,000	177,000	177,000
Weighted average option price	$ 0.5293	$ 0.5293	$ 0.5293
Exercisable	177,000	166,600	156,200
Available for grant	-0-	-0-	-0-

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

The Company uses a December 31 measurement date for all of its pension plans.

	Pension Benefits
	December 31, 2004	December 31, 2003
Reconciliation of benefit obligations:
Obligation at January 1	$ 10,453,000	$ 9,439,000
Service cost	44,000	34,000
Interest cost	606,000	605,000
Actuarial (gain)/loss	222,000	756,000
Benefit payments	(453,000)	(381,000)
Obligation at December 31	$10,872,000	$10,453,000
Reconciliation of fair value of Plan assets:
Fair value of Plan assets at January 1	$ 7,637,000	$ 6,524,000
Actual return on Plan assets	651,000	1,358,000
Employer contributions	238,000	136,000
Benefit payments	(453,000)	(381,000)
Fair Value of Plan assets at December 31	$ 8,072,000	$ 7,637,000

	Pension Benefits
	December 31, 2004	December 31, 2003
Funded status:
Funded status at December 31	$ (2,799,000)	$ (2,816,000)
Unrecognized transition (asset) obligation	(11,000)	(16,000)
Unrecognized prior service costs	15,000	17,000
Unrecognized net actuarial (gain)/loss	2,253,000	2,036,000
Net amount recognized	$ (542,000)	$ (779,000)

Amounts recognized in the statement of financial position consist of:

	December 31, 2004	December 31, 2003
Accrued benefit cost	$ (2,799,000)	$ (2,816,000)
Intangible asset	15,000	17,000
Accumulated other comprehensive loss	2,242,000	2,020,000
Totals	$ (542,000)	$ (779,000)

The plan’s accumulated benefit obligation was $10,872,000 at December 31, 2004 and $10,453,000 at December 31, 2003.

Note 7.      EMPLOYEE RETIREMENT PLANS (Continued)

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	December 31, 2004	December 31, 2003
Projected benefit obligation	$ 10,872,000	$ 10,453,000
Accumulated benefit obligation	10,872,000	10,453,000
Fair value of plan assets	8,072,000	7,637,000

The following table provides the components of net periodic benefit cost for the plans for fiscal years 2004 and 2003:

   Pension Benefits

	Dec. 31, 2004	Dec. 31, 2003	Dec. 31, 2002
Service cost	$ 44,000	$ 34,000	$ 24,000
Interest cost	606,000	605,000	588,000
Expected return on Plan assets	(642,000)	(544,000)	(601,000)
Amortization of transition (asset) obligation	(5,000)	(5,000)	(5,000)
Amortization of prior service cost	2,000	2,000	2,000
Amortization of net (gain)/loss	77,000	91,000	19,000
Net periodic benefit cost/(benefit)	$ 82,000	$ 183,000	$ 27,000

Additional Information:

	December 31, 2004	December 31, 2003
Increase in minimum liability included in other comprehensive loss	$ 222,000	$ 41,000

The assumptions used in the measurement of the Company’s benefit obligation are shown in the following tables:

Weighted-average assumptions used to determine benefit obligations at:

	December 31, 2004	December 31, 2003

Discount rate	5.75%	6.00%
Rate of compensation increase	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit costs for years ended:

	December 31, 2004	December 31, 2003

Discount rate	6.00%	6.50%
Expected return on Plan assets	8.50%	8.50%
Rate of compensation increase	N/A	N/A

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

Pension Plan Assets

The Company's pension plan weighted-average asset allocations at December 31, 2004, and December 31, 2003, by asset category are as follows:

Asset Category	December 31, 2004	December 31, 2003

Equity securities	63.00%	63.00%
Debt securities	36.00%	36.00%
Cash or cash equivalents	1.00%	1.00%
Total	100.00%	100.00%

Asset management objectives include maintaining an adequate level of diversification to reduce interest rate and market risk and provide liquidity to meet present and future benefit payment requirements.  Plan assets are reviewed for performance and rebalanced to the target asset allocation objective periodically as needed.

Cash Flows

Plan Contributions

The Company expects to contribute $78,000 to its four pension plans in 2005.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Year	Pension Benefits

2005	$ 411,000
2006	420,000
2007	425,000
2008	437,000
2009	449,000
Years 2010 - 2014	2,530,000

Note 8.      LEASES

The Company leases certain plants and offices, and computer equipment. Certain of the real estate leases, constituting non-financing leases, have provisions for renewal. These lease renewals are primarily for five years.

Total rental expense charged to operations was $267,000 (2004), $220,000 (2003) and

$195,000 (2002).

Minimum commitments under all noncancelable-operating leases at December 31, 2004 for the following five years are as follows:

Year	Amount
2005	$ 269,000
2006	248,000
2007	247,000
2008	231,000
2009	-0-
Total 2005 - 2009	$ 995,000

Note 9.      SALES TO MAJOR CUSTOMERS

In 2004, net sales to the Company's four largest customers were approximately 24%, 24%, 18% and 8% of total net sales.  In 2003, net sales to the Company's four largest customers were approximately 23%, 21%, 17% and 16% of total net sales.  At December 31, 2004, accounts receivable balances of the Company's four largest customers were approximately 41%, 35%, 11% and 0% of total gross receivables. At December 31, 2003 accounts receivable balances of the Company's four largest customers were approximately 43%, 41%, 11% and 1% of total gross receivables.

The Company's largest product line is remanufactured carburetors, which accounted for 55% of 2004 net sales compared to 47% in 2003. The Company's main distribution channel is through two large retailers who accounted for 87% of net carburetor sales in 2004 and 95% in 2003.  The balance of the carburetor sales was to original equipment aftermarket customers and traditional warehouse distributors.

A reduction in the level of sales to or the loss of one or more of these customers would have a material adverse effect on the Company’s financial condition and results of operations.

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

The Company has $100,000 in reserves for anticipated future costs of pending environmental matters at December 31, 2004. Also, a $200,000 escrow account was established at the closing of the sale the Beech Creek, Pennsylvania property to cover future EPA issues. Future costs include the Company's estimated allocated share of remedial investigation/feasibility studies and clean up and disposal costs. The Company's ultimate costs are subject to further development of existing studies and possible readjustment of the Company's pro rata share of total costs.  The Company believes that it has adequate insurance to cover these costs.

B.  OTHER

From time to time the Company may be named in lawsuits during the normal course of its business.  Management intends to defend any lawsuits that may arise.  In the opinion of Management, legal matters now pending will not have a material adverse effect on the consolidated financial position of the Company.

Note 11.      OTHER ACCRUED EXPENSES.

Other accrued expenses consist of the following:

	December 31, 2004	December 31, 2003
Pension	$ 2,799,000	$ 2,816,000
Returned goods credit reserves	1,027,000	633,000
Workers' compensation	711,000	808,000
Environmental costs	100,000	240,000
Legal & Professional fees	100,000	90,000
Rebates	8,000	54,000
Interest	48,000	42,000
Other items - net	40,000	120,000
Total other accrued expenses	$ 4,833,000	$ 4,803,000

Note 12.      RESTRUCTURING CHARGES

On June 28, 2004, the Company consummated the sale of its Beech Creek facility and property. The plant was vacated after consolidating operations in March of 2002.  The gross value of the transaction was $1.5 million and the net proceeds were used to reduce property term debt and revolver debt in July. The net difference between sales proceeds received, assets held for sale and other costs of  $118,000 was recorded against the asset restructuring reserve provided for this transaction.

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

The phase-down of the Pennsylvania facility was projected to take three to four months and a charge of $154,000 was recorded in the year ended December 31, 2001. The restructuring charge included estimates for increased property insurance, security for the idle plant and buyouts of service contracts. It was determined in the second quarter of 2002 that the estimated restructuring charge was higher than needed, consequently, a reversal of $127,000 was recorded in May 2002.

In 2002, the Company incurred expenses totaling $582,000 for inventory and equipment relocation, severance and other restructuring costs, which could not be accrued in 2001, as they did not qualify as “exit costs”.  The entire relocation plan was completed by December 31, 2002.

Restructuring and Relocation Summary:
Restructuring Reserve Balance December 31, 2001	$ 154,000
Reversal of unutilized accrual	(127,000)
Relocation costs incurred (Severance, Legal, Equipment Relocation)	582,000
Net Restructuring and Relocation Costs Incurred	$ 609,000

Note 13.      SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the year for interest and income taxes was as follows:

	2004	2003	2002
Interest expense, net	$ 612,000	$ 464,000	$ 529,000
Income taxes	142,000	2,000	11,000

Supplemental Schedule of Non-cash Investing and Financing Activities:

There was an adjustment for additional minimum pension liability charged to "Other Comprehensive Loss" of $222,000 and $41,000 for the years 2004 and 2003, respectively.

In December 2003, the Company recorded assets and corresponding liabilities of $130,000 for obligations included in debt described in Note 3 to the financial statements.

Also in December 2003, the Company recorded assets and corresponding liabilities of $40,000 for obligations included in accounts payable.

In March 2002, the Company ceased operations at its Beech Creek, Pennsylvania facility.  The land, buildings and improvements totaling $1,487,000 that remained at the location were reclassified to "Assets Held for Sale". The sale of these assets was consummated on June 28, 2004.

Note 14.      SELECTED QUARTERLY FINANCIAL DATA:

                   (UNAUDITED)

     (In Thousands, except per share data)

	Net Sales	Operating Income	Net Income	Earnings Per Share Basic	Earnings Per Share Diluted
2004 Quarters:
First	$ 5,468	$ 231	$ 335	$ 0.09	$ 0.09
Second	5,124	479	322	0.09	0.09
Third	4,578	166	21	0.01	0.00
Fourth	4,828	176	37	0.01	0.01
Total 2004	$ 19,998	$ 1,052	$ 715	$ 0.20	$ 0.19

2003 Quarters:
First	$ 6,196	$ 390	$ 284	$ 0.08	$ 0.08
Second	6,973	722	613	0.17	0.17
Third	5,000	102	12	0.00	0.00
Fourth	5,869	312	221	0.06	0.06
Total 2003	$ 24,038	$ 1,526	$ 1,130	$ 0.31	$ 0.31

CHAMPION PARTS, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Allowance for Uncollectible Accounts:	Balance at Beginning of Period	Charged to Operations	Additions to/ Deductions From Reserves	Balance at End of Period
Year ended December 31, 2002	$ 339,000	$ 327,000	$ (11,000)	$ 655,000

Year ended December 31, 2003	$ 655,000	$ 365,000	$ (75,000)	$ 945,000

Year ended December 31, 2004	$ 945,000	$ 298,000	$ (122,000)	$ 1,121,000

Inventory Reserves:	Balance at Beginning of Period	Charged to Operations	Additions to/ Deductions From Reserves	Balance at End of Period
Year ended December 31, 2002	$ 6,227,000	$ 528,000	$ (298,000)	$ 6,457,000

Year ended December 31, 2003	$ 6,457,000	$ 879,000	$ (661,000)	$ 6,675,000

Year ended December 31, 2004	$ 6,675,000	$ 558,000	$ (231,000)	$ 7,290,000

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

CHAMPION PARTS, INC.

EXHIBIT INDEX

_______

Material Contracts (Continued)

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

 (10)(h) Loan and Security Agreement dated February 8, 2001 between the Registrant and Congress Financial Corporation (Southern), a subsidiary of First Union Bank (incorporated by   reference to Registrant’s Annual Report on Form 10-K "File No. 1-07807", year ended December 31, 2000).

(10)(i)  First Amendment to Loan and Security Agreement dated February 8, 2001 between the Registrant and Congress Financial Corporation extending maturity date to May 8, 2004, (incorporated by reference to Registrant’s Current Report on Form 8-K "File No. 1-07807", dated February 6, 2004).

(10)(j)  Second Amendment to Loan and Security Agreement dated February 8, 2001 between the Registrant and Congress Financial Corporation extending maturity date to June 8, 2004, (incorporated by reference to Registrant’s Current Report on Form 8-K "File No. 1-07807", dated May 7, 2004).

(10)(k)  Third Amendment to Loan and Security Agreement dated February 8, 2001 between the Registrant and Congress Financial Corporation extending maturity date to August 8, 2004, (incorporated by reference to Registrant’s Current Report on Form 8-K "File No. 1-07807", dated June 7, 2004).

(10)(l)  Sale agreement dated June 28, 2004 between the Registrant and Your Business Centers, Inc. for sale of Beech Creek, Pennsylvania plant and property (incorporated by reference to Registrant’s Current Report on Form 8-K "File No. 1-07807", dated July 6, 2004).

(10)(m) Secured Revolving Credit facility dated August 10, 2004 between the Registrant and PNC Bank, National Association, and Commercial Property Loan dated August 10, 2004 between the Registrant and Elk Horn Bank and Trust Company (incorporated by reference to Registrant’s Current Report on Form 8-K "File No. 1-07807", dated August 11, 2004).

CHAMPION PARTS, INC.

EXHIBIT INDEX

_______

Material Contracts (Continued)

(10)(n)  Amendment No. 1 to Secured Revolving Credit facility dated August 10, 2004 between the Registrant and PNC Bank, National Association (incorporated by reference to Registrant’s Current Report on Form 8-K "File No. 1-07807", dated March 22, 2005).

Additional Exhibits

(99)

Audit Committee Charter (incorporated by reference to Registrant's Annual Report on Form 10-K "File No. 1-07807", for the year ended December 31, 2004).

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