Form 10-Q
period 2005-04-03
CHAMPION PARTS INC
filed 2005-05-16
CIK 19161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2005

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

                                  Class                                                     Outstanding as of April 3, 2005

               Common Shares - $0.10 Par Value                                          3,655,266

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes [  ]   No [X]

Champion Parts, Inc.

Form 10-Q

Cross Reference Index

PART I	FINANCIAL INFORMATION	PAGE

ITEM 1.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
	Balance Sheets - Assets	3
	Balance Sheets - Liabilities & Stockholders' Equity	4
	Statements of Income	5
	Statement of Stockholders' Equity	6
	Statements of Comprehensive Income	7
	Statements of Cash Flows	8
	Notes to Financial Statements	9-11

ITEM 2.	MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS
	Management Overview	12
	Results of Operations
	Three Months Ended April 3, 2005	12-13
	Critical Accounting Policies and Estimates	13-14
	Recent Accounting Pronouncements	14
	Liquidity and Capital Resources
	Liquidity Overview	14
	Working Capital	15
	Debt	15-16
	Seasonality	16
	Future Outlook	16
	Factors Which May Affect Future Results	17
	Off-Balance Sheet Arrangements	17
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	18

ITEM 4.	CONTROLS AND PROCEDURES	18

PART II	OTHER INFORMATION

ITEM 5.	LEGAL PROCEEDINGS	19

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	19

	SIGNATURE PAGE	20

EXHIBITS
31.1	SECTION 302 OFFICER CERTIFICATION	21
32.1	SECTION 906 CERTIFICATION	22

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CHAMPION PARTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	April 3, 2005	December 31, 2004
ASSETS

CURRENT ASSETS:
Cash	$ 285,000	$ 358,000
Accounts receivable trade, less allowance for uncollectibles
of $1,202,000 and $1,121,000 in 2005 and 2004, respectively	10,584,000	10,410,000

Miscellaneous receivables	194,000	197,000

Inventories, net of reserves	12,380,000	12,710,000

Prepaid expenses and other assets	630,000	634,000

Deferred income tax asset	73,000	73,000
Total current assets	24,146,000	24,382,000

PROPERTY, PLANT AND EQUIPMENT:
Land	70,000	70,000
Buildings	4,456,000	4,453,000
Machinery and equipment	14,428,000	14,383,000
Gross property, plant & equipment	18,954,000	18,906,000
Less: Accumulated depreciation	16,737,000	16,625,000
Net property, plant & equipment	2,217,000	2,281,000

Total other assets	404,000	408,000

Total assets	$26,767,000	$27,071,000

The accompanying notes are an integral part of these statements.

CHAMPION PARTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	April 3, 2005	December 31, 2004
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$8,147,000	$8,001,000
Accrued expenses:
Salaries, wages and employee benefits	430,000	393,000
Other accrued expenses	4,964,000	4,833,000
Taxes other than income	124,000	51,000
Current maturities of long-term debt:
Current maturities – mortgage note	107,000	104,000
Current maturities – subordinated debt	-0-	6,000
Total current maturities of long-term debt	107,000	110,000

Total current liabilities	13,772,000	13,388,000

DEFERRED INCOME TAXES	73,000	73,000

LONG-TERM DEBT:
Long-term notes payable – revolver	9,375,000	10,195,000
Long-term notes payable – mortgage note	734,000	762,000
Long-term notes payable – subordinated debt	1,793,000	1,793,000
Long-term notes payable – asset purchase note	130,000	130,000
Total long-term debt	12,032,000	12,880,000

STOCKHOLDERS' EQUITY:

Preferred stock - No par value; authorized, 10,000,000
shares; issued and outstanding, none	-0-	-0-
Common stock - $.10 par value; authorized, 50,000,000 shares,
issued and outstanding, 3,655,266 shares	366,000	366,000
Additional paid-in capital	15,578,000	15,578,000
Accumulated (deficit)	(12,812,000)	(12,972,000)
Accumulated other comprehensive (loss)	(2,242,000)	(2,242,000)
Total stockholders’ equity	890,000	730,000

Total liabilities and stockholders’ equity	$26,767,000	$27,071,000

       The accompanying notes are an integral part of these statements.

CHAMPION PARTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (CONDENSED)

FOR THE PERIODS ENDED

(Unaudited)

	Three Months April 3, 2005	Three Months March 28, 2004
Net Sales	$5,813,000	$5,468,000
Costs and Expenses:
Cost of products sold	4,937,000	4,557,000
Selling, distribution & administrative	571,000	680,000
Total costs and expenses	5,508,000	5,237,000

Operating income	305,000	231,000

Non-operating expense/(income):
Interest expense, net	170,000	145,000
Other non-operating (income)	(43,000)	(254,000)
Total non-operating expense/(income)	127,000	(109,000)

Net income before income taxes	178,000	340,000

Income taxes	18,000	5,000

Net income	$ 160,000	$ 335,000

Weighted Average Common Shares Outstanding at April 3, 2005:
Basic	3,655,266	3,655,266
Diluted	3,753,371	3,756,252

Earnings Per Common Share - Basic:
Net income per common share - basic	$ 0.04	$ 0.09

Earnings Per Common Share - Diluted:
Net income per common share - diluted	$ 0.04	$ 0.09

The accompanying notes are an integral part of these statements

CHAMPION PARTS, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

 (Unaudited)

	Common Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated (Deficit)	Accumulated Comprehensive (Loss)

BALANCE – December 31, 2004	3,655,266	$ 366,000	$ 15,578,000	$(12,972,000)	$ (2,242,000)

Net Income	-0-	-0-	-0-	160,000	-0-

BALANCE – April 3, 2005	3,655,266	$ 366,000	$ 15,578,000	$(12,812,000)	$ (2,242,000)

The accompanying notes are an integral part of these statements

CHAMPION PARTS, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months April 3, 2005	Three Months March 28, 2004

Net income and other comprehensive income	$ 160,000	$ 335,000

The accompanying notes are an integral part of these statements.

CHAMPION PARTS, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	Three Months April 3, 2005	Three Months March 28, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$ 160,000	$ 335,000

Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	116,000	120,000
Provision for inventory write-offs	170,000	(12,000)
Provision for doubtful accounts	81,000	76,000
Write-off City of Hope, Arkansas note	-0-	(250,000)
Changes in assets and liabilities:
Accounts receivable – gross	(255,000)	644,000
Other accounts receivable	3,000	22,000
Inventories – gross	250,000	(976,000)
Prepaid expenses	4,000	(13,000)
Accounts payable	146,000	1,440,000
Accrued liabilities and other	151,000	(192,000)
NET CASH PROVIDED BY OPERATING ACTIVITIES	826,000	1,194,000

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(48,000)	(39,000)
NET CASH USED IN INVESTING ACTIVITIES	(48,000)	(39,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowing under revolving loan agreement	(820,000)	(589,000)
(Payments) on mortgage note obligation	(25,000)	-0-
(Payments) on term note obligations	-0-	(116,000)
(Payments) under long-term subordinate debt obligations	(6,000)	(48,000)
NET CASH (USED IN) FINANCING ACTIVITIES	(851,000)	(768,000)
NET (DECREASE)/ INCREASE IN CASH AND CASH EQUIVALENTS	(73,000)	402,000

CASH AND CASH EQUIVALENTS - Beginning of period	358,000	135,000

CASH AND CASH EQUIVALENTS - End of period	$ 285,000	$ 537,000

Supplemental disclosures of cash flow information
Cash paid during the quarter:
Income taxes	$ 1,000	$ 38,000
Interest	163,000	158,000

The accompanying notes are an integral part of these statements.

CHAMPION PARTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

_________________________________________________________________

Note 1.

The accompanying financial statements for the three months ending April 3, 2005 and March 28, 2004 have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  The condensed consolidated financial statements and these notes should be read in conjunction with the consolidated financial statements and footnotes of the Company included in the Company's Annual Report submitted on Form 10-K for the year ended December 31, 2004.

The consolidated balance sheet at December 31, 2004 has been derived from the audited financial statements at that date.

Certain amounts relating to March 28, 2004 have been reclassified to conform to the current year's presentation.

The Company previously adopted Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information” and management views the Company as one business segment, the remanufacturing of auto parts.

Note2.

The information furnished herein reflects all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period.  Results of operations for the three months ending April 3, 2005 are not necessarily indicative of results to be expected for the entire year.

Note 3.

Inventories are valued at the lower of cost (first-in, first-out method) or market.  A summary of the gross inventories and reserves follows:

	April 3, 2005	December 31, 2004
Gross Inventories:
Raw cores	$ 7,226,000	$ 7,019,000
Parts	3,099,000	2,766,000
Sub-total raw materials	10,325,000	9,785,000
Work-in-process	3,446,000	3,321,000
Finished goods	5,979,000	6,894,000

Total gross inventories	$ 19,750,000	$ 20,000,000

Inventory Reserves:
Core devaluation	$ (3,485,000)	$ (3,384,000)
Obsolescence	(3,243,000)	(3,298,000)
Valuation reserves	(642,000)	(608,000)
Total inventory reserves	$ (7,370,000)	$ (7,290,000)

Total net inventories	$ 12,380,000	$ 12,710,000

Note 4.

For reporting purposes, product and core returns are offset against gross sales in arriving at net sales.  Total returns for the three months ended April 3, 2005 were $1,947,000 compared to $1,387,000 at March 28, 2004.

Note 5.

In the first quarter of 2005, net sales to the Company's four largest customers were approximately 26%, 19%, 16% and 11% of total net sales.  In the first quarter of 2004, net sales to the Company's four largest customers were approximately 22%, 21%, 20% and 14% of total net sales.

A reduction in the level of sales to or the loss of one or more of these customers would have a material adverse effect on the Company’s financial condition and results of operations.

Note 6.

Long-lived Assets - The Company reviews the carrying values of its long-lived assets and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable.  Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less cost to sell.  As of April 3, 2005 there has been no impairment of long lived-assets.

Note 7.

The income tax expense attributable to operations for the three months ended April 3, 2005 and March 28, 2004, differed from the amounts computed by applying the federal income tax rate of 34% principally as a result of tax benefits recognized related to the carry forward of net operating losses.

Note 8.

Debt - On August 10, 2004, the Company entered into a three-year secured revolving credit facility with PNC Bank, National Association, replacing the Congress Financial Corporation credit facility.  Maximum credit available under the new PNC facility is $14,000,000, including available letter of credit accommodations of $1,000,000.  The interest rate on the revolving debt facility is lender prime plus 1/4 % or LIBOR plus 2%, and for letters of credit, the rate is 3.25% per annum on the daily outstanding balance.

Also, on August 10, 2004, the Company entered into a commercial property loan on its Hope, Arkansas properties with Elk Horn Bank and Trust Company acting as lead bank for a group of five lending institutions.  The loan with Elk Horn is for $900,000, with seven-year amortization and an interest rate of New York prime plus 2% adjusted quarterly.

On March 18, 2005, the Company entered into an amendment to the Credit, Loan and Security Agreement dated August 10, 2004 with PNC Bank, National Association. Amendment No. 1 set forth the terms for temporary modification of the revolving interest rate from 0.25% to 1.25% above bank prime through April 12, 2005; the terms for temporary over-formula advances resulting from a change in the Lender’s interpreting the formula for calculating Eligible Receivables; the definition of collateral monitoring fees; and the redefinition of the fixed charge coverage ratio covenant from a quarterly basis to a rolling twelve month basis.

On June 28, 2004, the Company consummated the sale of its Beech Creek facility and property. The plant was vacated after consolidating operations in March of 2002.  The gross value of the transaction was $1.5 million and the net proceeds were used to reduce property term debt and revolver debt in July. The net difference between sales proceeds received, assets held for sale and other costs of approximately $118,000 was recorded against the asset restructuring reserve provided for this transaction. A $200,000 escrow account was established at the closing of the sale of the property to cover future EPA issues. Sale of the Beech Creek property allowed the Company to proceed with replacing the Congress loan facility with the new lenders.

Note 8. (Continued)

At April 3, 2005, the balance outstanding on the Company’s revolver loan facility with PNC Bank, National Association was $9,375,000 and letter of credit accommodations were $40,000. Also at April 3, 2005, the balance outstanding on the Company’s commercial mortgage loan with Elk Horn Bank was $841,000. The total of the loan balances was $10,216,000, which compares to total loan balances at December 31, 2004 of $11,061,000 and letter of credit accommodations of $40,000.

At April 3, 2005, the Company was in compliance with the amended fixed charge coverage ratio covenant.

Note 9.

At March 28, 2004, the Company met job expansion incentives and the $250,000 City of Hope, Arkansas note was forgiven. The forgiveness of the debt was taken into non-operating income.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

      CONDITION AND RESULTS OF OPERATIONS

Management Overview

First quarter 2005 net sales of $5,813,000 were $345,000, or 6.3%, higher than the same period in 2004 primarily reflecting stronger constant velocity axle sales and higher than anticipated net sales of carburetor products.  Cost of products sold for the quarter was higher than 2004 by $380,000, or 8.3%, principally as a result of significantly higher sales and increased costs of raw materials.  Selling, distribution and administrative expenses for the quarter were lower than first quarter 2004 by $109,000, or 16.0%, primarily due to lower administrative salaries and elimination of costs associated with the Beech Creek, Pennsylvania facility that was sold in June of last year. Operating income for the quarter was $305,000 versus $231,000 in first quarter 2004, an increase of $74,000, or 32.0%.

Interest cost for the quarter was up $25,000 over 2004, reflecting a higher revolver balance this year plus a temporary one-percentage point interest increase that resulted from the Amendment to the PNC Bank loan facility. On March 18, 2005, the Company entered into an amendment to the Credit, Loan and Security Agreement. Amendment No. 1 set forth the terms for temporary modification of the revolving interest rate from 0.25% to 1.25% above bank prime through April 12, 2005; the terms for temporary over-formula advances resulting from a change in the Lender’s interpreting the formula for calculating Eligible Receivables; the definition of collateral monitoring fees; and the redefinition of the fixed charge coverage ratio covenant from a quarterly basis to a rolling twelve month basis.

Non-operating income for the quarter was $43,000 versus $254,000 in the same period of 2004, a $211,000 decrease. At the end of the first quarter of 2004, the Company met job expansion incentives and the $250,000 City of Hope, Arkansas note was forgiven. This accounts for the significant decline in non-operating income from last year.  Net income for the first quarter was $160,000 versus $335,000 in 2004. The $175, 000 decline in net income primarily reflects the recognition of the $250,000 loan forgiveness in last year’s net income for the quarter.  On a comparable basis, 2005 first quarter income exceeded the 2004 first quarter by $75,000.

RESULTS OF OPERATIONS

Three months ended April 3, 2005 compared to three months ended March 28, 2004

Net sales for the quarter ending April 3, 2005 were $5,813,000 versus net sales of $5,468,000 for the same fiscal quarter in 2004.  The $345,000, or 6.3%, increase in net sales compared to 2004 reflected stronger net sales of constant velocity axle products and higher than anticipated net sales of carburetors. Net sales of air conditioning, heavy duty and agricultural product lines were essentially level with last year. Total product and core returns, which are accounted for as reductions to gross sales, were 24.7% and 19.9% of gross sales for the first quarter of 2005 and 2004, respectively. Product and core returns are accounted for on an accrual basis driven by gross sales, consequently the higher percentage for the first quarter of 2005 reflects the impact of the higher carburetor sales.

Carburetor net sales were 47.1% and 46.4% of total net sales, respectively, for the first quarter of 2005 and 2004. Even though new vehicles sold are no longer equipped with carburetors in the United States and Canada, the Company continues to sell replacement units for older vehicles, which predominantly use carburetors.  The Company expects that the trend in carburetor sales will decline in future periods.  In addition, carburetor margins may be negatively impacted in the future as customers accelerate product returns during periods of declining demand.

Cost of products sold were $4,937,000, or 84.9%, of net sales for 2005 as compared to $4,557,000, or 83.3%, for the first quarter of 2004.  The $380,000, or 8.3% increase versus 2004 is primarily due to significantly higher sales and increased prices of raw materials.  Prices have increased for purchased materials that are petroleum based.

Selling, distribution and administrative expenses for the first quarter 2005 were $571,000 compared to $680,000 in first quarter of 2004. The spending decrease of $109,000 primarily reflects the elimination of residual operating costs recorded in administrative overhead last year for the idle Pennsylvania facility (taxes, insurance and utilities), sold in June of 2004.  Administrative salaries and associated fringe costs were also lower than last year.

Operating income for the quarter was $305,000, compared to $231,000 for the first quarter of 2004.  The operating income increase versus 2004 is attributed to the higher net sales.

Interest expense of $170,000 for the quarter was up $25,000 over 2004, reflecting a higher revolver balance this year plus the temporary percentage point interest increase that resulted from the Amendment to the PNC Bank loan facility. On March 18, 2005, the Company entered into an amendment to the Credit, Loan and Security Agreement. Amendment No. 1 set forth the terms for temporary modification of the revolving interest rate from 0.25% to 1.25% above bank prime through April 12, 2005; the terms for temporary over-formula advances resulting from a change in the Lender’s interpreting the formula for calculating Eligible Receivables; the definition of collateral monitoring fees; and the redefinition of the fixed charge coverage ratio covenant from a quarterly basis to a rolling twelve month basis.

Non-operating income for the quarter was $43,000 versus $254,000 in the same period of 2004, a $211,000 decrease. At the end of the first quarter of 2004, the Company met job expansion incentives and the $250,000 City of Hope, Arkansas note was forgiven. This accounts for the significant decline in non-operating income from last year.

Net income was $160,000 for the first quarter versus $335,000 for 2004.  The $175, 000, or 52.2%, decline in primarily reflects the recognition of the $250,000 loan forgiveness in last year’s net income. On a comparable basis, 2005 first quarter income exceeded the 2004 first quarter by $75,000 due to lower costs and the stronger net sales performance.

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

Deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.  At April 3, 2005, the Company’s deferred tax asset consisted principally of net inventory reserves and net operating loss carryforwards.  The Company’s deferred tax asset has been reduced by a valuation allowance to the extent such benefits are not expected to be fully utilized.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123, as revised, requires recognition of the cost of employee services provided in exchange for stock options and similar equity instruments based on the fair value of the instrument at the date of grant. Statement 123, as originally issued, is effective until the provisions of Statement 123(R) are fully adopted. Statement 123(R) is effective the beginning of the next fiscal year. The Company will adopt this guidance as of January 1, 2006 and begin recognizing compensation expense related to stock options should any be issued.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs (“SFAS No. 151”).  SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities.  The Company does not expect the adoption of the statement to have a material effect on its financial statements, which is effective with fiscal years beginning after June 15, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Overview

On March 18, 2005, the Company entered into an amendment to the Credit, Loan and Security Agreement. Amendment No. 1 set forth the terms for temporary modification of the revolving interest rate from 0.25% to 1.25% above bank prime through April 12, 2005; the terms for temporary over-formula advances resulting from a change in the Lender’s interpreting the formula for calculating Eligible Receivables; the definition of collateral monitoring fees; and the redefinition of the fixed charge coverage ratio covenant from a quarterly basis to a rolling twelve month basis. The Company has met all of the thresholds and terms of Amendment No.1 and returned to positive borrowing availability prior to the April 12, 2005 date specified in the Amendment. Interest rates have subsequently been returned to the original level specified in the Loan Agreement, 0.25% above bank prime (6.25%).

At April 3, 2005, the Company was in compliance with the amended fixed charge coverage ratio covenant.

Management believes that the Company will be able to finance its working capital needs in the current year and the foreseeable future through the use of borrowings and cash flows generated from operations.

Working Capital

Net working capital at April 3, 2005 was $10,374,000 compared to $10,994,000 at December 31, 2004, a   reduction of $620,000 primarily reflecting higher trade accounts payable.

The March 28, 2004 net working capital balance was a negative $1,629,000, reflecting the reclassification of the Congress loan facility to current maturities of long-term debt.  On a comparable basis with 2005, the March 28, 2004 net working capital was $7,464,000. The higher first quarter 2005 balance reflects significant increases in trade accounts receivable and inventories versus the first quarter of 2004.

Net trade accounts receivable at April 3, 2005 were $10,584,000, an increase of $174,000 versus the year-end 2004 balance of $10,410,000.  The increase in the Company's accounts receivable balances at quarter-end versus the year-end primarily reflects the significant increase in net sales for February and March.

When compared to the March 28, 2004 trade receivables balance of $9,236,000, the quarter-end balance is $1,348,000 higher reflecting the lower sales in March of 2004.

Net inventories of $12,380,000 at April 3, 2005 were $330,000 lower as compared to the year-end 2004 balance of $12,710,000.  The decrease in net inventory reflects primarily reflects $915,000 decrease finished goods. Raw core, work-in-process and parts inventories balances were up slightly for the quarter. The finished goods inventory decrease is due to a concerted effort being made to reduce on-hand balances.

Compared to the March 28, 2004 balance of $11,852,000, the inventory increase of $528,000 is explained by a build-up in 2004 to meet seasonal demand that did not materialize and is being worked-off in the current year.

Accounts payable at April 3, 2005 were $8,147,000 compared to a balance at year-end 2004 of $8,001,000. The $146,000 increase in accounts payable is due to the higher net trade accounts payable which have resulted from increase raw materials spending in the past two months to meet anticipated demand.

Compared to the March 28, 2004 balance of $9,120,000, accounts payable have decreased $973,000. Trade payables in the first quarter of 2004 increased significantly reflecting the constraints imposed by Congress Financial on borrowing availability during the quarter. Trade payables were substantially reduced after consummating the new loan with PNC Bank in August of 2004.

Accrued expenses of $4,964,000 were up $131,000 from the fiscal year-end 2004 balance of $4,833,000, principally reflecting an increase customer return reserves during the quarter.

Compared to the March 28, 2004 balance of $4,471,000, accrued expenses are higher by $493,000 for the same reason mentioned above.

Debt

On August 10, 2004, the Company entered into a three-year secure revolving credit facility with PNC Bank, National Association, replacing the Congress Financial Corporation credit facility.  Maximum credit available under the new PNC facility is $14,000,000, including available letter of credit accommodations of $1,000,000.  The interest rate on the revolving debt facility is lender prime plus 0.25% or LIBOR plus 2%, and for letters of credit, the rate is 3.25% per annum on the daily outstanding balance.

Also on August 10, 2004, the Company entered into a commercial property loan on its Hope, Arkansas properties with Elk Horn Bank and Trust Company acting as lead bank for a group of five lending institutions.  The loan with Elk Horn is for $900,000, with seven-year amortization and an interest rate of New York prime plus 2% adjusted quarterly.

On March 18, 2005, the Company entered into an amendment to the Credit, Loan and Security Agreement dated August 10, 2004 with PNC Bank, National Association. Amendment No. 1 set forth the terms for temporary modification of the revolving interest rate from 0.25% to 1.25% above bank prime through April 12, 2005; the terms for temporary over-formula advances resulting from a change in the Lender’s interpreting the formula for calculating Eligible Receivables, the definition of collateral monitoring fees and the redefinition of the fixed charge coverage ratio covenant from a quarterly basis to a rolling twelve month basis.

At April 3, 2005, the balance outstanding on the Company’s revolver loan facility with PNC Bank, National Association was $9,375,000 and letter of credit accommodations were $40,000. Also at December 31, 2004, the balance outstanding on the Company’s commercial mortgage loan with Elk Horn Bank was $841,000. The total of the loan balances was $10,216,000, which compares to total loan balances at December 31, 2004 of $11,061,000 and letter of credit accommodations of $40,000.

 At April 3, 2005, the Company was in compliance with the amended fixed charge coverage ratio covenant.

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

FACTORS WHICH MAY AFFECT FUTURE RESULTS

This quarterly report contains forward-looking statements that are subject to risks and uncertainties, including but not limited to the statements under "Future Outlook" and to the following:

The competitive environment has caused and is continuing to cause changes in the distribution channels between volume retailers and traditional warehouse/distributors. The Company has diversified its customer base and currently serves all major aftermarket segments, including large volume automotive retailers, original equipment manufacturers of automotive equipment and automotive warehouse distributors. The decline in carburetor product sales over the longer term could impact future results.  The Company expects growth in air conditioning product sales to partially offset this impact. There is no assurance that sales of air conditioning products will increase, or, if they do, that any increase will exceed the decreases in carburetor sales or the contribution of carburetor sales to net income.

The Company’s six largest customers accounted for a total of 83% of the Company’s net sales in the quarter ending April 3, 2005, with the four largest customers aggregating 72% of the total. For the same period in 2003, the Company’s six largest customers accounted for a total of 88% of the Company’s net sales, with the four largest customers comprising 76% of the total. A significant reduction in the level of net sales or the loss of a large customer could have a materially adverse impact on the Company’s financial condition and results of operations.

While the Company has established reserves for potential environmental liabilities that it believes to be adequate, there can be no assurance that the reserves will be adequate to cover actual costs incurred or that the Company will not incur additional environmental liabilities in the future.

Accordingly, actual results may differ materially from those set forth in forward-looking statements.

OFF-BALANCE SHEET ARRANGEMENTS

The company does not have any off-balance sheet arrangements.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has credit facilities that bear interest at various rates based on the bank prime rate. Interest on $10,216,000, or 84.1%, of the Company's debt was variable based on the lender’s prime rate. Consequently, a general increase of 1% in the lender’s prime rate would result in additional interest cost of approximately $102,000 if the same debt level and structure were to be maintained.

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

PART II.     OTHER INFORMATION

ITEM 5.    LEGAL PROCEEDINGS

Beech Creek, Pennsylvania Soil and Ground Water Contamination, Double Eagle Superfund Proceeding, and Asbestos Litigation.

See Registrant’s Annual Report on Form 10-K, December 31, 2004, Environmental Section, pages 7 through 9, for the current background on these proceedings.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits

1.

Exhibit 31.1 – Section 302 Officer Certification

3.

Exhibit 32.1 – Section 906 Certification

(b)

Reports on Form 8-K

1.

The Company filed a Current Report on Form 8-K on April 15, 2005. The Form 8-K reported that in accordance with “Item 2.02. Results of Operations and Financial Conditions”, on April 15, 2005, Champion Parts, Inc. issued a press release announcing earnings for the Fourth Quarter and year ended December 31, 2004.  The Company’s Form 10-K was filed with the Securities and Exchange Commission on April 14, 2005.

2.

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

CHAMPION PARTS, INC.

(Registrant)

 Date:   May 16, 2005                                    By:    /s/ Jerry A. Bragiel

                                                                             Jerry A. Bragiel

                                                                             President, Chief Executive Officer and Acting Chief                                                                                     Financial Officer

A signed original of this written statement required by Section 906 has been provided to Champion Parts, Inc. and will be retained by Champion Parts, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 31.1

SECTION 302 OFFICERS CERTIFICATION

I, Jerry A. Bragiel, President, Chief Executive Officer and Acting Chief Financial Officer, certify that:

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

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and I have:
a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

b)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures, and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated: May 16, 2005	/s/ Jerry A. Bragiel
Jerry A. Bragiel President, Chief Executive Officer and Acting Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PERSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2003

In connection with the Quarterly Report of Champion Parts, Inc., (the “Company”) on Form 10-Q for the quarter ended April 3, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Jerry A. Bragiel, President, Chief Executive Officer and Acting Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003, that to my knowledge:

(1)   The Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

(2)   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

May 16, 2005	/s/ Jerry A. Bragiel Jerry A. Bragiel President, Chief Executive Officer and Acting Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to Champion Parts, Inc. and will be retained by Champion Parts, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.