Form 10-Q
period 2005-07-03
CHAMPION PARTS INC
filed 2005-08-17
CIK 19161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2005

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

                                  Class                                                     Outstanding as of July 3, 2005

               Common Shares - $0.10 Par Value                                          3,655,266

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes [  ]   No [X]

Champion Parts, Inc.

Form 10-Q

Cross Reference Index

PART II	OTHER INFORMATION

ITEM 5.	LEGAL PROCEEDINGS	20

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	20

	SIGNATURE PAGE	21

EXHIBITS
31.1	SECTION 302 OFFICER CERTIFICATION	22
32.1	SECTION 906 CERTIFICATION	23

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CHAMPION PARTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	July 3, 2005	December 31, 2004
ASSETS	(Unaudited)	(Audited)

CURRENT ASSETS:
Cash	$ 272,000	$ 358,000
Accounts receivable trade, less allowance for uncollectibles
of $1,281,000 and $1,121,000 in 2005 and 2004, respectively	10,267,000	10,410,000

Miscellaneous receivables	177,000	197,000

Inventories, net of reserves	11,819,000	12,710,000

Prepaid expenses and other assets	590,000	634,000

Deferred income tax asset	73,000	73,000
Total current assets	23,198,000	24,382,000

PROPERTY, PLANT AND EQUIPMENT:
Land	70,000	70,000
Buildings	4,457,000	4,453,000
Machinery and equipment	14,481,000	14,383,000
Gross property, plant & equipment	19,008,000	18,906,000
Less: Accumulated depreciation	16,849,000	16,625,000
Net property, plant & equipment	2,159,000	2,281,000

Total other assets	401,000	408,000

Total assets	$25,758,000	$27,071,000

The accompanying notes are an integral part of these statements.

CHAMPION PARTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	July 3, 2005	December 31, 2004
LIABILITIES AND STOCKHOLDERS’ EQUITY	(Unaudited)	(Audited)

CURRENT LIABILITIES:
Accounts payable	$8,881,000	$8,001,000
Accrued expenses:
Salaries, wages and employee benefits	468,000	393,000
Other accrued expenses	4,988,000	4,833,000
Taxes other than income	81,000	51,000
Current maturities of long-term debt:
Current maturities – mortgage note	107,000	104,000
Current maturities – subordinated debt	-0-	6,000
Total current maturities of long-term debt	107,000	110,000

Total current liabilities	14,525,000	13,388,000

DEFERRED INCOME TAXES	73,000	73,000

LONG-TERM DEBT:
Long-term notes payable – revolver	7,384,000	10,195,000
Long-term notes payable – mortgage note	707,000	762,000
Long-term notes payable – subordinated debt	1,793,000	1,793,000
Long-term notes payable – asset purchase note	130,000	130,000
Total long-term debt	10,014,000	12,880,000

STOCKHOLDERS' EQUITY:

Preferred stock - No par value; authorized, 10,000,000
shares; issued and outstanding, none	-0-	-0-
Common stock - $.10 par value; authorized, 50,000,000 shares,
issued and outstanding, 3,655,266 shares	366,000	366,000
Additional paid-in capital	15,578,000	15,578,000
Accumulated (deficit)	(12,556,000)	(12,972,000)
Accumulated other comprehensive (loss)	(2,242,000)	(2,242,000)
Total stockholders’ equity	1,146,000	730,000

Total liabilities and stockholders’ equity	$25,758,000	$27,071,000

       The accompanying notes are an integral part of these statements.

CHAMPION PARTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (CONDENSED)

FOR THE PERIODS ENDED

(Unaudited)

	Six Months July 3, 2005	Six Months June 27, 2004	Three Months July 3, 2005	Three Months June 27, 2004
Net Sales	$11,808,000	$10,592,000	$5,995,000	$5,124,000
Costs and Expenses:
Cost of products sold	9,980,000	8,528,000	5,044,000	3,971,000
Selling, distribution & administrative	1,140,000	1,354,000	568,000	674,000
Total costs and expenses	11,120,000	9,882,000	5,612,000	4,645,000

Operating income	688,000	710,000	383,000	479,000

Non-operating expense/(income):
Interest expense, net	322,000	300,000	150,000	155,000
Other non-operating (income)	(86,000)	(256,000)	(42,000)	(3,000)
Total non-operating expense/(income)	236,000	44,000	108,000	152,000

Net income before income taxes	452,000	666,000	275,000	327,000

Income taxes	36,000	9,000	19,000	5,000

Net income	$ 416,000	$ 657,000	$ 256,000	$ 322,000

Weighted Average Common Shares Outstanding at April 3, 2005:
Basic	3,655,266	3,655,266	3,655,266	3,655,266
Diluted	3,745,776	3,754,222	3,738,181	3,752,191

Earnings Per Common Share - Basic:
Net income per common share - basic	$ 0.11	$ 0.18	$ 0.07	$ 0.09

Earnings Per Common Share - Diluted:
Net income per common share - diluted	$ 0.11	$ 0.18	$ 0.07	$ 0.09

The accompanying notes are an integral part of these statements

CHAMPION PARTS, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

 (Unaudited)

	Common Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated (Deficit)	Accumulated Comprehensive (Loss)

BALANCE – December 31, 2004	3,655,266	$ 366,000	$ 15,578,000	$(12,972,000)	$ (2,242,000)

Net Income	-0-	-0-	-0-	416,000	-0-

BALANCE – July 3, 2005	3,655,266	$ 366,000	$ 15,578,000	$(12,556,000)	$ (2,242,000)

The accompanying notes are an integral part of these statements

CHAMPION PARTS, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Six Months July 3, 2005	Six Months June 27, 2004	Three Months July 3, 2005	Three Months June 27, 2004

Net income and other comprehensive income	$ 416,000	$ 657,000	$ 256,000	$ 322,000

The accompanying notes are an integral part of these statements.

CHAMPION PARTS, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	Six Months July 3, 2005	Six Months June 27, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$ 416,000	$ 657,000

Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	231,000	239,000
Provision for inventory write-offs	57,000	173,000
Provision for doubtful accounts	160,000	32,000
Write-off City of Hope, Arkansas note	-0-	(250,000)
Changes in assets and liabilities:
Accounts receivable – gross	(17,000)	1,485,000
Other accounts receivable	20,000	30,000
Inventories – gross	924,000	(1,913,000)
Prepaid expenses	44,000	(34,000)
Accounts payable	880,000	1,071,000
Accrued liabilities and other	170,000	150,000
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,885,000	1,640,000

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(102,000)	(81,000)
NET CASH USED IN INVESTING ACTIVITIES	(102,000)	(81,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Payments) under term loan agreement	-0-	(577,000)
Net (payments)/borrowing under revolving loan agreement	(2,811,000)	(503,000)
(Payments) on mortgage note obligation	(52,000)	-0-
(Payments) on term note obligations	-0-	(30,000)
(Payments) under long-term subordinate debt obligations	(6,000)	(54,000)
NET CASH USED IN FINANCING ACTIVITIES	(2,869,000)	(1,164,000)
NET (DECREASE)/ INCREASE IN CASH AND CASH EQUIVALENTS	(86,000)	395,000

CASH AND CASH EQUIVALENTS - Beginning of period	358,000	135,000

CASH AND CASH EQUIVALENTS - End of period	$ 272,000	$ 530,000

Supplemental disclosures of cash flow information
Cash paid during the first half:
Income taxes	$ 41,000	$ 37,000
Interest	322,000	311,000

The accompanying notes are an integral part of these statements.

CHAMPION PARTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

_________________________________________________________________

Note 1.

The accompanying financial statements for the three months and six months ending July 3, 2005 and June 27, 2004 have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  The condensed consolidated financial statements and these notes should be read in conjunction with the consolidated financial statements and footnotes of the Company included in the Company's Annual Report submitted on Form 10-K for the year ended December 31, 2004.

The consolidated balance sheet at December 31, 2004 has been derived from the audited financial statements at that date.

Certain amounts relating to June 27, 2004 have been reclassified to conform to the current year's presentation.

The Company previously adopted Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information” and management views the Company as one business segment, the remanufacturing of auto parts.

Note2.

The information furnished herein reflects all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period.  Results of operations for the six months ending July 3, 2005 are not necessarily indicative of results to be expected for the entire year.

Note 3.

Inventories are valued at the lower of cost (first-in, first-out method) or market.  A summary of the gross inventories and reserves follows:

	July 3, 2005	December 31, 2004
Gross Inventories:
Raw cores	$ 7,059,000	$ 7,019,000
Parts	3,009,000	2,766,000
Sub-total raw materials	10,068,000	9,785,000
Work-in-process	3,400,000	3,321,000
Finished goods	5,607,000	6,894,000

Total gross inventories	$ 19,075,000	$ 20,000,000

Inventory Reserves:
Core devaluation	$ (3,523,000)	$ (3,384,000)
Obsolescence	(3,222,000)	(3,298,000)
Valuation reserves	(511,000)	(608,000)
Total inventory reserves	$ (7,256,000)	$ (7,290,000)

Total net inventories	$ 11,819,000	$ 12,710,000

Note 4.

For reporting purposes, product and core returns are offset against gross sales in arriving at net sales.  Total returns for the three months ended July 3, 2005 were $1,702,000 compared to $1,899,000 at June 27, 2004.  Total returns for the six months ended July 3, 2005 were $3,649,000 compared to $3,285,000 at June 27, 2004.

Note 5.

In the second quarter of 2005, net sales to the Company's four largest customers accounted for approximately 72% of total net sales.  In the second quarter of 2004, net sales to the Company's four largest customers were approximately 75% of total net sales.

A reduction in the level of sales to or the loss of one or more of these customers would have a material adverse effect on the Company’s financial condition and results of operations.

Note 6.

Long-lived Assets - The Company reviews the carrying values of its long-lived assets and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable.  As of July 3, 2005 there has been no impairment of long lived-assets.

Note 7.

The income tax expense attributable to operations for the three and six months ended July 3, 2005 and June 27, 2004, differed from the amounts computed by applying the federal income tax rate of 34% principally as a result of tax benefits recognized related to the carry forward of net operating losses.

Note 8.

Debt - On August 10, 2004, the Company entered into a three-year secured revolving credit facility with PNC Bank, National Association, replacing the Congress Financial Corporation credit facility.  Maximum credit available under the new PNC facility is $14,000,000, including available letter of credit accommodations of $1,000,000.  The interest rate on the revolving debt facility is lender prime plus 0.25 % or LIBOR plus 2%, and for letters of credit, the rate is 3.25% per annum on the daily outstanding balance.

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

Note 8. (Continued)

At July 3, 2005, the balance outstanding on the Company’s revolver loan facility with PNC Bank, National Association was $7,384,000 and letter of credit accommodations were $40,000. Also at July 3, 2005, the balance outstanding on the Company’s commercial mortgage loan with Elk Horn Bank was $814,000. The total of the loan balances was $8,198,000, which compares to total loan balances at December 31, 2004 of $11,061,000 and letter of credit accommodations of $40,000.

At July 3, 2005, the Company was in compliance with the amended fixed charge coverage ratio covenant.

Note 9.

At March 28, 2004, the Company met job expansion incentives and the $250,000 City of Hope, Arkansas note was forgiven. The forgiveness of the debt was taken into non-operating income.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

      CONDITION AND RESULTS OF OPERATIONS

Management Overview

Second quarter 2005 net sales of $5,995,000 were $871,000, or 17.0%, higher than the same period in 2004 reflecting stronger sales of constant velocity axles, heavy duty and agricultural products, and air conditioning products.  Cost of products sold for the quarter was higher than 2004 by $1,073,000, as a result of significantly higher sales, product mix and increased costs of raw materials.  Selling, distribution and administrative expenses for the quarter were lower than the second quarter 2004 by $106,000, or 15.7%, primarily due to lower administrative salaries and elimination of costs associated with the Beech Creek, Pennsylvania facility that was sold in June of last year. Operating income for the quarter was $383,000 versus $479,000 in second quarter 2004, a decrease of $96,000, or 20.0%.

Interest expense for the quarter was $5,000 less compared to 2004, reflecting a lower revolver balance, partially offset by higher interest rates.

First six months 2005 net sales of $11,808,000 were $1,216,000, or 11.5%, higher than the same period in 2004 primarily reflecting stronger sales of constant velocity axles, heavy duty and agricultural products, and air conditioning products.  Cost of products sold for the first half was higher than 2004 by $1,452,000, as a result of significantly higher sales, product mix and increased costs of raw materials.  Selling, distribution and administrative expenses for the half were lower than 2004 by $214,000, or 15.8%, primarily due to lower administrative salaries and elimination of costs associated with the Beech Creek, Pennsylvania facility that was sold in June of last year. Operating income for the first half was $688,000 versus $710,000 in first half 2004, a decrease of $22,000, or 3.1%.

Interest cost for the quarter was up $22,000 over 2004, reflecting higher interest rates. On March 18, 2005, the Company entered into an amendment to the Credit, Loan and Security Agreement with PNC Bank. The amendment set forth the terms for temporary modification of the revolving interest rate from 0.25% to 1.25% above bank prime through April 12, 2005; the terms for temporary over-formula advances resulting from a change in the Lender’s interpreting the formula for calculating Eligible Receivables; the definition of collateral monitoring fees; and the redefinition of the fixed charge coverage ratio covenant from a quarterly basis to a rolling twelve month basis.  Interest rates have subsequently returned to the level originally specified in the Loan Agreement, 0.25% above bank prime (6.25%).

Non-operating income for the first half was $86,000 versus $256,000 in the same period of 2004, a $170,000 decrease. At the end of the first quarter of 2004, the Company met job expansion incentives and the $250,000 City of Hope, Arkansas note was forgiven. In 2005, the company earned $78,000 in rebates from the State of Arkansas for meeting job expansion incentives.  Net income for the first half was $416,000 versus $657,000 in 2004. The $241,000 decline in net income primarily reflects the recognition of the $250,000 loan forgiveness in the prior year’s net income.  On a comparable basis, net income for the first half of 2005 was $69,000 lower compared to the same period in 2004.

RESULTS OF OPERATIONS

Three months ended July 3, 2005 compared to three months ended June 27, 2004

Net sales for the quarter ending July 3, 2005 were $5,995,000 versus net sales of $5,124,000 for the same fiscal quarter in 2004.  The $871,000, or 17.0%, the increase in net sales compared to 2004 reflected stronger sales of constant velocity axles, heavy duty, agricultural, and air conditioning products.  Total product and core returns, which are accounted for as reductions to gross sales, were 21.7% and 26.6% of gross sales for the second quarter of 2005 and 2004, respectively. Product and core returns are accounted for on an accrual basis driven by gross sales, consequently the lower percentage for the second quarter of 2005 reflects the impact of the lower carburetor sales.

Carburetor net sales were 42.3% and 50.4% of total net sales, respectively, for the second quarter of 2005 and 2004. Even though new vehicles sold are no longer equipped with carburetors in the United States and Canada, the Company continues to sell replacement units for older vehicles, which predominantly use carburetors.  The Company expects that the trend in carburetor sales will decline in future periods.  In addition, carburetor margins may be negatively impacted in the future as customers accelerate product returns during periods of declining demand.

Cost of products sold was $5,044,000, or 84.1%, of net sales for 2005 as compared to $3,971,000, or 77.5%, for the second quarter of 2004.  The $1,073,000, increase versus 2004 is primarily due to significantly higher sales, product mix, and increased cost of raw materials.  The product mix in the second quarter of 2005 included a larger percentage of new products that have a higher cost of raw materials as compared to remanufactured products.  Prices also increased in 2005 for purchased materials that are petroleum based.

Selling, distribution and administrative expenses for the second quarter 2005 were $568,000 compared to $674,000 in second quarter of 2004. The spending decrease of $106,000 primarily reflects the elimination of residual operating costs recorded in administrative overhead last year for the idle Pennsylvania facility (taxes, insurance and utilities), sold in June of 2004.  Administrative salaries and associated fringe costs were also lower than last year.

Operating income for the quarter was $383,000, compared to $479,000 for the second quarter of 2004.  The operating income decrease versus 2004 is attributed to higher cost of products sold as described above.

Interest expense of $150,000 for the quarter was $5,000 less than 2004, reflecting a lower revolver balance this year.  This was partially offset by higher interest rates.  The revolving interest rate is 0.25% above bank prime.  The commercial property loan rate is New York prime plus 2% adjusted quarterly.

Non-operating income for the quarter was $42,000 versus $3,000 in the same period of 2004. The $39,000 increase reflects rebates the company earned for meeting job expansion incentives.

Net income was $256,000 for the second quarter versus $322,000 for 2004.  The $66,000, or 20.5%, decline resulted from higher cost of products sold.

Six months ended July 3, 2005 compared to six months ended July 27, 2004

Net sales for the six months ending July 3, 2005 were $11,808,000 versus net sales of $10,592,000 for the same fiscal period in 2004.  The $1,216,000, or 11.5%, increase in net sales compared to 2004 reflected stronger sales of constant velocity axles, heavy duty, agricultural, and air conditioning products.  Carburetor sales in the first half of 2005 were also moderately higher than the same period of 2004.  Total product and core returns, which are accounted for as reductions to gross sales, were 23.2% and 23.3% of gross sales for the first quarter of 2005 and 2004, respectively. Product and core returns are accounted for on an accrual basis driven by gross sales.

Carburetor net sales were 45.1% and 47.4% of total net sales, respectively, for the first half of 2005 and 2004. Even though new vehicles sold are no longer equipped with carburetors in the United States and Canada, the Company continues to sell replacement units for older vehicles, which predominantly use carburetors.  The Company expects that the market for carburetors will decline in future periods.  In addition, carburetor margins may be negatively impacted in the future as customers accelerate product returns during periods of declining demand.

Cost of products sold was $9,980,000, or 84.5%, of net sales for 2005 as compared to $8,528,000, or 80.5%, for the first half of 2004.  The $1,452,000, increase versus 2004 is primarily due to significantly higher sales, product mix and increased costs of raw materials.  Prices increased in 2005 for purchased materials that are petroleum based.

Selling, distribution and administrative expenses year-to-date in 2005 were $1,140,000 compared to $1,354,000 in the same period of 2004. The spending decrease of $214,000 primarily reflects the elimination of residual operating costs recorded in administrative overhead last year for the idle Pennsylvania facility (taxes, insurance and utilities), sold in June of 2004.  Administrative salaries and associated fringe costs were also lower than last year.

Operating income for the first half was $688,000, compared to $710,000 for the first half of 2004.  The operating income decrease versus 2004 is attributed to higher cost of products sold.

Interest expense of $322,000 for the six months was up $22,000 over 2004, reflecting higher interest rates. On March 18, 2005, the Company entered into an amendment to the Credit, Loan and Security Agreement with PNC Bank. The amendment set forth the terms for temporary modification of the revolving interest rate from 0.25% to 1.25% above bank prime through April 12, 2005; the terms for temporary over-formula advances resulting from a change in the Lender’s interpreting the formula for calculating Eligible Receivables; the definition of collateral monitoring fees; and the redefinition of the fixed charge coverage ratio covenant from a quarterly basis to a rolling twelve month basis.  Interest rates have subsequently returned to the level originally specified in the Loan Agreement.  Bank prime (6.25% on July 3, 2004) is significantly higher compared to 2004 (4.00% on June 27, 2004).

Non-operating income for the period was $86,000 versus $256,000 recorded in 2004, a $170,000 decrease. At the end of the first quarter of 2004, the Company met job expansion incentives and the $250,000 City of Hope, Arkansas note was forgiven. In 2005, the company earned $78,000 in rebates from the State of Arkansas for meeting job expansion incentives.

Net income was $416,000 for the first six months versus $657,000 for 2004.  The $241,000, or 36.7% decline, primarily reflects the recognition of the $250,000 loan forgiveness in last year’s net income.

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

Deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.  At July 3, 2005, the Company’s deferred tax asset consisted principally of net inventory reserves and net operating loss carryforwards.  The Company’s deferred tax asset has been reduced by a valuation allowance to the extent such benefits are not expected to be fully utilized.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Overview

On March 18, 2005, the Company entered into an amendment to the Credit, Loan and Security Agreement. Amendment No. 1 set forth the terms for temporary modification of the revolving interest rate from 0.25% to 1.25% above bank prime through April 12, 2005; the terms for temporary over-formula advances resulting from a change in the Lender’s interpreting the formula for calculating Eligible Receivables; the definition of collateral monitoring fees; and the redefinition of the fixed charge coverage ratio covenant from a quarterly basis to a rolling twelve month basis. The Company has met all of the thresholds and terms of Amendment No.1 and returned to positive borrowing availability prior to the April 12, 2005 date specified in the Amendment. Interest rates have subsequently returned to the original level specified in the Loan Agreement, 0.25% above bank prime (6.25%).

At July 3, 2005, the Company was in compliance with the amended fixed charge coverage ratio covenant.

Management believes that the Company will be able to finance its working capital needs in the current year and the foreseeable future through the use of borrowings and cash flows generated from operations.

Working Capital

Net working capital at July 3, 2005 was $8,673,000 compared to $10,994,000 at December 31, 2004. The reduction of $2,321,000 primarily reflects lower net inventories and higher trade accounts payable.

Compared to the June 27, 2004 net working capital balance of $6,370,000, the increase of $2,303,000 reflects significant increases in trade accounts receivable and lower maturities of long term debt.

Net trade accounts receivable at July 3, 2005 were $10,267,000, a decrease of $143,000 versus the year-end 2004 balance of $10,410,000.  The decrease in the Company's accounts receivable balances at quarter-end versus the year-end primarily reflects an increase in reserve for bad debt.

When compared to the June 27, 2004 trade receivables balance of $8,439,000, the quarter-end balance is $1,828,000 higher reflecting the increased sales in the second quarter of 2005.

Net inventories of $11,819,000 at July 3, 2005 were $891,000 lower as compared to the year-end 2004 balance of $12,710,000.  The decrease in net inventory primarily reflects a $1,287,000 decrease in finished goods. Although raw core, work-in-process and parts inventories decreased in the second quarter, the balances were up slightly compared to year-end 2004. The change in inventory levels is due to a concerted effort to reduce on-hand balances.

Compared to the June 27, 2004 balance of $12,604,000, inventories are $785,000 lower for the same reason.

Accounts payable at July 3, 2005 were $8,881,000 compared to a balance at year-end 2004 of $8,001,000. The $880,000 increase in accounts payable is due to the higher net trade accounts payable which have resulted from increased raw materials spending in the past period.

Compared to the June 27, 2004 balance of $8,751,000, accounts payable have increased $130,000 for the same reason.

Accrued expenses of $4,988,000 were up $155,000 from the fiscal year-end 2004 balance of $4,833,000, principally reflecting increased reserves for customer returns based upon higher sales during the first half.

Compared to the June 27, 2004 balance of $4,758,000, accrued expenses are higher by $230,000 for the same reason mentioned above.

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

On March 18, 2005, the Company entered into an amendment to the Credit, Loan and Security Agreement dated August 10, 2004 with PNC Bank, National Association. Amendment No. 1 set forth the terms for temporary modification of the revolving interest rate from 0.25% to 1.25% above bank prime through April 12, 2005; the terms for temporary over-formula advances resulting from a change in the Lender’s interpreting the formula for calculating Eligible Receivables, the definition of collateral monitoring fees and the redefinition of the fixed charge coverage ratio covenant from a quarterly basis to a rolling twelve month basis. Interest rates have subsequently returned to the original level specified in the Loan Agreement, 0.25% above bank prime (6.25%).

At July 3, 2005, the balance outstanding on the Company’s revolver loan facility with PNC Bank, National Association was $7,384,000 and letter of credit accommodations were $40,000. Also at July 3, 2005, the balance outstanding on the Company’s commercial mortgage loan with Elk Horn Bank was $814,000. The total of the loan balances was $8,198,000, which compares to total loan balances at December 31, 2004 of $11,061,000 and letter of credit accommodations of $40,000.

At July 3, 2005, the Company was in compliance with the amended fixed charge coverage ratio covenant.

SEASONALITY

The Company's business is slightly seasonal in nature, primarily as a result of the impact of weather conditions and the agricultural cycle on the demand for certain automotive and agricultural replacement parts.  Historically, the Company's sales and profits are generally the highest in the first half of the year trending down through the summer months.

FUTURE OUTLOOK

The additional revenue from the sales of air conditioning products has partially mitigated the declining carburetor product line sales during the past three years. Management is pursuing other new products and additional markets for existing products. This includes internal new product development as well as acquisition opportunities.

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

The Company’s six largest customers accounted for a total of 84% of the Company’s net sales in the six months ending July 3, 2005, with the four largest customers aggregating 72% of the total. For the same period in 2004, the Company’s six largest customers accounted for a total of 82% of the Company’s net sales, with the four largest customers comprising 75% of the total. A significant reduction in the level of net sales or the loss of a large customer could have a materially adverse impact on the Company’s financial condition and results of operations.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has credit facilities that bear interest at various rates based on the bank prime rate. Interest on $8,198,000, or 81.0%, of the Company's debt was variable based on the lender’s prime rate. Consequently, a general increase of 1% in the lender’s prime rate would result in additional interest cost of approximately $81,980 if the same debt level and structure were to be maintained.

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

CHAMPION PARTS, INC.

(Registrant)

 Date:   August 17, 2005                                 By:    /s/ Jerry A. Bragiel

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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated: August 17, 2005	/s/ Jerry A. Bragiel
Jerry A. Bragiel President, Chief Executive Officer and Acting Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PERSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2003

In connection with the Quarterly Report of Champion Parts, Inc., (the “Company”) on Form 10-Q for the quarter ended July 3, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Jerry A. Bragiel, President, Chief Executive Officer and Acting Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003, that to my knowledge:

(1)   The Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

(2)   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

August 17, 2005	/s/ Jerry A. Bragiel Jerry A. Bragiel President, Chief Executive Officer and Acting Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to Champion Parts, Inc. and will be retained by Champion Parts, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.