Form 10-K
period 2005-12-31
CHAMPION PARTS INC
filed 2006-04-18
CIK 19161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

                                                         (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act from their obligations under those Sections.  Yes [  ]   No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]    No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer  [  ]

Accelerated filer  [  ]

Non-accelerated filer  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [  ]   No[X]

As of June 30, 2005, 3,655,266 Common Shares were outstanding and the aggregate market value of the Common Shares held by non-affiliates of the Registrant, based on the closing price, was $3,362,845 as of June 30, 2005.  For information as to persons considered to be affiliates for purposes of this calculation, see "Item 5, Market for the Company's Common Shares and Related Shareholder Matters".

Champion Parts, Inc.

Form 10-K

Cross Reference Index

PART IV
	Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	29
		Signature Page	31
		Officer Certifications (Sarbanes - Oxley) – Exhibits 31 & 32	32-33

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

During the fiscal years ended December 31, 2005, 2004 and 2003, the Company's net sales of parts for automobiles (including light duty trucks) accounted for 80%, 86% and 83%, respectively, of the Company's total net sales; while sales of parts for heavy duty trucks, farm equipment and marine applications accounted for 20%, 14% and 17%, respectively, of total net sales.

The Company's largest product line is remanufactured carburetors, which accounted for 45% of 2005 net sales compared to 55% in 2004. The Company's main distribution channel is through large retailers who accounted for 90% of net carburetor sales in 2005 and 87% in 2004.  The balance of the carburetor sales was to original equipment aftermarket customers and traditional warehouse distributors.

Marketing and Distribution

The Company's products are marketed throughout the continental United States and, in a limited way, in Canada and other countries.  The Company sells carburetors to aftermarket retail chains that distribute products through their stores. In addition, the Company sells its products for resale through their dealers. The Company also sells carburetors, air conditioning compressors, electrical and mechanical products to automotive and marine warehouse distributors, which in turn sell to jobber stores and through them to service stations, automobile and marine repair shops and individual motorists.

Of the Company's net sales in the year ended December 31, 2005, approximately 42% were to retailers; approximately 30% were to manufacturers of automobiles, trucks and farm equipment and heavy duty fleet specialists; and approximately 28% were to automotive warehouse distributors, marine distributors and other customers.

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

During the fiscal year ended December 31, 2005, the four largest customers of the Company accounted for approximately 72% of net sales (Advance Auto, AutoZone, Honda America and John Deere).  In 2004, the same customers of the Company accounted for approximately 74% of net sales, and in 2003, they accounted for approximately 77% of net sales.  No other customers accounted for more than 10% of net sales in any of the three years.

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

The price of a finished product is usually comprised of a separately invoiced amount for the core included in the product ("core value") and an amount for remanufacturing.  Upon receipt of a core return, credit is given to the customer for the then current core value of the part returned.  The Company limits core returns to units included in its sales catalogs and in rebuildable condition, and credit for cores is allowed only against purchases by the customer of similar remanufactured products within a specified time period.  The dollar volume of the core sales further limits a customer's total allowable credit for core trade-ins.  The Company also permits warranty and stock adjustment returns (generally referred to as "product returns") pursuant to established policies.  The Company's product return policies are consistent with industry practice, whereby remanufacturers accept product returns from current customers regardless of whether the remanufacturer actually sold the product.  The Company has no obligation to accept product returns from customers that no longer purchase units from the Company.

Patents, Trademarks, Etc.

The Company has no material patents, trademarks, licenses, franchises or concessions.

Backlog

The Company did not have a significant order backlog at December 31, 2005 and 2004.

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

The Company competes in a number of ways, including price, quality, product performance, prompt order fill, service and warranty policy.  The Company believes its technical expertise in product lines it sells has been an important factor in enabling the Company to compete effectively.

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

Employees

As of December 31, 2005, the Company employed 328 people including the corporate headquarters, plant and warehouse facilities.

There are no collective bargaining agreements in place at any of the Company’s present facilities. The Company considers its employee relations to be satisfactory.

Risk Factors

We may selectively pursue strategic opportunities like acquisitions or joint ventures, but we may not be able to successfully do so or realize the intended benefits of such transactions.

We continually evaluate potential acquisitions and joint ventures. There can be no assurance that suitable acquisition candidates may be identified and acquired in the future, that the financing or necessary consents for any such acquisitions will be available on satisfactory terms or that we will be able to accomplish our strategic objectives in making any such acquisition. We will encounter various risks if we acquire other companies, including the possible inability to integrate successfully an acquired business into our operations and unanticipated problems or liabilities, whether or not known at the time of acquisition. We could incur additional indebtedness in connection with our acquisition strategy and increase our leverage.

Our pension plans are currently underfunded/have been historically underfunded and we may have to make cash payments to the plans, reducing the cash available for liquidity.

We sponsor defined benefit pension plans covering certain active and retired employees in the United States under collective bargaining agreements [that are underfunded/have been historically underfunded] and may require future cash payments. Additionally, if the performance of the assets in our pension plans does not meet our expectations, or if other actuarial assumptions are modified, our required contributions may be higher than we expect. If our cash flow from operations is insufficient to fund our pension liability, we may be forced to reduce or delay capital expenditures, seek additional capital or seek to restructure or refinance our indebtedness.

During 2005, we made contributions, including employee contributions and benefit payments made directly by the Company, of $417,000 to the defined benefit plans. The underfunded status at 12/31/05 was $3,257,000. Our pension expense was $245,000 and $222,000 for 2005 and 2004, respectively. For 2006 we expect pension expense to be $767,000.

We are dependent on certain key customers, and the loss of one or more customers could have a material adverse effect on our business.

A substantial portion of our business results from sales to key customers. In 2005, our four largest customers in aggregate accounted for 72% of net sales.  If one or several of these key customers were to reduce their orders substantially or terminate purchases, we would suffer a decline in revenue and profits, and those declines could be material and adverse.

We are highly dependent on certain key personnel.

We are highly dependent on the services of Jerry A. Bragiel, our Chief Executive Officer and acting Chief Financial Officer.  Were we to lose the services of Mr. Bragiel, we would face a significant risk of declining revenue and/or operating income.

Our debt agreements contain restrictions that limit our flexibility in operating our business.

Our credit facility and other debt agreements contain a number of significant covenants that, among other things, restrict our ability to:

•

incur additional indebtedness or issue redeemable preferred stock;

•

pay dividends and repurchase our capital stock;

•

make certain investments;

•

transfer or sell assets;

•

incur liens;

•

engage in mergers; and

•

make capital expenditures.

In addition, under the credit facility, we are required to satisfy specified financial tests. Our ability to comply with those provisions may be affected by events beyond our control, and we may not be able to meet those tests.

Increasing costs for or reduced availability of components and raw materials may adversely affect our profitability.

The principal raw materials we purchase include cores, components and other raw materials. Raw materials comprise a large component of our costs, representing approximately 26% of our total costs during the year ended December 31, 2005. A significant increase in the price of these items could materially increase our operating costs and materially and adversely affect our profit margins. For example, we have experienced significant price increases in raw material as a result of petroleum prices and limited competition for specialized components.  It is generally difficult to pass through these increased costs to our customers in the form of price increases.

We could be adversely affected if we are unable to continue to compete successfully in the highly competitive automotive parts industry.

The automotive parts industry is highly competitive. We face numerous competitors in each of the product lines we serve. In general, there are three or more significant competitors for most of the products offered by our company and numerous smaller competitors. We also face increased competition for certain of our products from suppliers producing in lower-cost countries such as Mexico. We may not be able to continue to compete favorably and increased competition in our markets may have a material adverse effect on our business.

We may incur material losses and costs as a result of product liability and warranty and recall claims that may be brought against us.

We may be exposed to product liability and warranty claims in the event that our products actually or allegedly fail to perform as expected or the use of our products results, or is alleged to result, in bodily injury and/or property damage. Accordingly, we could experience material warranty or product liability losses in the future and incur significant costs to defend these claims.

In addition, if any of our products are, or are alleged to be, defective, we may be required to participate in a recall of that product if the defect or the alleged defect relates to automotive safety. Our costs associated with providing product warranties could be material. Product liability, warranty, and recall costs may have a material adverse effect on our business, results of operations, and financial condition.

We are subject to a broad range of environmental, health, and safety laws and regulations, which could adversely affect our business and results of operations.

We are subject to a broad range of federal, state, and local environmental and occupational safety and health laws and regulations, including those governing emissions to air, discharges to water, noise and odor emissions; the generation, handling, storage, transportation, treatment, and disposal of waste materials; the cleanup of contaminated properties; and human health and safety. We may incur substantial costs associated with hazardous substance contamination or exposure, including cleanup costs, fines, and civil or criminal sanctions, third party property or natural resource damage, or personal injury claims, or costs to upgrade or replace existing equipment, as a result of violations of or liabilities under environmental laws or non-compliance with environmental permits required at our locations. In addition, many of our current and former facilities are located on properties with long histories of industrial or commercial operations and some of these properties have been subject to certain environmental investigations and remediation activities.

Because some environmental laws (such as the Comprehensive Environmental Response, Compensation and Liability Act) can impose liability for the entire cost of cleanup upon any of the current or former owners or operators, retroactively and regardless of fault, we could become liable for investigating or remediating contamination at these or other properties (including offsite locations). We may not always be in complete compliance with all applicable requirements of environmental law or regulation, and we may incur material costs or liabilities in connection with such requirements. In addition, new environmental requirements or changes to existing requirements, or in their enforcement, could have a material adverse effect on our business, results of operations, and financial condition. We have made and will continue to make expenditures to comply with environmental requirements. While our costs to defend and settle claims arising under environmental laws in the past have not  been material, such costs may be material in the future. For more information about our environmental compliance and potential environmental liabilities, see ``Item 1. Business - Environmental Matters.''

We are dependent on a mature product line whose volume continues to shrink.

Approximately 45% of our net sales for the 2005 fiscal year involves the sale of remanufactured carburetors.  Sales have and will  continue to decline for two reasons. First, the availability of acceptable carburetor cores continues to shrink due to age or damage to used carburetors. Secondly, the number of vehicles using carburetors continues to decline since the last domestic carbureted production vehicle was manufactured in 1988. Management is pursuing other new products and new markets for existing products; however, there is no assurance that new product lines or new markets will offset the continual carburetor sales erosion.

The success of our business also requires that we retain other qualified management personnel.

Our success is also dependent upon our ability to hire and retain additional qualified management, marketing, technical, financial and other personnel, including a chief financial officer. Competition for qualified personnel is intense, and there can be no assurance that we will be able to hire or retain additional qualified personnel. Any inability to attract and retain qualified management and other personnel would have a material adverse effect on us.

Directors and officers indemnification.

Our by-laws require us to indemnify any of our directors, officers, employees or agents to the full extent permitted by Illinois law. This may reduce the likelihood of shareholders instituting derivative litigation against directors and officers and may discourage or deter shareholders from suing our directors, officers, employees and agents for breaches of their duty of care, even though such an action, if successful, might otherwise benefit us and our shareholders .

The price of our common shares has been, and may continue to be, volatile.

The market price of our common shares has fluctuated, and it is likely that the price of our common shares will fluctuate in the future. Since January 1, 2004, the sale price for our common shares, as reported by OTC Market Report published by the National Quotations Bureau, has fluctuated from a low of $0.85 to a high of $1.40 per share. The market price of our common shares could be impacted by a variety of factors, including:

•

matters related to our financial condition;

•

litigation affecting us or our products; and

•

general market conditions in our industry.

In addition, the stock market continues to experience price and volume fluctuations. These broad market fluctuations may negatively affect the market price of our common stock.

We have the discretion to issue additional shares of preferred shares with rights and preferences superior to those granted to holders of our common shares.

Our Certificate of Incorporation authorizes our board of directors to issue up to _________ shares of preferred shares, from time to time, in one or more series. Our board of directors is authorized, without further approval of our shareholders, to fix the dividend rights and terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences, and any other rights, preferences, privileges and restrictions applicable to each new series of preferred shares. The issuance of such shares could adversely affect the voting power of the holders of common shares and, under certain circumstances, make it more difficult for a third party to gain control of us, discourage bids for our common stock at a premium, or otherwise adversely affect the market price of our common shares.

Item 2.      Properties

The Company's corporate headquarters occupies office space at the Hope Division facility, 2005 West Avenue B, Hope, Arkansas.  This facility houses the Company's corporate office functions, including executive, administration, finance and data processing. This facility is subject to a mortgage securing a loan of $900,000. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Debt.”

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

The Company retained a qualified environmental consultant to prepare a site investigation plan.  In June of 1992, PADEP approved the investigation plan.  The plan, which included extensive soil testing and groundwater monitoring, was completed in 1995.

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

In June 2004, the Company entered into a consent order agreement with PADEP and the purchaser of the Beech Creek property, whereby the Company agreed to the remediation of the property under Pennsylvania’s Act 2 Program. A $200,000 escrow account was established at the closing of the sale of the property to cover cost of remediation.

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

While it is not possible to predict the course these cases may take in the future, only one case remains open, less than four percent of the cases that were filed.

Summary

From time to time, the Company may be named in lawsuits during the normal course of its business. Management intends to vigorously defend any lawsuits that may arise.  In the opinion of Management, the environmental legal matters now pending will not have a material adverse effect on the consolidated financial position of the Company.

The Company has available established reserves of $100,000, as of December 31, 2005, for potential environmental and other legal liabilities that it believes to be adequate.   However, there can be no assurance that the reserves will be adequate to cover actual costs incurred or that the Company will not incur additional environmental or other legal liabilities in the future.

Item 4.      Submission of Matters to a Vote of Shareholders

None

PART II

Item 5.      Market for the Registrant's Common Stock and Related Shareholder Matters

The Company's Common Shares are traded over the counter on the NASD Electronic Bulletin Board under the symbol "CREB.OB".  As of December 31, 2005, there were 617 holders of record of the Company's Common Shares.  This number does not include beneficial owners of Common Shares whose shares are held in the name of banks, brokers, nominees or other fiduciaries.

The information appearing in the following table on the range of high and low trade prices for the Company's Common Shares was obtained from NASDAQ quotations provided in the OTC Market Report published by the National Quotation Bureau. Such high and low bids reflect interdealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

	Year Ended		Year Ended
	December 31, 2005		December 31, 2004
	Low	High	Low	High
	Bid ($)	Bid ($)	Bid ($)	Bid ($)
1st Quarter	1.00	1.27	1.06	1.30
2nd Quarter	0.85	1.20	0.95	1.20
3rd Quarter	0.87	1.07	1.10	1.40
4th Quarter	0.72	1.00	1.10	1.30

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

Item 6.      Selected Financial Data

	2005	2004	2003	2002	2001
Income Summary:
Net Sales	$21,651,000	$19,998,000	$24,038,000	$24,790,000	$21,936,000
Costs and Expenses:
Operating costs and other, net (Note 1)	20,950,000	18,522,000	22,403,000	23,889,000	21,428,000
Gain on disposal of assets (Note 2)	-0-	-0-	-0-	-0-	-0-
Gain on sale of investment	-0-	-0-	-0-	-0-	-0-
Interest - net	582,000	606,000	468,000	529,000	491,000
Total costs and expenses	21,532,000	19,128,000	22,871,000	24,418,000	21,919,000

Net Income before income taxes	119,000	870,000	1,167,000	372,000	17,000

Income taxes	82,000	155,000	37,000	5,000	10,000

Net Income	$ 37,000	$ 715,000	$1,130,000	$ 367,000	$ 7,000
Average Common Shares Outstanding Outstanding and Share Equivalents:
Basic	3,655,266	3,655,266	3,655,266	3,655,266	3,655,266
Diluted	3,736,060	3,756,452	3,704,465	3,655,266	3,671,497
Basic Earnings per Common Share:
Net Income per Common Share	$ 0.01	$ 0.20	$ 0.31	$ 0.10	$ 0.00
Diluted Earnings per Common Share:
Net Income per Common Share	$ 0.01	$ 0.19	$ 0.31	$ 0.10	$ 0.00
At Year-End:
Total Assets	$ 23,560,000	$ 27,071,000	$ 25,641,000	$ 24,380,000	$ 23,980,000
Debt Obligations (Note 3)	$ 8,878,000	$ 12,990,000	$ 12,234,000	$ 10,770,000	$ 11,400,000

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

Item 7.      Management's Discussion and Analysis of Financial

                 Condition and Results of Operations

Management Overview

Net sales for 2005 of $21,651,000 were 8.3% higher than 2004 reflecting stronger sales of constant velocity axles, heavy duty and agricultural products, and air conditioning products. Costs of products sold in 2005 were also higher versus last year by $2,037,000, or 12.3%, more than proportional with the net sales increase. Operating expenses were $79,000, or 3.4%, higher than the 2004 level. The increase was less than the percentage increase in sales. Operating income was $589,000, a $463,000 decline versus $1,052,000 from 2004, primarily as a result of the increased cost of products sold. Interest expense for the year decreased $24,000 over 2004, as a result of a lower revolver balance. The Company’s net income for 2005 was $37,000, a decrease of $678,000, compared to $715,000 reported in 2004.  The decline in net income principally reflects the higher costs of products sold. Partially mitigating these increased costs were lower administrative expenses.

On August 10, 2004, the Company entered into a three-year credit facility with PNC Bank, National Association, replacing the Congress Financial Corporation credit facility.  Maximum credit available under the new PNC facility is $14,000,000, including available letter of credit accommodations of $1,000,000.  The interest rate on the revolving debt facility was lender prime plus 1/4 % or LIBOR plus 2%, and for letters of credit, the rate is 3.25% per annum on the daily outstanding balance. On March 18, 2005, the Company entered into an amendment to the Credit, Loan and Security Agreement. The amendment set forth the terms for temporary modification of the revolving interest rate to 1.25% above bank prime through April 12, 2005; the terms for temporary over-formula advances resulting from a change in the Lender’s interpretation of the formula for calculating eligible receivables; added a definition of collateral monitoring fees; and redefined the fixed charge coverage ratio covenant from a quarterly basis to a rolling twelve month basis.

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

Results of Operations

2005 Compared to 2004

Net sales for the year ending December 31, 2005 were $21,651,000 versus net sales of $19,998,000 in 2004. The $1,653,000, or 8.3%, increase in net sales reflects stronger sales of constant velocity axles, heavy duty and agricultural products, and air conditioning products. Partially offsetting these increases were lower sales of carburetors. Total product and core returns, which are accounted for as reductions to gross sales, were 27.0% and 23.7% of gross sales for 2005 and 2004, respectively. The higher percentage for the year of 2005 reflects the impact of product return credits issued declining less than the decreased in gross sales of carburetors.

Carburetor net sales were 45.2% and 54.6% of total net sales, respectively, for the year of 2005 and 2004, respectively. Even though new vehicles sold in the United States and Canada are no longer equipped with carburetors, the Company continues to sell replacement units for older vehicles that predominantly use carburetors. Carburetor net sales declined moderately in 2005. The Company expects that the trend in carburetor sales will continue to be a steady decline in future periods. In addition, margins on carburetors may be negatively impacted in the future as customers accelerate product returns during periods of declining demand.

Cost of products sold were $18,625,000, or 86%, of net sales for 2005 as compared to $16,588,000, or 83%, for 2004.  The $2,037,000, or 12.3% increase over 2004 is partially attributed to the net sales increase. Costs of products sold were also impacted by significant increases in the price of materials.

Selling, distribution and administrative expenses for 2005 were $2,437,000 compared to $2,358,000 in 2004. Distribution spending was slightly higher than 2004 reflecting higher sales. Overall Operating expenses were proportionately lower compared to the increase in sales.

Operating income for the year was $589,000 compared to $1,052,000 in 2004, a $463,000, or 44.0% decline.  The operating income decline is attributed to significantly higher material costs.

Interest expense of $582,000 for the year was lower by $24,000 compared to 2004, reflecting a lower revolver balance. This decrease was partially offset by  higher interest rates.

Non-operating income was $113,000 compared to $424,000 in 2004 Two non-reoccurring items in 2004 accounted for the difference. The Company met job expansion incentives under the City of Hope, Arkansas note agreement, whereby the city forgave the $250,000 note. During 2004, the Company also received $151,000 in rebates from the State of Arkansas for meeting job expansion incentives under the State’s create rebate program.

Net income was $37,000 versus $715,000 in 2004, a decrease of $678,000.  As discussed earlier, significantly higher costs of products sold accounted for a part of the decrease in net income over 2004.

2004 Compared to 2003

Net sales for the year ending December 31, 2004 were $19,998,000 versus net sales of $24,038,000 in 2003.  The $4,040,000, or 16.8%, decrease in net sales reflected the continued market decline of carburetor net sales, lower seasonal demand for air conditioning products, and a large air conditioning customer losing one of it’s primary customers.  Partially offsetting these declines were slightly higher sales in the traditional markets of heavy duty and agricultural product lines. Total product and core returns, which are accounted for as reductions to gross sales, were 23.7% and 20.3% of gross sales for 2004 and 2003, respectively. The higher percentage for 2004 reflects the impact of product return credits issued declining less than the decrease in gross sales.

Carburetor net sales were 54.6% and 46.5% of total net sales, respectively, for the year of 2004 and 2003, respectively. Even though new vehicles sold in the United States and Canada are no longer equipped with carburetors, the Company continues to sell replacement units for older vehicles that predominantly use carburetors.  Although carburetor net sales represented a larger share of the total net sales for the year, carburetor net sales declined slightly in 2004 compared to 2003. The Company expects that the trend in carburetor sales will continue to be a steady decline in future periods. In addition, carburetor margins may be negatively impacted in the future as customers accelerate product returns during periods of declining demand.

Cost of products sold were $16,588,000, or 82.9%, of net sales for 2004 as compared to $19,813,000, or 82.4%, for 2003.  The $3,225,000, or 16.3%, decrease over 2003 was primarily attributed to the net sales decrease.

Selling, distribution and administrative expenses for 2004 were $2,358,000 compared to $2,699,000 in 2003. Administrative spending was significantly lower than 2003 reflecting the reduction of operating costs (taxes and insurance) for the Pennsylvania facility that was sold on June 28, 2003, combined with lower professional fees and payroll processing costs.

Operating income for the year was $1,052,000 compared to $1,526,000 in 2003, a $474,000, or 31.1% decline.  The operating income decline was attributable to significantly lower net sales.

Interest expense of $606,000 for the year increased $138,000 over 2003, reflecting a two-percentage point interest rate increase that resulted from extending our expired loan facility until refinancing was completed on August 10, 2003, and higher revolver balances during the last quarter of 2004.

Non-operating income was $424,000 compared to $109,000 in 2003. At the end of the first quarter of 2004, the Company met job expansion incentives under the City of Hope, Arkansas note agreement, whereby the city forgave the $250,000 note. During 2004, the Company also received $151,000 in rebates from the State of Arkansas for meeting job expansion incentives under the State’s create rebate program. These two items more than accounted for the $315,000 increase in non-operating income over 2003.

Net income was $715,000 versus $1,130,000 in 2003, a decrease of $415,000, or 36.7%.  As discussed above, significantly lower net sales accounted for the decrease in net income over 2003. Partially mitigating this decrease was the increase in non-operating income reflecting the City of Hope note write-off and, State of Arkansas rebates and lower administrative expenses.

Liquidity and Capital Resources

Liquidity Overview

On August 10, 2004, the Company entered into a three-year credit facility with PNC Bank, National Association, replacing the Congress Financial Corporation credit facility.  Maximum credit available under the new PNC facility is $14,000,000, including available letter of credit accommodations of $1,000,000.  The interest rate on the revolving debt facility was lender prime plus 1/4 % or LIBOR plus 2%, and for letters of credit, the rate is 3.25% per annum on the daily outstanding balance. On March 18, 2005, the Company entered into an amendment to the Credit, Loan and Security Agreement. The amendment set forth the terms for temporary modification of the revolving interest rate to 1.25% above bank prime through April 12, 2005; the terms for temporary over-formula advances resulting from a change in the Lender’s interpretation of the formula for calculating eligible receivables; added a definition of collateral monitoring fees; and redefined the fixed charge coverage ratio covenant from a quarterly basis to a rolling twelve month basis.

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

Working Capital

Net working capital at December 31, 2005 was $6,997,000 compared to $10,994,000 at December 31, 2004. The current ratio at December 31, 2005 was 1.5 versus 1.8 at December 31, 2004.The decrease in working capital primarily reflects lower trade accounts receivables and a reduction in inventories.

Net trade accounts receivable at December 31, 2005 were $8,462,000, a decrease of $1,948,000 versus the year-end 2004 balance of $10,410,000.  The decrease in the Company's accounts receivable balance at year-end reflects improved collections.

Net inventories of $11,820,000 at December 31, 2005 were $890,000 lower compared to the year-end 2004 balance of $12,710,000.  The decrease in net inventory reflects decreases in finished goods and work-in-process balances. The change in inventory levels is due to a concerted effort to reduce on-hand inventory balances.

Accounts payable at December 31, 2005 were $7,803,000 compared to a balance at year-end 2004 of $8,001,000. The $198,000 decrease in accounts payable is primarily due to reductions in purchases.

Accrued expenses of $5,853,000 were $1,020,000 greater than the fiscal year-end 2004 balance of $4,833,000, principally reflecting customer return credit accruals.

Debt

On August 10, 2004, the Company entered into a commercial property loan on its Hope, Arkansas properties with Elk Horn Bank and Trust Company acting as lead bank for a group of five lending institutions.  The loan with Elk Horn is for $900,000, with seven-year amortization and an interest rate of New York prime plus 2% adjusted quarterly.

On March 18, 2005, the Company entered into an amendment to the Credit, Loan and Security Agreement dated August 10, 2004 with PNC Bank, National Association. The Amendment No. 1 set forth the terms for temporary modification of the revolving interest rate to 1.25% above bank prime, the terms for temporary over-formula advances resulting from a change in the Lender’s interpretation of the formula for calculating eligible receivables, added a definition of collateral monitoring fees and redefined of the fixed charge coverage ratio covenant from a quarterly basis to a rolling twelve month basis.

At December 31, 2005, the balance outstanding on the Company’s revolver loan facility with PNC Bank, National Association was $6,193,000 and letter of credit accommodations were $40,000. Also at December 31, 2005, the balance outstanding on the Company’s commercial mortgage loan with Elk Horn Bank was $762,000. The total of the loan balances was $6,955,000, which compares to a total loan balance at December 31, 2004 of $11,061,000 and letter of credit accommodations of $40,000. At December 31, 2005, the Company was in compliance with the amended fixed charge coverage ratio covenant.

Future Outlook

The additional revenue from the sales of air conditioning products has partially mitigated the declining carburetor product line sales during the past three years. Management is pursuing other new products and new markets for existing products. Management’s strategy includes internal new product development as well as acquisition opportunities.

The Company's cash flow generated from operations together with borrowings are expected to provide sufficient working capital to meet our needs over the next fiscal year and beyond.

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

The Company’s six largest customers accounted for a total of 83% of the Company’s net sales in the year ending December 31, 2005, with the four largest customers aggregating 72% of the total. For the same period in 2004, the Company’s six largest customers accounted for a total of 84% of the Company’s net sales, with the four largest customers comprising 74% of the total. The loss of a large customer could have a materially adverse impact on the Company’s financial condition and results of operations.

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

Contractual Obligations

The following table provides a summary of our contractual obligations at December 31, 2005.

Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt (1)	$ 8,769	$ 110	$ 8,769	$ -0-	$ -0-
Operating leases (2)	995	269	726	-0-	-0-
Pension plan funding (3)	126	126	-0-	-0-	-0-
Total	$ 14,063	$ 457	$ 12,760	$ -0-	$ -0-

Notes to Contractual Obligations:

 (1)  The nature of our long-term debt obligations is described more fully in “Note 3 of the Consolidated Financial Statements.”

 (2)   The operating lease obligations are attributable to the leasing of facilities and equipment.

 (3)   The pension plan funding was determined by the Company's actuary using the expected return on plan assets, the relative weighting of the plan assets, and the historical performance of the plan assets and other economic indicators of future performance.  Based on the uncertainty of the economic indicators, future period obligations have not been estimated at this time.

Off Balance Sheet Transactions

As part of its ongoing business, the Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPE's"), or SPE's which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As of December 31, 2005, the Company is not involved in any unconsolidated SPE transactions.

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

Deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.  At December 31, 2005, the Company’s deferred tax asset consisted principally of net inventory reserves and net operating loss carryforwards.  The Company’s deferred tax asset has been reduced by a valuation allowance to the extent such benefits are not expected to be fully utilized.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123, as revised, requires recognition of the cost of employee services provided in exchange for stock options and similar equity instruments based on the fair value of the instrument at the date of grant. Statement 123, as originally issued, is effective until the provisions of Statement 123(R) are fully adopted. Statement 123(R) is effective beginning in the first quarter of its fiscal 2006.  The Company will adopt this guidance as of January 1, 2006 and begin recognizing compensation expense related to stock options should any be issued.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs (“SFAS No. 151”).  SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect the adoption of the statement to have a material effect on its financial statements.

Item 7a.      Quantitative and Qualitative Disclosures about Market Risk

The Company has a credit facility, which bears interest at various rates that are based on the bank prime rate.  Interest on $6,955,000, or 78.3%, of the Company's debt is variable based on the lender’s prime rate.  Consequently, a general increase of 1% in the lender’s prime rate would result in additional interest cost of approximately $69,550 on an annual basis if the same debt level and structure were to be maintained.

Item 8.       Financial Statements and Supplementary Data

The financial statements and supplementary data called for by this item are listed in the accompanying table of contents for consolidated financial statements and financial statement schedule and are filed herewith (See page 36).

Item 9.      Changes in and Disagreements with Accountants and Accounting and

                  Financial Disclosure

None

Item 9a.    Controls and Procedures

(a)

The Company's certifying officers have concluded based on their evaluation of the Company's disclosure controls and procedures that the disclosure controls and procedures as of the fiscal year ended December 31, 2005 are effective in ensuring that material information relating to the Company, including its consolidated subsidiaries, is made known to the certifying officers by others within those entities, as appropriate to allow timely decisions regarding required disclosure, particularly during the period in which this Form 10-K was being prepared, and that information required to be disclosed by the Company in its reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b)

There was no change in internal control over financial reporting during the fourth quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Name (Age)	Directors of the Company	Served as Director Since
John R. Gross (74)	Owner, Chaney Auto Parts, Inc. Crest Hill, Illinois	1966
Raymond F. Gross (67)	Vice President, Erecta Shelters, Inc. Ft. Smith, Arkansas	1968
W. Jason Guzek (32)	Vice President of Operations, Belmont Holdings Corporation, Wilmington, Delaware	2003
Barry L. Katz (54)	President and General Counsel, Belmont Holdings Corporation, Wilmington, Delaware	1993
Raymond G. Perelman (88)	Chairman of the Board and CEO RGP Holding, Inc. and Belmont Holdings Corporation, Wilmington, Delaware	1988

Name (Age)	Officers of the Company
Jerry A. Bragiel (54)	President and CEO of the Company

Jerry A. Bragiel joined the Company in May 1997 as President and CEO of the Company, and is currently our acting Chief Financial Officer.  He held the positions of General Manager and Vice President of Business Development of IPM Products Corporation from 1994 to 1997. Prior to 1994, Mr. Bragiel had 20 years of employment with the Company in various capacities. His final position prior to his resignation from the Company in 1994 was Vice President and General Manager of Operations.

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

Barry L. Katz has served as a director of the Company since December 1993.  From December 16, 1992 to January 19, 1993 he held the position of Senior Vice President of the Company.  Since 1993 Mr. Katz has been President and General Counsel for RGP Holding, Inc., which owns 35.5% of our outstanding shares, and has been its Senior Vice President and General Counsel since May 1992.  Since 1994 Mr. Katz has been President and General Counsel for Belmont Holdings, Corp., a Company with subsidiaries operating mining and processing businesses. Mr. Katz serves on the Board of Directors at the request of Mr. Perelman.

Raymond G. Perelman served as Chairman of the Board from December, 1992 until November 1995 and was President and Chief Executive Officer from December, 1992 to January, 1993.  He has been Chairman of the Board of RGP Holding, Inc., a privately held holding company, since May 1992.  Since 1994, Mr. Perelman has been Chairman of the Board and CEO of Belmont Holdings Corp., a company with subsidiaries operating mining and processing businesses.

(b)  Arrangements Concerning the Board of Directors

Directors received a fee of $10,000 for service as a director during the Company's fiscal year ended December 31, 2005.  In addition, directors are reimbursed for their reasonable travel expenses incurred in attending meetings and in connection with Company business.

The Company has an indemnification agreement with each director of the Company that provides that the Company shall indemnify the director against certain claims that may be asserted against him by reason of serving on the Board of Directors.

Board Committees

The Board of Directors currently has the following committees:

Audit Committee - The Audit Committee oversees and monitors the Company's financial reporting process and internal control system, and reviews the audit performed by the Company's outside auditors. The Audit Committee is also directly responsible for the appointment, compensation and oversight of the work of the Company's independent auditors. In addition, the committee performs such other duties as are specified in the Audit Committee Charter. The members of the audit committee are Messrs. Raymond Gross and Jason Guzek. The Company's Board of Directors believes that the members of the Audit Committee, by virtue of their experience in managing or operating businesses, are capable of analyzing and evaluating the Company's financial statements without the assistance of an "audit committee financial expert", as defined in Item 401(h) of SEC Regulation S-K.  The Audit Committee Charter is incorporated by reference to Registrant's December 31, 2004 Form 10-K Annual Report as Exhibit 99.

Compensation Committee - The Compensation Committee is responsible for establishing, administering and reviewing compensation programs for the Company’s oficers, subject to approval of the Board of Directors as a whole. At present, the entire Board of Directors performs the function of this committee.

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

Based solely upon oral confirmations from reporting persons that all reportable transactions were reported, the Company believes that during 2005 the Company's officers, directors and greater than 10% owners timely filed all reports they were required to file under Section 16(a).

Item 11.      Executive Compensation

(a)  Executive Officer Compensation and Arrangements

Executive Compensation

The following table sets forth information with respect to all compensation paid to the Company's Chief Executive Officer.  There were no other executives whose compensation exceeded $100,000 for services rendered in all capacities to the Company, during fiscal 2005.

					---------- Long Term Compensation ----------
		---------- Annual Compensation ----------			-------- Awards Pay-out --------
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal		Salary	Bonus	Other Annual Comp.	Restricted Stock Award's	Securities Underlying Options/SAR	LTIP Pay-outs	All Other Comp.
Position	Year	($)	($)	($)	($)	(#)	($)	($)
Jerry A. Bragiel
President & CEO	2005	222,579	-0-	-0-	-0-	-0-	-0-	-0-
	2004	222,205	-0-	-0-	-0-	-0-	-0-	-0-
	2003	222,646	-0-	-0-	-0-	-0-	-0-	-0-

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

The following table provides certain information with respect to the number and value of unexercised options outstanding as of December 31, 2005.  (No options were exercised by the named executive officer during 2005.)

Aggregated 2005 Option Exercises and December 31, 2005 Option Values

Name	Shares Acquired on Exercise	$ Value Realized	Number of Securities Underlying Unexercised Options Exercisable/ Unexercisable	Value of Unexercised In-the-money Options Exercisable/ Unexercisable
Jerry A. Bragiel, CEO	-0-	-0-	125,000/0	$101,563/$0
Officer & Managers	-0-	-0-	42,000/0	$26,000/$0

Compensation Committee Interlocks and Insider Participation

The entire Board of Directors performs the functions of the compensation committee. See Item 10 above for details.

(b)  Director Compensation Arrangements

Information regarding director compensation is set forth under Item 10(b) above.

Item 12.      Security Ownership of Certain Beneficial Owners and Management

The following tabulation shows, as of December 31, 2005, (a) the name, address and Common Share ownership for each person known by the Company to be the beneficial owner of more than five percent of the Company’s outstanding Common Shares,   (b) the Common Share ownership of each director, (c) the Common Share ownership for each executive officer named in the compensation table, and (d) the Common Share ownership for all directors and executive officers as a group.

	Number of Common
	Shares Beneficially	Percent of Common
BENEFICIAL OWNER:	Owned (Note 1)	Shares Outstanding
RGP Holding, Inc. Wilmington, Delaware (Note 2)	1,296,612	35.5%
Champion Parts, Inc. Employee Stock Ownership Plan (Notes 3 & 4)	21,111	**
DIRECTORS & OFFICERS AS A GROUP:
John R. Gross, Director	165,313	4.5%
Raymond F. Gross, Director	31,164	**
W. Jason Guzek Director	---	---
Barry L. Katz, Director (Note 2)	250	**
Raymond G. Perelman, Director (Note 2)	1,296,612	35.5%
Jerry A. Bragiel, President & CEO (Note 5)	138,984	3.8%
Total directors and executive officers As a group (7 persons)	1,646,323	45.0%

    ** Not greater than 1.0%.

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

(4)

Does not include shares allocated to the accounts of employees other than executive officers under the Stock Ownership Plan. Each of the participants in the Stock Ownership Plan is entitled to direct the trustees as to the voting of shares allocated to his or her account.

(5)

Shares shown as beneficially owned for Mr. Bragiel include shares available through exercisable options: Mr. Bragiel, 125,000 shares; all executive officers as a group, 125,000 shares.

Equity Compensation Plans

The following table sets forth the equity compensation plan information for the Company's Stock Option Plans:

Plan Category:	No. of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	No. of securities remaining avail. for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	167,000	$ 0.5293	-0-
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	167,000	$ 0.5293	-0-

See Note 5 to the Financial Statements for further discussion of the Stock Option Plans.

Item 13.

Certain Relationships and Related Transactions

None

Item 14.

Principal Accountant Fees and Services

The following table summarizes the total fees paid to the Company's Independent Certified Public Accountants, Morison Cogen, LLP and BDO Seidman, LLP for professional services provided during the twelve month period ended:

Twelve months ended December 31,	2005	2004
Audit fees (1)
Morison Cogen, LLP	136,000	130,500
BDO Seidman, LLP	50,000	34,000
Audit-related fees (Pension Plan Audits) (2)
Morison Cogen, LLP	19,600	19,600
BDO Seidman, LLP	-0-	-0-
Tax fees (3)
Morison Cogen, LLP	6,000	1,500
BDO Seidman, LLP	-0-	6,600
Total	$ 211,600	$ 192,200

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

(3)

Tax services fees consist of professional fees billed for services rendered by Morison Cogen,  LLP and BDO Seidman, LLP for tax compliance, tax advice and tax planning.

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

CHAMPION PARTS, INC.

Date: April 17, 2006	By: /s/ Jerry A. Bragiel
Jerry A. Bragiel
President & CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons have signed this report below on April 17, 2006.

By: /s/ Raymond F. Gross	By: /s/ W. Jason Guzek
Raymond F. Gross, Director	W. Jason Guzek, Director

By : /s/ Raymond G. Perelman	By: /s/ John R. Gross
Raymond G. Perelman, Director	John R. Gross, Director

By : /s/ Barry L. Katz
Barry L. Katz, Director

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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: April 17, 2006	/s/ Jerry A. Bragiel
Jerry A. Bragiel President, Chief Executive Officer and Acting Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PERSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2003

In connection with the Annual Report of Champion Parts, Inc., (the “Company”) on Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Jerry A. Bragiel, President, Chief Executive Officer and Acting Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003, that to my knowledge:

(1)   The Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

(2)   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

April 17, 2006	/s/ Jerry A. Bragiel Jerry A. Bragiel President, Chief Executive Officer and Acting Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to Champion Parts, Inc. and will be retained by Champion Parts, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

CHAMPION PARTS, INC. AND SUBSIDIARIES

Item 8.      Financial Statements and Supplementary Data

Consolidated Financial Statements and Financial Statement Schedule comprising Item 8 and Items 14(a)(1) and  (2) for the Years Ended December 31, 2005, December 31, 2004, and December 31, 2003 and Reports of Independent Registered Public Accounting Firms.

CHAMPION PARTS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

Page
Reports of Independent Registered Public Accounting Firms	36-37

Consolidated Financial Statements (Item 14(a)(1)):
The following consolidated financial statements of Champion Parts, Inc. and subsidiaries are included in Part II, Item 8:

Consolidated balance sheets - years ended December 31, 2005 and December 31, 2004	38-39

Consolidated statements of income - years ended December 31, 2005, December 31, 2004 and December 31, 2003	40

Consolidated statements of stockholders' equity - years ended December 31, 2005, December 31, 2004 and December 31, 2003	41

Consolidated statements of comprehensive income/(loss) - years ended December 31, 2005, December 31, 2004 and December 31, 2003	42

Consolidated statements of cash flows - years ended December 31, 2005, December 31, 2004 and December 31, 2003	43

Notes to consolidated financial statements	44-59

Consolidated Financial Statement Schedule (Item 14(a)(2)):

Schedule II - Valuation and qualifying accounts	60

Exhibit Index	61-63

All other schedules are omitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Champion Parts, Inc.

Hope, Arkansas

We have audited the accompanying consolidated balance sheets of Champion Parts, Inc. and Subsidiaries (the "Company") as of December 31, 2005 and 2004 the related consolidated statements of income, stockholders’ equity, comprehensive income (loss) and cash flow for the years then ended.  We have also audited the accompanying Schedule II, “Valuation and Qualifying Accounts.”  These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

As described in Note 9, 72% of the Company’s net sales in the year ended December 31, 2005 are concentrated in four customers.  A reduction in the level of net sales to or the loss of one or more of these customers could have a material adverse effect on the Company’s financial condition and results of operations.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Champion Parts, Inc. and Subsidiaries at December 31, 2005 and 2004, the results of their operations and their cash flow for years then ended in conformity with accounting principles generally accepted in the United States.

Also, in our opinion, the 2005 and 2004 schedules present fairly, in all material respects, the information set forth therein.

/s/ Morison Cogen, LLP

Bala Cynwyd, Pennsylvania

April 14, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Champion Parts, Inc.

Hope, Arkansas

We have audited the consolidated statements of income, stockholders’ equity, comprehensive income (loss) and cash flows of Champion Parts, Inc. and Subsidiaries (“the Company”) for the year ended December 31, 2003.  We have also audited the accompanying Schedule II, “Valuation and Qualifying Accounts” for 2003. These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Champion Parts, Inc. and Subsidiaries for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 (to the 2003 financial statements) to the consolidated financial statements, the Company’s amended credit facility expires on May 8, 2004.  This factor raises substantial doubt about the Company’s ability to continue as a going concern.  Presently, the Company is seeking to replace the credit facility.  Management’s plans in regard to this matter are also described in Note 1 (to the 2003 financial statements).  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Also, in our opinion, the 2003 schedule presents fairly, in all material respects, the information set forth therein.

/s/BDO Seidman, LLP

Chicago, Illinois

March 22, 2004

CHAMPION PARTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2005	December 31, 2004
ASSETS

CURRENT ASSETS:
Cash	$ 276,000	$ 358,000
Accounts receivable trade, less allowance for uncollectibles
of $1,205,000 and $1,121,000 in 2005 and 2004, respectively	8,462,000	10,410,000

Miscellaneous receivables	120,000	197,000

Inventories, net of reserves	11,820,000	12,710,000

Prepaid expenses and other assets	443,000	634,000

Deferred income tax asset	-0-	73,000
Total current assets	21,121,000	24,382,000
PROPERTY, PLANT AND EQUIPMENT:
Land	70,000	70,000
Buildings	4,461,000	4,453,000
Machinery and equipment	14,514,000	14,383,000
Gross property, plant & equipment	19,045,000	18,906,000
Less: Accumulated depreciation	17,072,000	16,625,000
Net property, plant & equipment	1,973,000	2,281,000

Total other assets	393,000	408,000

Total assets	$23,487,000	$27,071,000

The accompanying notes are an integral part of these statements.

CHAMPION PARTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2005	December 31, 2004
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$7,803,000	$8,001,000
Accrued expenses:
Salaries, wages and employee benefits	378,000	393,000
Other accrued expenses	5,853,000	4,833,000
Taxes other than income	53,000	51,000
Current maturities of long-term debt:
Current maturities – mortgage note	109,000	104,000
Current maturities – subordinated debt	-0-	6,000
Total current maturities of long-term debt	109,000	110,000

Total current liabilities	14,196,000	13,388,000

DEFERRED INCOME TAXES	-0-	73,000

LONG-TERM DEBT:
Long-term notes payable – revolver	6,193,000	10,195,000
Long-term notes payable – mortgage note	653,000	762,000
Long-term notes payable – subordinated debt	1,793,000	1,793,000
Long-term notes payable – asset purchase note	130,000	130,000
Total long-term debt	8,769,000	12,880,000

STOCKHOLDERS' EQUITY:

Preferred stock - No par value; authorized, 10,000,000
shares; issued and outstanding, none	-0-	-0-
Common stock - $.10 par value; authorized, 50,000,000 shares,
issued and outstanding, 3,655,266 shares	366,000	366,000
Additional paid-in capital	15,578,000	15,578,000
Accumulated (deficit)	(12,935,000)	(12,972,000)
Accumulated other comprehensive (loss)	(2,487,000)	(2,242,000)
Total stockholders’ equity	522,000	730,000

Total liabilities and stockholders’ equity	$23,487,000	$27,071,000

The accompanying notes are an integral part of these statements.

CHAMPION PARTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR YEARS ENDED

	December 31, 2005	December 31, 2004	December 31, 2003

Net Sales	$21,651,000	$19,998,000	$24,038,000
Costs and Expenses:
Cost of products sold	18,625,000	16,588,000	19,813,000
Selling, distribution & administration	2,437,000	2,358,000	2,699,000
Total costs and expenses	21,062,000	18,946,000	22,512,000

Operating income	589,000	1,052,000	1,526,000

Non-operating expense/(income):
Interest expense, net	582,000	606,000	468,000
Other non-operating (income)	(113,000)	(424,000)	(109,000)
Total non-operating expense/(income)	469,000	182,000	359,000

Income before income taxes	119,000	870,000	1,167,000

Income Taxes	82,000	155,000	37,000

Net Income	$ 37,000	$ 715,000	$ 1,130,000

Weighted Average Common Shares
Shares Outstanding at Year-end:
Basic	3,655,266	3,655,266	3,655,266
Diluted	3,736,060	3,756,452	3,704,465

Earnings Per Common Share – Basic:
Net income per common share	$ 0.01	$ 0.20	$ 0.31

Earnings Per Common Share - Diluted:
Net income per common share	$ 0.01	$ 0.19	$ 0.31

The accompanying notes are an integral part of these statements

CHAMPION PARTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY/(DEFICIT)

THREE YEARS ENDED DECEMBER 31, 2005

	Common Shares	Stock Amount	Additional Paid-In Capital	Accumulated (Deficit)	Accumulated Other Comprehensive Income/(Loss)

Balance, December 31, 2002	3,655,266	$ 366,000	$ 15,578,000	$(14,817,000)	$ (1,979,000)
Net Income	-	-	-	1,130,000	-
Minimum pension liability (loss)	-	-	-	-	(41,000)
Balance, December 31, 2003	3,655,266	$ 366,000	$ 15,578,000	$(13,687,000)	$ (2,020,000)
Net Income	-	-	-	715,000	-
Minimum pension liability (loss)	-	-	-	-	(222,000)
Balance, December 31, 2004	3,655,266	$ 366,000	$ 15,578,000	$(12,972,000)	$ (2,242,000)
Net Income	-	-	-	37,000	-
Minimum pension liability (loss)	-	-	-	-	(245,000)
Balance, December 31, 2005	3,655,266	$ 366,000	$ 15,578,000	$(12,935,000)	$ (2,487,000)

The accompanying notes are an integral part of these statements.

CHAMPION PARTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

THREE YEARS ENDED DECEMBER 31, 2005

Years Ended
	Dec. 31, 2005	Dec. 31, 2004	Dec. 31, 2003
Net Income	$ 37,000	$ 715,000	$ 1,130,000
Minimum pension liability	(245,000)	(222,000)	(41,000)
Comprehensive income/(loss)	$ (208,000)	$ 497,000	$ 1,089,000

Components of accumulated other comprehensive income/(loss), included in the Company’s consolidated balance sheet, consists of the minimum pension liability.

The accompanying notes are an integral part of these statements

CHAMPION PARTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - YEARS ENDED

	Dec. 31, 2005	Dec. 31, 2004	Dec. 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$ 37,000	$ 715,000	$ 1,130,000
Adjustments to reconcile net income to net cash Provided by/(used in) operating activities:
Net cash from the sale of assets	-0-	1,383,000	-0-
Depreciation and amortization	462,000	477,000	450,000
Provision for inventory write-offs	391,000	550,000	879,000
Provision for doubtful accounts	175,000	298,000	365,000
Write-off of City of Hope (Arkansas) loan agreement	-0-	(250,000)	-0-
Changes in assets and liabilities (Net of acquisition):
Accounts receivable trade	1,773,000	(630,000)	(1,139,000)
Accounts receivable miscellaneous	78,000	(114,000)	2,000
Inventories	498,000	(2,406,000)	(866,000)
Prepaid expenses	191,000	(300,000)	197,000
Accounts payable	(198,000)	321,000	(375,000)
Accrued expenses and other	762,000	(649,000)	(1,138,000)
NET CASH (USED IN)/ PROVIDED BY OPERATING ACTIVITIES	4,169,000	(605,000)	(495,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(139,000)	(178,000)	(365,000)
NET CASH (USED) IN INVESTING ACTIVITIES	(139,000)	(178,000)	(365,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings /(payments) under revolving loan	(4,002,000)	1,809,000	1,485,000
(Net Payments) under term note agreements	-0-	(1,602,000)	(463,000)
Net borrowings under mortgage loan	(104,000)	866,000	-0-
Net payments on subordinated debt obligations	(6,000)	(67,000)	(190,000)
Net payments on acquisition note	-0-	-0-	(83,000)
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	(4,112,000)	1,006,000	749,000

NET INCREASE / (DECREASE) IN CASH
AND EQUIVALENTS	(82,000)	223,000	(111,000)

CASH AND EQUIVALENTS - Beginning of year	358,000	135,000	246,000

CASH AND EQUIVALENTS - End of year	$ 276,000	$ 358,000	$ 135,000

The accompanying notes are an integral part of these statements.

CHAMPION PARTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED

DECEMBER 31, 2005, DECEMBER 31, 2004, AND DECEMBER 31, 2003

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

Senior management reviews accounts receivable on a periodic basis to determine if any receivables will potentially be uncollectible.  The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts.  Based on the information available, the Company believes its allowance for doubtful accounts as of December 31, 2005 is adequate.  However, actual write-offs could exceed the recorded allowance.

From time to time, the Company's customers may be in a net credit balance position due to the timing of sales and core returns.  At December 31, 2005 and December 31, 2004 customers in a net credit balance position totaled approximately $3,411,865 and $4,200,000, respectively, and are reported as a component of accounts payable.  The Company periodically reviews the aging of unused credits and from time to time may reduce this balance on account of unclaimed credits or when otherwise appropriate.

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

Long-Lived Assets - The Company reviews the carrying values of its long-lived assets and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable.  Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less cost to sell.  As of December 31, 2005, there has been no impairment of long-lived assets.

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

Credits for cores are allowed only against purchases of similar remanufactured products. The dollar volume of purchases further limits total available credits.  Product and core returns, reflected as reductions in net sales, were $10,551,000 (2005), $10,900,000 (2004) and $11,500,000 (2003).

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

	2005	2004	2003
Average common shares outstanding	3,655,266	3,655,266	3,655,266
Dilutive effect of: Stock options	80,794	101,186	49,199
Dilutive Common Shares Outstanding	3,736,060	3,756,452	3,704,465
Anti-Dilutive Common Shares Outstanding	167,000	177,000	128,000

Estimates - The accompanying financial statements include estimated amounts and disclosures based on management’s assumptions about future events.  Actual results may differ from these estimates.

Stock-based Compensation - At December 31, 2005, the Company has a stock-based compensation plan, which is described in Note 5. The Company applies the recognition and intrinsic value measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for the plan.

Shipping and Handling Fees and Costs - The Company follows EITF No. 00-10, “Accounting for Shipping and Handling Fees and Costs.”  The Company classifies shipping and handling fees as part of net revenue and the related cost as operating expenses.  For the years ended December 31, 2005, 2004 and 2003 shipping and handling fees were $291,000, $325,000 and $401,000, respectively.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123, as revised, requires recognition of the cost of employee services provided in exchange for stock options and similar equity instruments based on the fair value of the instrument at the date of grant. Statement 123, as originally issued, is effective until the provisions of Statement 123(R) are fully adopted. Statement 123(R) is effective beginning in the first quarter of its fiscal 2006.  The Company will adopt this guidance as of January 1, 2006 and begin recognizing compensation expense related to stock options should any be issued.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs (“SFAS No. 151”).  SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect the adoption of the statement to have a material effect on its financial statements.

Note 2.      INVENTORIES

Inventories consist of the following:

	December 31, 2005	December 31, 2004
Gross Inventories:
Raw cores	$ 7,033,000	$ 7,019,000
Parts	2,802,000	2,766,000
Sub-total raw materials	9,835,000	9,785,000
Work-in-process	3,016,000	3,321,000
Finished goods	6,273,000	6,894,000
Total inventories, gross	$ 19,124,000	$ 20,000,000

Inventory Reserves:
Core devaluation reserve	$ (3,699,000)	$ (3,384,000)
Obsolescence reserves	(3,273,000)	(3,298,000)
Valuation reserves	(332,000)	(608,000)
Total inventory reserves	$ (7,304,000)	$ (7,290,000)

Total Inventories, net	$ 11,820,000	$ 12,710,000

Inventories are stated at the lower of cost (first-in, first-out method) or market.  Inventory consists of material, labor and overhead costs.

Note 3.      DEBT

	December 31, 2005	December 31, 2004

Debt consists of the following:
1. Revolving credit at lender prime rate (7.00%) at December 31, 2005 plus 0.75%, interest payable monthly. Secured by receivables and inventory.	$ 6,193,000	$ 10,195,000
2. $900,000 mortgage note secured by Hope, Arkansas property . Monthly principal payments of $13,687. monthly interest due at bank prime (7.00%) plus 2% on unpaid principal balance. Term of note, 7 years.	762,000	866,000
3. Promissory notes payable, non-interest bearing, Payable in 28 payments quarterly through 1st Qtr. 2005.	-0-	6,000
4. Earnout notes payable, non-interest bearing, Contingent to the availability of defined Free Cash Flow, payable up to $500,000 Annually in years 2005-2009.	1,793,000	1,793,000
5. Asset purchase promissory note payable. Payable Monthly contingent on attaining certain sales levels.	130,000 __________	130,000 __________
Total debt	$ 8,878,000	$ 12,990,000
Less portion due within one year	109,000	110,000
Total long-term debt	$ 8,769,000	$ 12,880,000

Long-term debt maturities under the loan facility in place at December 31, 2005 are:

$109,000 (2006), $6,337,000 (2007), $664,000 (2008), $674,000 (2009) and $1,094,000 (2010).

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

At December 31, 2005, the balance outstanding on the Company’s revolver loan facility with PNC Bank, National Association was $6,193,000 and letter of credit accommodations were $40,000. Also at December 31, 2005, the balance outstanding on the Company’s commercial mortgage loan with Elk Horn Bank was $762,000. The total of the loan balances was $6,955,000, which compares to a total loan balance at December 31, 2004 of $11,061,000 and letter of credit accommodations of $40,000. At December 31, 2005, the Company is in compliance with the amended fixed charge coverage ratio covenant.

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

The income tax provision consists of the following:

	2005	2004	2003
Current:
Federal	$ 14,000	$ 22,000	$ 19,000
State and local	68,000	133,000	18,000
Total Current	$ 82,000	$ 155,000	$ 37,000
Deferred:
Federal	$ -0-	$ -0-	$ -0-
Foreign	-0-	-0-	-0-
State and local	-0-	-0-	-0-
Total Deferred	-0-	-0-	-0-
Grand Total	$ 82,000	$ 155,000	$ 37,000

The Company has provided a valuation reserve to write-down deferred tax assets due to the uncertainty of its ability to utilize them in future periods. The valuation allowance decreased $153,000 and increased $211,000 for the years ended December 31, 2005 and 2004.

At December 31, 2005, the Company had federal, state and foreign net operating loss carry forwards of approximately $6,407,000, $0 and $820,000, respectively.   At the end of 2004, net operating loss carry forwards were federal $7,567,000, state $0 and foreign $1,284,000.  Federal loss carry forwards begin to expire in 2010.  The Company also had $326,000 of tax credits.

The effective tax rate differs from the U.S. statutory federal income tax rate of 34% as described below:

	2005	2004	2003
Income tax at statutory rate	$ 40,000	$ 296,000	$ 414,000
Changes in valuation allowance	(153,000)	211,000	(165,000)
State income taxes net of federal taxes	5,000	38,000	11,000
Other	190,000	(390,000)	(223,000)
Net totals	$ 82,000	$ 155,000	$ 37,000

Note 4.      INCOME TAXES (Continued)

Deferred tax assets and liabilities are comprised of the following at December 31, 2005 and

December 31, 2004.

	2005		2004
	Assets	Liabilities	Assets	Liabilities

Inventory reserves	$ 2,985,000	-	$ 2,873,000	-
Fringe benefits	1,415,000	-	1,238,000	-
Sales credit reserves	600,000	-	502,000	-
Depreciation	36,000	-	42,000	-
Bad debt	474,000	-	441,000	-
Miscellaneous reserves	-	-	17,000	-
Environmental	34,000	-	34,000	-
Net operating loss carry forward	2,490,000	-	2,573,000	-
Tax credit carry forward	326,000	-	326,000	-
Other	61,000	-	601,000	73,000
Valuation allowance	(8,421,000)	_______-	(8,574,000)	_______-
Totals	$ 0	$ 0	$ 73,000	$ 73,000

Note 5.      EMPLOYEE STOCK OPTION AND AWARD PLANS

1995 Stock Option Plan - On November 16, 1995, the Company's shareholders approved a 1995 Stock Option Plan.  This plan provides for options to purchase up to 100,000 shares.  Participants in the plan shall be those employees selected by the Compensation Committee of the Board of Directors.

Options shall be granted at the fair market value of the Company's Common Stock at the date of grant. No option may be exercised until six months after the grant date or after 10 years after the grant date. The options vest ratably over a period not to exceed five years. There are no available options under the Plan at December 31, 2005.

On August 13, 1999 (the "Grant Date"), the Company granted its Chief Financial Officer and other key management non-qualifying options to purchase 52,000 Common Shares at a price of $.75 per share.  The options vest ratably at the rate of 20% of the shares granted per year, will expire in ten years from the Grant Date and are subject to the continuation of their employment.  During 2005, 10,000 shares of these options were cancelled.

On March 28, 1997 (the "Grant Date"), the Company granted its President and Chief Executive Officer an option to purchase 100,000 Common Shares at a price of $.4375 per share under the 1995 Stock Option Plan.  In 1998, an additional 25,000 non-qualifying options, at a price of $.4375 per share, were granted to the President and are available for exercise. The options vest ratably at the rate of 25,000 shares per year and will expire in ten years from the Grant Date, subject to earlier termination of his employment.  As of December 31, 2005 he had not exercised any of these options.

Effective January 1, 1996, the Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation".  If the alternative accounting-related provisions of SFAS No. 123 had been adopted as of the beginning of 1995, the effect on 2005, 2004 and 2003 income before taxes and net income would have been de minimis.

Information with respect to stock options outstanding is as follows:

	2005	2004	2003

Outstanding:	157,000	167,000	177,000
At year-end:
Shares underlying options	157,000	167,000	177,000
Weighted average option price	$ 0.5293	$ 0.5293	$ 0.5293
Exercisable	157,000	167,000	166,600
Available for grant	-0-	-0-	-0-

Note 6.      EMPLOYEE SAVINGS PLANS

Salaried employees and Group Leader hourly employees with one year of service are eligible to participate in a 401(k) plan ("Thrift Program").  Under this program, contributions are 100% vested.

Note 7.      EMPLOYEE RETIREMENT PLANS

The Company sponsors funded defined pension benefit plans that cover hourly employees of the Hope facility and three former operating facilities for which the plans are frozen. The benefits are based upon years of service.

The Company uses a December 31 measurement date for all of its pension plans.

	Pension Benefits
	December 31, 2005	December 31, 2004
Reconciliation of benefit obligations:
Obligation at January 1	$ 10,872,000	$ 10,453,000
Service cost	52,000	44,000
Interest cost	614,000	606,000
Actuarial (gain)/loss	404,000	222,000
Benefit payments	(417,000)	(453,000)
Obligation at December 31	$11,525,000	$10,872,000
Reconciliation of fair value of Plan assets:
Fair value of Plan assets at January 1	$ 8,072,000	$ 7,637,000
Actual return on Plan assets	480,000	651,000
Employer contributions	133,000	238,000
Benefit payments	(417,000)	(453,000)
Fair Value of Plan assets at December 31	$ 8,268,000	$ 8,072,000

	Pension Benefits
	December 31, 2005	December 31, 2004
Funded status:
Funded status at December 31	$ (3,257,000)	$ (2,799,000)
Unrecognized transition (asset) obligation	(7,000)	(11,000)
Unrecognized prior service costs	13,000	15,000
Unrecognized net actuarial (gain)/loss	2,494,000	2,253,000
Net amount recognized	$ (757,000)	$ (542,000)

Amounts recognized in the balance sheet:

	December 31, 2005	December 31, 2004
Accrued benefit cost	$ (3,257,000)	$ (2,799,000)
Intangible asset	13,000	15,000
Accumulated other comprehensive loss	2,487,000	2,242,000
Totals	$ (757,000)	$ (542,000)

The plan’s accumulated benefit obligation was $11,525,000 at December 31, 2005 and $10,872,000 at December 31, 2004.

Note 7.      EMPLOYEE RETIREMENT PLANS (Continued)

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	December 31, 2005	December 31, 2004
Projected benefit obligation	$ 11,525,000	$ 10,872,000
Accumulated benefit obligation	11,525,000	10,872,000
Fair value of plan assets	8,268,000	8,072,000

The following table provides the components of net periodic benefit cost for the plans for fiscal years 2005 and 2004:

   Pension Benefits

	Dec. 31, 2005	Dec. 31, 2004	Dec. 31, 2003
Service cost	$ 52,000	$ 44,000	$ 34,000
Interest cost	614,000	606,000	605,000
Expected return on Plan assets	(673,000)	(642,000)	(544,000)
Amortization of transition (asset) obligation	(4,000)	(5,000)	(5,000)
Amortization of prior service cost	2,000	2,000	2,000
Amortization of net (gain)/loss	92,000	77,000	91,000
Net periodic benefit cost/(benefit)	$ 83,000	$ 82,000	$ 183,000

Additional Information:

	December 31, 2005	December 31, 2004
Increase in minimum liability included in other comprehensive loss	$ 245,000	$ 222,000

The assumptions used in the measurement of the Company’s benefit obligation are shown in the following tables:

Weighted-average assumptions used to determine benefit obligations at:

	December 31, 2005	December 31, 2004

Discount rate	5.50%	5.75%
Rate of compensation increase	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit costs for years ended:

	December 31, 2005	December 31, 2004

Discount rate	5.75%	6.00%
Expected return on Plan assets	8.50%	8.50%
Rate of compensation increase	N/A	N/A

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

Pension Plan Assets

The Company's pension plan weighted-average asset allocations at December 31, 2005, and December 31, 2004, by asset category are as follows:

Asset Category	December 31, 2005	December 31, 2004

Equity securities	63.00%	63.00%
Debt securities	36.00%	36.00%
Cash or cash equivalents	1.00%	1.00%
Total	100.00%	100.00%

Asset management objectives include maintaining an adequate level of diversification to reduce interest rate and market risk and provide liquidity to meet present and future benefit payment requirements.  Plan assets are reviewed for performance and rebalanced to the target asset allocation objective periodically as needed.

Plan Contributions

The Company expects to contribute $767,000 to its four pension plans in 2006.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Year	Pension Benefits

2006	441,000
2007	440,000
2008	462,000
2009	472,000
2010	490,000
Years 2011 - 2015	2,740,000

Note 8.      LEASES

The Company leases certain plants and offices, and computer equipment. Certain of the real estate leases, constituting non-financing leases, have provisions for renewal. These lease renewals are primarily for five years.

Total rental expense charged to operations was $204,000 (2005), $267,000 (2004) and

$220,000 (2003).

Minimum commitments under all noncancelable-operating leases at December 31, 2005 for the following five years are as follows:

Year	Amount
2006	$ 248,000
2007	247,000
2008	231,000
2009	-0-
2010	-0-
Total 2006 – 2010	$ 726,000

Note 9.      SALES TO MAJOR CUSTOMERS

In 2005, net sales to the Company's four largest customers was approximately 72% of total net sales.  In 2004, net sales to the Company's four largest customers was approximately 74% of total net sales.  At December 31, 2005, accounts receivable balances of the Company's four largest customers were approximately 40%, 32%, 11% and 0% of total gross receivables. At December 31, 2004 accounts receivable balances of the Company's four largest customers were approximately 41%, 35%, 11% and 0% of total gross receivables.

The Company's largest product line is remanufactured carburetors, which accounted for 45% of 2005 net sales compared to 55% in 2004. The Company's main distribution channel is through two large retailers who accounted for 90% of net carburetor sales in 2005 and 87% in 2004.  The balance of the carburetor sales was to original equipment aftermarket customers and traditional warehouse distributors.

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

The Company has $100,000 in reserves for anticipated future costs of pending environmental matters at December 31, 2005. Also, a $200,000 escrow account was established at the closing of the sale the Beech Creek, Pennsylvania property to cover future EPA issues. Future costs include the Company's estimated allocated share of remedial investigation/feasibility studies and clean up and disposal costs. The Company's ultimate costs are subject to further development of existing studies and possible readjustment of the Company's pro rata share of total costs.  The Company believes that it has adequate insurance to cover these costs.

In 2004 and certain prior years, the Company was one of numerous defendants named in suits for personal injuries caused by exposure to products containing asbestos. The Company put its insurance carriers on notice and its attorneys have filed answers denying the allegations in the complaints. The Company’s insurance carriers have agreed to defend the Company under a reservation of rights.

While it is not possible to predict the course these cases may take in the future, only one case remains open, less than four percent of the cases that were filed.

B.  OTHER

From time to time the Company may be named in lawsuits during the normal course of its business.  Management intends to defend any lawsuits that may arise.  In the opinion of Management, legal matters now pending will not have a material adverse effect on the consolidated financial position of the Company.

Note 11.      OTHER ACCRUED EXPENSES.

Other accrued expenses consist of the following:

	December 31, 2005	December 31, 2004
Pension	$ 3,257,000	$ 2,799,000
Returned goods credit reserves	1,776,000	1,027,000
Workers' compensation	681,000	711,000
Environmental costs	100,000	100,000
Legal & Professional fees	127,000	100,000
Rebates	26,000	8,000
Interest	40,000	48,000
Other items - net	(154,000)	40,000
Total other accrued expenses	$ 5,853,000	$ 4,833,000

Note 12.      SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the year for interest and income taxes was as follows:

	2005	2004	2003
Interest expense, net	$ 592,000	$ 612,000	$ 464,000
Income taxes	100,000	142,000	2,000

Supplemental Schedule of Non-cash Investing and Financing Activities:

There was an adjustment for additional minimum pension liability charged to "Other Comprehensive Loss" of $245,000, $222,000 and $41,000 for the years 2005, 2004 and 2003, respectively.

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

Note 13.      SELECTED QUARTERLY FINANCIAL DATA:

                   (UNAUDITED)

     (In Thousands, except per share data)

	Net Sales	Operating Income	Net Income	Earnings Per Share Basic	Earnings Per Share Diluted
2004 Quarters:
First	$ 5,468	$ 231	$ 335	$ 0.09	$ 0.09
Second	5,124	479	322	0.09	0.09
Third	4,578	166	21	0.01	0.00
Fourth	4,828	176	37	0.01	0.01
Total 2004	$ 19,998	$ 1,052	$ 715	$ 0.20	$ 0.19

2005 Quarters:
First	$ 5,813	$ 305	$ 160	$ 0.04	$ 0.04
Second	5,995	382	255	0.07	0.07
Third	5,320	6	(138)	(0.04)	(0.04)
Fourth	4,523	(104)	(242)	(0.07)	(0.07)
Total 2005	$ 21,651	$ 589	$ 37	$ 0.01	$ 0.01

CHAMPION PARTS, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Allowance for Uncollectible Accounts:	Balance at Beginning of Period	Charged to Operations	Additions to/ Deductions From Reserves	Balance at End of Period
Year ended December 31, 2003	$ 655,000	$ 365,000	$ (75,000)	$ 945,000

Year ended December 31, 2004	$ 945,000	$ 298,000	$ (122,000)	$ 1,121,000

Year ended December 31, 2005	$ 1,121,000	$ 175,000	$ (91,000)	$ 1,205,000

Inventory Reserves:	Balance at Beginning of Period	Charged to Operations	Additions to/ Deductions From Reserves	Balance at End of Period
Year ended December 31, 2003	$ 6,457,000	$ 879,000	$ (661,000)	$ 6,675,000

Year ended December 31, 2004	$ 6,675,000	$ 550,000	$ 65,000	$ 7,290,000

Year ended December 31, 2005	$ 7,290,000	$ 391,000	$ (378,000)	$ 7,303,000

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