Form 10-Q
period 2006-04-02
CHAMPION PARTS INC
filed 2006-05-22
CIK 19161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2006

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

Large accelerated filer [  ]

Accelerated filer [  ]

Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes [  ]

No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

                                  Class                                                     Outstanding as of April 2, 2006

               Common Shares - $0.10 Par Value                                          3,655,266

Champion Parts, Inc.

Form 10-Q

Cross Reference Index

PART I	FINANCIAL INFORMATION	PAGE

ITEM 1.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
	Balance Sheets – Assets	3
	Balance Sheets - Liabilities & Stockholders' Equity	4
	Statements of Income	5
	Statement of Stockholders' Equity	6
	Statements of Comprehensive Income	7
	Statements of Cash Flows	8
	Notes to Financial Statements	9-10

ITEM 2.	MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS
	Management Overview	11
	Results of Operations
	Three Months Ended April 2, 2006	11-12
	Critical Accounting Policies and Estimates	12
	Recent Accounting Pronouncements	13
	Liquidity and Capital Resources
	Liquidity Overview	13
	Working Capital	14
	Debt	14-15
	Seasonality	15
	Future Outlook	15
	Factors Which May Affect Future Results	16
	Off-Balance Sheet Arrangements	16
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	17

ITEM 4.	CONTROLS AND PROCEDURES	17

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	18

ITEM 1A.	RISK FACTORS	18

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	18

	SIGNATURE PAGE	19

EXHIBITS
31.1	Rule 13a-14(a) / 15d-14(a) CERTIFICATION	20
32.1	SECTION 906 CERTIFICATION	21

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CHAMPION PARTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	April 2, 2006	December 31, 2005
ASSETS

CURRENT ASSETS:
Cash	$ 285,000	$ 276,000
Accounts receivable trade, less allowance for uncollectibles
of $1,261,000 and $1,205,000 in 2006 and 2005, respectively	10,082,000	8,462,000

Miscellaneous receivables	107,000	120,000

Inventories, net of reserves	11,209,000	11,820,000

Prepaid expenses and other assets	427,000	443,000
Total current assets	22,110,000	21,121,000

PROPERTY, PLANT AND EQUIPMENT:
Land	70,000	70,000
Buildings	4,461,000	4,461,000
Machinery and equipment	14,535,000	14,514,000
Gross property, plant & equipment	19,066,000	19,045,000
Less: Accumulated depreciation	17,153,000	17,072,000
Net property, plant & equipment	1,913,000	1,973,000

Total other assets	389,000	393,000

Total assets	$24,412,000	$23,487,000

The accompanying notes are an integral part of these statements.

CHAMPION PARTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	April 2, 2006	December 31, 2005
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$7,947,000	$7,803,000
Accrued expenses:
Salaries, wages and employee benefits	447,000	378,000
Other accrued expenses	6,050,000	5,853,000
Taxes other than income	161,000	53,000
Current maturities – mortgage note	109,000	109,000

Total current liabilities	14,714,000	14,196,000

LONG-TERM DEBT:
Long-term notes payable – revolver	6,396,000	6,193,000
Long-term notes payable – mortgage note	618,000	653,000
Long-term notes payable – subordinated debt	1,793,000	1,793,000
Long-term notes payable – asset purchase note	130,000	130,000
Total long-term debt	8,937,000	8,769,000

STOCKHOLDERS' EQUITY:

Preferred stock - No par value; authorized, 10,000,000
shares; issued and outstanding, none	-0-	-0-
Common stock - $.10 par value; authorized, 50,000,000 shares,
issued and outstanding, 3,655,266 shares	366,000	366,000
Additional paid-in capital	15,578,000	15,578,000
Accumulated (deficit)	(12,696,000)	(12,935,000)
Accumulated other comprehensive (loss)	(2,487,000)	(2,487,000)
Total stockholders’ equity	761,000	522,000

Total liabilities and stockholders’ equity	$24,412,000	$23,487,000

       The accompanying notes are an integral part of these statements.

CHAMPION PARTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (CONDENSED)

FOR THE PERIODS ENDED

(Unaudited)

	Three Months April 2, 2006	Three Months April 3, 2005
Net Sales	$6,137,000	$5,813,000
Costs and Expenses:
Cost of products sold	5,107,000	4,937,000
Selling, distribution & administrative	626,000	571,000
Total costs and expenses	5,733,000	5,508,000

Operating income	404,000	305,000

Non-operating expense/(income):
Interest expense, net	147,000	170,000
Other non-operating (income)	(3,000)	(43,000)
Total non-operating expense/(income)	144,000	127,000

Net income before income taxes	260,000	178,000

Income taxes	21,000	18,000

Net income	$ 239,000	$ 160,000

Weighted Average Common Shares Outstanding at April 3, 2005:
Basic	3,655,266	3,655,266
Diluted	3,703,795	3,753,371

Earnings Per Common Share - Basic:
Net income per common share - basic	$ 0.07	$ 0.04

Earnings Per Common Share - Diluted:
Net income per common share - diluted	$ 0.06	$ 0.04

The accompanying notes are an integral part of these statements

CHAMPION PARTS, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

 (Unaudited)

	Common Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated (Deficit)	Accumulated Comprehensive (Loss)

BALANCE – December 31, 2005	3,655,266	$ 366,000	$ 15,578,000	$(12,935,000)	$ (2,487,000)

Net Income	-0-	-0-	-0-	239,000	-0-

BALANCE – April 2, 2006	3,655,266	$ 366,000	$ 15,578,000	$(12,696,000)	$ (2,487,000)

The accompanying notes are an integral part of these statements

CHAMPION PARTS, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months April 2, 2006	Three Months April 3, 2005

Net income and other comprehensive income	$ 239,000	$ 160,000

The accompanying notes are an integral part of these statements.

CHAMPION PARTS, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	Three Months April 2, 2006	Three Months April 3, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$ 239,000	$ 160,000

Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	84,000	116,000
Provision for inventory write-offs	156,000	170,000
Provision for doubtful accounts	56,000	81,000
Changes in assets and liabilities:
Accounts receivable – gross	(1,675,000)	(255,000)
Other accounts receivable	13,000	3,000
Inventories – gross	456,000	250,000
Prepaid expenses	16,000	4,000
Accounts payable	144,000	146,000
Accrued liabilities and other	373,000	151,000
NET CASH PROVIDED BY OPERATING ACTIVITIES	(138,000)	826,000

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(21,000)	(48,000)
NET CASH USED IN INVESTING ACTIVITIES	(21,000)	(48,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowing under revolving loan agreement	203,000	(820,000)
(Payments) on mortgage note obligation	(35,000)	(25,000)
(Payments) on term note obligations	-0-	-0-
(Payments) under long-term subordinate debt obligations	-0-	(6,000)
NET CASH (USED IN) FINANCING ACTIVITIES	168,000	(851,000)
NET (DECREASE)/ INCREASE IN CASH AND CASH EQUIVALENTS	9,000	(73,000)

CASH AND CASH EQUIVALENTS - Beginning of period	276,000	358,000

CASH AND CASH EQUIVALENTS - End of period	$ 285,000	$ 285,000

Supplemental disclosures of cash flow information
Cash paid during the quarter:
Income taxes	$ 97,600	$ 1,000
Interest	142,000	163,000

The accompanying notes are an integral part of these statements.

CHAMPION PARTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

_________________________________________________________________

Note 1.

The accompanying financial statements for the three months ending April 2, 2006 and April 3, 2005 have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  The condensed consolidated financial statements and these notes should be read in conjunction with the consolidated financial statements and footnotes of the Company included in the Company's Annual Report submitted on Form 10-K for the year ended December 31, 2005.

The consolidated balance sheet at December 31, 2005 has been derived from the audited financial statements at that date.

The Company previously adopted Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information” and management views the Company as one business segment, the remanufacturing of auto parts.

Note2.

The information furnished herein reflects all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period.  Results of operations for the three months ending April 2, 2006 are not necessarily indicative of results to be expected for the entire year.

Note 3.

Inventories are valued at the lower of cost (first-in, first-out method) or market.  A summary of the gross inventories and reserves follows:

	April 2, 2006	December 31, 2005
Gross Inventories:
Raw cores	$ 6,718,000	$ 7,033,000
Parts	2,783,000	2,802,000
Sub-total raw materials	9,501,000	9,835,000
Work-in-process	3,096,000	3,016,000
Finished goods	6,071,000	6,273,000

Total gross inventories	$ 18,668,000	$ 19,124,000

Inventory Reserves:
Core devaluation	$ (3,781,000)	$ (3,699,000)
Obsolescence	(3,308,000)	(3,273,000)
Valuation reserves	(370,000)	(332,000)
Total inventory reserves	$ (7,459,000)	$ (7,304,000)

Total net inventories	$ 11,209,000	$ 11,820,000

Note 4.

For reporting purposes, product and core returns are offset against gross sales in arriving at net sales.  Total returns for the three months ended April 2, 2006 were $1,827,000 compared to $1,947,000 at April 3, 2005.

Note 5.

In the first quarter of 2006, net sales to the Company's four largest customers were approximately 81% of total net sales.  In comparison, net sales to the Company's four largest customers in the first quarter of 2005, were approximately 72% of total net sales.

A reduction in the level of sales to or the loss of one or more of these customers would have a material adverse effect on the Company’s financial condition and results of operations.

Note 6.

Long-lived Assets - The Company reviews the carrying values of its long-lived assets and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable.  Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less cost to sell.  As of April 2, 2006 there has been no impairment of long lived-assets.

Note 7.

The income tax expense attributable to operations for the three months ended April 2, 2006 and April 3, 2005, differed from the amounts computed by applying the federal income tax rate of 34% principally as a result of tax benefits recognized related to the carry forward of net operating losses.

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

At April 2, 2006, the balance outstanding on the Company’s revolver loan facility with PNC Bank, National Association was $6,396,000 and letter of credit accommodations were $40,000. Also at April 2, 2006, the balance outstanding on the Company’s commercial mortgage loan with Elk Horn Bank was $727,000. The total of the loan balances was $7,123,000, which compares to total loan balances at December 31, 2005 of $6,955,000 and letter of credit accommodations of $40,000.

At April 2, 2006, the Company was in compliance with the amended fixed charge coverage ratio covenant.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

      CONDITION AND RESULTS OF OPERATIONS

Management Overview

First quarter 2006 net sales of $6,137,000 were $324,000, or 5.6%, higher than the same period in 2005 primarily reflecting stronger air conditioning products sales and higher than anticipated net sales of carburetor products.  Cost of products sold for the quarter was higher than 2005 by $170,000, or 3.4%, principally as a result of higher sales revenues. Selling, distribution and administrative expenses for the quarter were higher than first quarter 2005 by $55,000, or 9.6%, primarily due to higher pension costs and professional fees. Operating income for the quarter was $404,000 versus $305,000 in first quarter 2005, an increase of $99,000, or 32.0%.

Interest cost for the quarter was down $23,000 over 2005, reflecting a lower revolver balance this year. Also in 2005, the Company incurred higher interest rates in the first quarter as a result of an amendment to the Credit, Loan and Security Agreement with PNC. The amendment resulted in a temporary modification of the revolving interest rate from 0.25% to 1.25% above bank prime through April 12, 2005.

Non-operating income for the quarter was $3,000 versus $43,000 in the same period of 2005, a $40,000 decrease. At the end of the first quarter of 2005, the Company met job expansion incentives which accounts for the significant decline in non-operating income from last year.  Net income for the first quarter was $239,000 versus $160,000 in 2005. The $79,000 increase in net income primarily reflects lower costs of products sold in comparison to net sales revenue for the quarter.

RESULTS OF OPERATIONS

Three months ended April 2, 2006 compared to three months ended April 3, 2005

Net sales for the quarter ending April 2, 2006 were $6,137,000 versus net sales of $5,813,000 for the same fiscal quarter in 2005.  The $324,000, or 5.6%, increase in net sales compared to 2005 reflected stronger net sales of air conditioning products and higher than anticipated net sales of carburetors. Net sales of constant velocity axle, heavy duty and agricultural product lines were lower than last year. Total product and core returns, which are accounted for as reductions to gross sales, were 22.5% and 24.7% of gross sales for the first quarter of 2006 and 2005, respectively. Product and core returns are accounted for on an accrual basis driven by gross sales, consequently the lower percentage in the first quarter of 2006 reflects the impact of increased sales of air conditioning products for which returns are typically lower.

Carburetor net sales were 46.5% and 47.1% of total net sales, respectively, for the first quarter of 2006 and 2005. Even though new vehicles sold are no longer equipped with carburetors in the United States and Canada, the Company continues to sell replacement units for older vehicles, which predominantly use carburetors.  The Company expects that the trend in carburetor sales will decline in future periods.  In addition, carburetor margins may be negatively impacted in the future as customers accelerate product returns during periods of declining demand.

Cost of products sold were $5,107,000, or 83.2%, of net sales for 2006 as compared to $4,937,000, or 84.9%, for the first quarter of 2005.  The $170,000, or 3.4% increase versus 2005 is primarily due to higher sales revenues. Increased costs were partially offset by higher average product selling prices in 2006.

Selling, distribution and administrative expenses for the first quarter 2006 were $626,000 compared to $571,000 in the first quarter of 2005. The spending increase of $55,000 primarily reflects higher costs of pension plans and professional services. These increases were partially mitigated by lower distribution, selling and administrative payroll expenses.

Operating income for the quarter was $404,000, compared to $305,000 for the first quarter of 2005.  The operating income increase versus 2005 is attributed primarily to the higher net sales.

Interest expense of $147,000 for the quarter was down $23,000 over 2005, reflecting a lower revolver balance this year. Also, in 2005 the Company was required to pay a temporary higher interest rate associated with the Amendment to the PNC Bank loan facility. On March 18, 2005, the Company entered into an amendment to the Credit, Loan and Security Agreement, setting forth the terms for temporary modification of the revolving interest rate from 0.25% to 1.25% above bank prime through April 12, 2005.

Non-operating income for the quarter was $3,000 versus $43,000 in the same period of 2005, a $40,000 decrease. At the end of the first quarter of 2005, the Company met job expansion incentives in Arkansas. This accounts for the significant decline in non-operating income from last year.

Net income was $239,000 for the first quarter versus $160,000 for 2005.  The $79,000, or 49.4%, increase primarily reflects lower costs and the stronger net sales performance.

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

Deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.  At April 2 2006, the Company’s deferred tax asset consisted principally of net inventory reserves and net operating loss carryforwards.  The Company’s deferred tax asset has been reduced by a valuation allowance to the extent such benefits are not expected to be fully utilized.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123, as revised, requires recognition of the cost of employee services provided in exchange for stock options and similar equity instruments based on the fair value of the instrument at the date of grant. Statement 123, as originally issued, is effective until the provisions of Statement 123(R) are fully adopted. Statement 123(R) is effective beginning in the first quarter of its fiscal year 2006. The Company adopted this guidance as of January 1, 2006 and will begin recognizing compensation expense related to stock options should any be issued.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs (“SFAS No. 151”).  SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The Company adopted this statement beginning in the first quarter 2006. It did not have a material effect on its financial statements, which is effective with fiscal years beginning after June 15, 2005.

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

Working Capital

Net working capital at April 2, 2006 was $7,469,000 compared to $6,925,000 at December 31, 2005, an increase of $544,000 primarily reflecting higher accounts receivable.

The April 2, 2006 net working capital balance was $2,905,000 lower on a comparable basis with the April 3, 2005 net working capital of $10,374,000. The lower first quarter 2006 balance reflects significantly lower inventories and lower trade accounts receivables versus the first quarter of 2005.

Net trade accounts receivable at April 2, 2006 were $10,082,000, an increase of $1,620,000 versus the year-end 2005 balance of $8,462,000.  The increase in the Company's accounts receivable balances at quarter-end versus the year-end primarily reflects the significant increase in net sales for the first quarter of 2006.

When compared to the April 3, 2005 trade receivables balance of $10,584,000, the quarter-end balance is $502,000 lower reflecting improved collections in 2006.

Net inventories of $11,209,000 at April 2, 2006 were $611,000 lower as compared to the year-end 2005 balance of $11,820,000.  The decrease in net inventory reflects a $316,000 decrease in raw cores and $202,000 decrease in finished goods. Work-in-process was up slightly and parts inventory balances were down slightly for the quarter. The inventory decreases are due to concerted efforts to reduce on-hand balances.

Compared to the April 3, 2005 balance of $12,380,000, the inventory decrease of $1,171,000 reflects the efforts to reduce inventory balances throughout 2005.

Accounts payable at April 2, 2006 were $7,947,000 compared to a balance at year-end 2005 of $7,803,000. The $144,000 increase in accounts payable is due to the higher net trade accounts payable which have resulted from increased raw materials spending in the past three months compared to year-end.

Compared to the April 3, 2005 balance of $8,147,000, accounts payable have decreased $200,000. Trade payables in the first quarter of 2006 decreased slightly reflecting lower expenditures for materials compared to the first quarter 2005.

Accrued expenses of $6,658,000 were up $374,000 from the fiscal year-end 2005 balance of $6,284,000, principally reflecting increases for stock adjustments, pension plans and taxes during the quarter.

Compared to the April 3, 2005 balance of $5,518,000, accrued expenses are higher by $1,140,000 principally reflecting differences in accruals for pension plans, stock adjustments and professional services.

Debt

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

At April 2, 2006, the balance outstanding on the Company’s revolver loan facility with PNC Bank, National Association was $6,396,000 and letter of credit accommodations were $40,000. Also at April 2, 2005, the balance outstanding on the Company’s commercial mortgage loan with Elk Horn Bank was $727,000. The total of the loan balances was $7,123,000, which compares to total loan balances at December 31, 2005 of $6,955,000 and letter of credit accommodations of $40,000.

 At April 2, 2006, the Company was in compliance with the amended fixed charge coverage ratio covenant.

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

The Company’s six largest customers accounted for a total of 89% of the Company’s net sales in the quarter ending April 2, 2006, with the four largest customers aggregating 81% of the total. For the same period in 2005, the Company’s six largest customers accounted for a total of 83% of the Company’s net sales, with the four largest customers comprising 72% of the total. A significant reduction in the level of net sales or the loss of a large customer could have a materially adverse impact on the Company’s financial condition and results of operations.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has credit facilities that bear interest at various rates based on the bank prime rate. Interest on $7,123,000, or 78.7%, of the Company's debt was variable based on the lender’s prime rate. Consequently, a general increase of 1% in the lender’s prime rate would result in additional interest cost of approximately $71,230 if the same debt level and structure were to be maintained.

ITEM 4.    CONTROLS AND PROCEDURES

The Company has carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, who is presently the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures provide reasonable assurance that such disclosure controls and procedures are effective in timely providing them with material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission filings. There have been no significant changes in the Company’s internal controls over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, such internal controls.

PART II.     OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

See Registrant’s Annual Report on Form 10-K, December 31, 2005, Environmental Section, pages 11 through 13, for the current background on these proceedings.

ITEM 1A.    RISK FACTORS

See Registrant’s Annual Report on Form 10-K, December 31, 2005, Risk Factors Section, pages 6 through 9, for the current information.

ITEM 6.    EXHIBITS

Exhibits

3(i)

Articles of Incorporation (incorporated by reference to Registrant's Quarterly Report on Form 10-Q "File No. 1-07807", for the quarter ended June 30, 1998).

3(ii)

By Laws (incorporated by reference to Registrant’s current report on Form 8-K, File No. 1-07807, filed June 5, 1997).

31

Rule 13a-14(a)/15(d)-14(a) Certification

32

Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHAMPION PARTS, INC.

(Registrant)

 Date:   May 17, 2006                                    By:    /s/ Jerry A. Bragiel

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

Rule 13a-14(a) / 15d-14(a) CERTIFICATION

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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated: May 17, 2006	/s/ Jerry A. Bragiel
Jerry A. Bragiel President, Chief Executive Officer and Acting Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PERSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2003

In connection with the Quarterly Report of Champion Parts, Inc., (the “Company”) on Form 10-Q for the quarter ended April 2, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Jerry A. Bragiel, President, Chief Executive Officer and Acting Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003, that to my knowledge:

(1)   The Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

(2)   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

May 17, 2006	/s/ Jerry A. Bragiel Jerry A. Bragiel President, Chief Executive Officer and Acting Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to Champion Parts, Inc. and will be retained by Champion Parts, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.