Form 10-Q
period 2006-07-02
CHAMPION PARTS INC
filed 2006-08-16
CIK 19161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2006

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

Yes [  ]

No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

                                  Class                                                     Outstanding as of July 2, 2006

               Common Shares - $0.10 Par Value                                          3,655,266

Champion Parts, Inc.

Form 10-Q

Cross Reference Index

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	19

ITEM 1A.	RISK FACTORS	19

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	19

	SIGNATURE PAGE	20

EXHIBITS
31.1	Rule 13a-14(a) / 15d-14(a) CERTIFICATION	21
32.1	SECTION 906 CERTIFICATION	22

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CHAMPION PARTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	July 2, 2006	December 31, 2005
ASSETS

CURRENT ASSETS:
Cash	$ 255,000	$ 276,000
Accounts receivable trade, less allowance for uncollectibles
of $1,321,000 and $1,205,000 in 2006 and 2005, respectively	9,326,000	8,462,000

Miscellaneous receivables	103,000	120,000

Inventories, net of reserves	11,609,000	11,820,000

Prepaid expenses and other assets	403,000	443,000
Total current assets	21,696,000	21,121,000

PROPERTY, PLANT AND EQUIPMENT:
Land	70,000	70,000
Buildings	4,461,000	4,461,000
Machinery and equipment	14,544,000	14,514,000
Gross property, plant & equipment	19,075,000	19,045,000
Less: Accumulated depreciation	17,234,000	17,072,000
Net property, plant & equipment	1,841,000	1,973,000

Total other assets	386,000	393,000

Total assets	$23,923,000	$23,487,000

The accompanying notes are an integral part of these statements.

CHAMPION PARTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	July 2, 2006	December 31, 2005
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$7,870,000	$7,803,000
Accrued expenses:
Salaries, wages and employee benefits	507,000	378,000
Other accrued expenses	5,652,000	5,853,000
Taxes other than income	139,000	53,000
Current maturities – mortgage note	111,000	109,000

Total current liabilities	14,279,000	14,196,000

LONG-TERM DEBT:
Long-term notes payable – revolver	6,249,000	6,193,000
Long-term notes payable – mortgage note	598,000	653,000
Long-term notes payable – subordinated debt	1,793,000	1,793,000
Long-term notes payable – asset purchase note	130,000	130,000
Total long-term debt	8,770,000	8,769,000

STOCKHOLDERS' EQUITY:

Preferred stock - No par value; authorized, 10,000,000
shares; issued and outstanding, none	-0-	-0-
Common stock - $.10 par value; authorized, 50,000,000 shares,
issued and outstanding, 3,655,266 shares	366,000	366,000
Additional paid-in capital	15,578,000	15,578,000
Accumulated (deficit)	(12,583,000)	(12,935,000)
Accumulated other comprehensive (loss)	(2,487,000)	(2,487,000)
Total stockholders’ equity	874,000	522,000

Total liabilities and stockholders’ equity	$23,923,000	$23,487,000

       The accompanying notes are an integral part of these statements.

CHAMPION PARTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (CONDENSED)

FOR THE PERIODS ENDED

(Unaudited)

	Six Months July 2, 2006	Six Months July 3, 2005	Three Months July 2, 2006	Three Months July 3, 2005
Net Sales	$10,670,000	$11,808,000	$4,532,000	$5,995,000
Costs and Expenses:
Cost of products sold	8,801,000	9,980,000	3,810,000	5,044,000
Selling, distribution & administrative	1,194,000	1,140,000	451,000	568,000
Total costs and expenses	9,995,000	11,120,000	4,261,000	5,612,000

Operating income	675,000	688,000	271,000	383,000

Non-operating expense/(income):
Interest expense, net	286,000	322,000	139,000	150,000
Other non-operating (income)	(4,000)	(86,000)	(2,000)	(42,000)
Total non-operating expense/(income)	282,000	236,000	137,000	108,000

Net income before income taxes	393,000	452,000	134,000	275,000

Income taxes	41,000	36,000	21,000	19,000

Net income	$ 352,000	$ 416,000	$ 113,000	$ 256,000

Weighted Average Common Shares Outstanding:
Basic	3,655,266	3,655,266	3,655,266	3,655,266
Diluted	3,708,134	3,745,776	3,712,473	3,738,181

Earnings Per Common Share - Basic:
Net income per common share - basic	$ 0.10	$ 0.11	$ 0.03	$ 0.07

Earnings Per Common Share - Diluted:
Net income per common share - diluted	$ 0.09	$ 0.11	$ 0.03	$ 0.07

The accompanying notes are an integral part of these statements.

CHAMPION PARTS, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

 (Unaudited)

	Common Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated (Deficit)	Accumulated Comprehensive (Loss)

BALANCE – December 31, 2005	3,655,266	$ 366,000	$ 15,578,000	$(12,935,000)	$ (2,487,000)

Net Income	-0-	-0-	-0-	352,000	-0-

BALANCE – July 2, 2006	3,655,266	$ 366,000	$ 15,578,000	$(12,583,000)	$ (2,487,000)

The accompanying notes are an integral part of these statements.

CHAMPION PARTS, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Six Months July 2, 2006	Six Months July 3, 2005	Three Months July 2, 2006	Three Months July 3, 2005

Net income and other comprehensive income	$ 352,000	$ 416,000	$ 113,000	$ 256,000

The accompanying notes are an integral part of these statements.

CHAMPION PARTS, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	Six Months July 2, 2006	Six Months July 3, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$ 352,000	$ 416,000

Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	169,000	231,000
Provision for inventory write-offs	278,000	57,000
Provision for doubtful accounts	116,000	160,000
Changes in assets and liabilities:
Accounts receivable – gross	(980,000)	(17,000)
Other accounts receivable	17,000	20,000
Inventories – gross	(67,000)	924,000
Prepaid expenses	40,000	44,000
Accounts payable	67,000	880,000
Accrued liabilities and other	15,000	170,000
NET CASH PROVIDED BY OPERATING ACTIVITIES	7,000	2,885,000

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(30,000)	(102,000)
NET CASH USED IN INVESTING ACTIVITIES	(30,000)	(102,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowing under revolving loan agreement	56,000	(2,811,000)
(Payments) on mortgage note obligation	(54,000)	(52,000)
(Payments) on term note obligations	-0-	-0-
(Payments) under long-term subordinate debt obligations	-0-	(6,000)
NET CASH (USED IN) FINANCING ACTIVITIES	2,000	(2,869,000)
NET (DECREASE)/ INCREASE IN CASH AND CASH EQUIVALENTS	(21,000)	(86,000)

CASH AND CASH EQUIVALENTS - Beginning of period	276,000	358,000

CASH AND CASH EQUIVALENTS - End of period	$ 255,000	$ 272,000

Supplemental disclosures of cash flow information
Cash paid during the half:
Income taxes	$ 117,000	$ 41,000
Interest	247,000	322,000

The accompanying notes are an integral part of these statements.

CHAMPION PARTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

_________________________________________________________________

Note 1.

The accompanying financial statements for the six months ending July 2, 2006 and July 3, 2005 have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  The condensed consolidated financial statements and these notes should be read in conjunction with the consolidated financial statements and footnotes of the Company included in the Company's Annual Report submitted on Form 10-K for the year ended December 31, 2005.

The consolidated balance sheet at December 31, 2005 has been derived from the audited financial statements at that date.

The Company previously adopted Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information” and management views the Company as one business segment, the remanufacturing of auto parts.

Note 2.

The information furnished herein reflects all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period.  Results of operations for the six months ending July 2, 2006 are not necessarily indicative of results to be expected for the entire year.

Note 3.

Inventories are valued at the lower of cost (first-in, first-out method) or market.  A summary of the gross inventories and reserves follows:

	July 2, 2006	December 31, 2005
Gross Inventories:
Raw cores	$ 6,456,000	$ 7,033,000
Parts	2,906,000	2,802,000
Sub-total raw materials	9,362,000	9,835,000
Work-in-process	2,895,000	3,016,000
Finished goods	6,933,000	6,273,000

Total gross inventories	$ 19,190,000	$ 19,124,000

Inventory Reserves:
Core devaluation	$ (3,852,000)	$ (3,699,000)
Obsolescence	(3,332,000)	(3,273,000)
Valuation reserves	(397,000)	(332,000)
Total inventory reserves	$ (7,581,000)	$ (7,304,000)

Total net inventories	$ 11,609,000	$ 11,820,000

Note 4.

For reporting purposes, product and core returns are offset against gross sales in arriving at net sales.  Total returns for the three months ended July 2, 2006 were $1,405,000 compared to $1,702,000 for the three months ended July 3, 2005. Total returns for the six months ended July 2, 2006 were $3,232,000 compared to $3,649,000 for the six months ended July 3, 2005.

Note 5.

In the second quarter of 2006, net sales to the Company's four largest customers were approximately 72% of total net sales.  In comparison, net sales to the Company's four largest customers in the second quarter of 2005, were approximately 72% of total net sales.

A reduction in the level of sales to or the loss of one or more of these customers would have a material adverse effect on the Company’s financial condition and results of operations.

Note 6.

Long-lived Assets - The Company reviews the carrying values of its long-lived assets and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable.  Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less cost to sell.  As of July 2, 2006 there has been no impairment of long lived-assets.

Note 7.

The income tax expense attributable to operations for the six months ended July 2, 2006 and July 3, 2005, differed from the amounts computed by applying the federal income tax rate of 34% principally as a result of tax benefits recognized related to the carry forward of net operating losses.

Note 8.

Debt - On August 10, 2004, the Company entered into a three-year secured revolving credit facility with PNC Bank, National Association.  Maximum credit available under the PNC facility is $14,000,000, including available letter of credit accommodations of $1,000,000.  The interest rate on the revolving debt facility is lender prime plus 1/4 % or LIBOR plus 2%, and for letters of credit, the rate is 3.25% per annum on the daily outstanding balance.

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

In May, 2006, PNC Bank, National Association, notified the Company of PNC Bank’s determination that, at April 2, 2006, the Company was not in compliance with the fixed charge coverage ratio covenant in the Loan Agreement, as amended.  The Company has also determined that at July 2, 2006, the Company was not in compliance with the fixed charge coverage ratio covenant.  The Company is discussing with PNC Bank a potential waiver by PNC Bank of such noncompliance.

At July 2, 2006, the balance outstanding on the Company’s revolver loan facility with PNC Bank, National Association was $6,249,000 and letter of credit accommodations were $40,000. Also at July 2, 2006, the balance outstanding on the Company’s commercial mortgage loan with Elk Horn Bank was $709,000. The total of the loan balances was $6,958,000, which compares to total loan balances at December 31, 2005 of $6,955,000 and letter of credit accommodations of $40,000.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

      CONDITION AND RESULTS OF OPERATIONS

Management Overview

Second quarter 2006 net sales of $4,532,000 were $1,463,000, or 24.4%, lower than the same period in 2005 reflecting significantly lower sales of constant velocity axles, heavy duty and agricultural products.  Cost of products sold for the quarter was lower than 2005 by $1,234,000, as a result of significantly lower sales.  Selling, distribution and administrative expenses for the quarter were also lower than the second quarter 2005, by $117,000, or 20.6%, primarily due to lower sales. Operating income for the quarter was $271,000 versus $383,000 in second quarter 2005, a decrease of $112,000, or 29.2%.

Interest expense for the quarter was $11,000 less compared to the same period in 2005, reflecting a lower revolver balance, but partially offset by higher interest rates.

First six months 2006 net sales of $10,670,000 were $1,138,000, or 9.6%, lower than the same period in 2005 primarily reflecting lower sales of constant velocity axles, heavy duty and agricultural products.  Cost of products sold for the first half was lower than 2005 by $1,179,000, as a result of significantly lower sales, and product mix.  Selling, distribution and administrative expenses for the half were higher than 2005 by $54,000, or 4.7%, primarily due to higher pension costs. Operating income for the first half was $675,000 versus $688,000 in first half 2005, a decrease of $13,000, or 1.9%.

Interest cost in the first six months of 2006 was down $36,000 over the corresponding period in 2005, reflecting a lower revolver balance, but partially offset by higher interest rates. On August 10, 2004, the Company entered into a three-year credit facility with PNC Bank, National Association.  Maximum credit available under the PNC facility is $14,000,000, including available letter of credit accommodations of $1,000,000.  The interest rate on the revolving debt facility was lender prime plus 0.25% or LIBOR plus 2%, and for letters of credit, the rate is 3.25% per annum on the daily outstanding balance. The interest rate on the Company’s revolving line of credit was increased from 0.25% to 1.25% above bank prime for the period of March 18, 2005 through April 12, 2005 pursuant to an amendment to the Company’s Credit, Loan and Security Agreement with PNC Bank (the “Loan Agreement”). The amendment also added a definition of collateral monitoring fees and redefined the fixed charge coverage ratio covenant from a quarterly basis to a rolling twelve month basis. Interest rates have subsequently returned to the level originally specified in the Loan Agreement. Bank prime (8.25% on July 2, 2006) was higher compared to 2005 (6.25% on July 3, 2005).

Non-operating income in the first six months of 2006 was $4,000 versus $86,000 in the same period of 2005, an $82,000 decrease. In the first six months of 2005, the Company earned $78,000 in rebates from the State of Arkansas for meeting job expansion incentives.  Net income for the first six months of 2006 was $352,000 versus $416,000 in 2005. On a comparison basis, the $64,000 decline in net income primarily reflects the lower non-operating income in 2006 described above.

RESULTS OF OPERATIONS

Three months ended July 2, 2006 compared to three months ended July 3, 2005

Net sales for the quarter ending July 2, 2006 were $4,532,000 versus net sales of $5,995,000 for the same fiscal quarter in 2005.  The $1,463,000, or 24.4%, decrease in net sales compared to the second quarter of 2005 reflects lower sales of constant velocity axles, heavy duty and agricultural products.  Total product and core returns, which are accounted for as reductions to gross sales, were 23.2% and 21.7% of gross sales for the second quarter of 2006 and 2005, respectively. Product and core returns are accounted for on an accrual basis driven by gross sales, the higher percentage for the second quarter of 2006 reflects the impact of higher core returns for the period.

Carburetor net sales were 50.7% and 42.3% of total net sales, for the second quarter of 2006 and 2005, respectively. Even though new vehicles sold are no longer equipped with carburetors in the United States and Canada, the Company continues to sell replacement units for older vehicles, which predominantly use carburetors.  The Company expects that the trend in carburetor sales will decline in future periods.  In addition, carburetor margins may be negatively impacted in the future as customers accelerate product returns during periods of declining demand.

Cost of products sold was $3,810,000, or 84.1%, of net sales for 2006 as compared to $5,044,000, or 84.1%, for the second quarter of 2005.  The $1,234,000, decrease versus 2005 is due to lower sales revenues.  Increased costs were principally offset by higher average selling prices in 2006.

Selling, distribution and administrative expenses for the second quarter 2006 were $451,000 compared to $568,000 in second quarter of 2005. The spending decrease of $117,000 primarily reflects lower sales.

Operating income for the quarter was $271,000, compared to $383,000 for the second quarter of 2005.  The operating income decrease versus 2005 is attributed to lower sales of products sold as described above.

Interest expense of $139,000 for the quarter was $11,000 less than 2005, reflecting a lower revolver balance this year.  The revolving interest rate is 0.25% above bank prime.  The commercial loan rate on the Company’s Hope, Arkansas property is New York prime plus 2% adjusted quarterly.

Non-operating income for the second quarter of 2006 was $2,000 versus $42,000 in the same period of 2005. In 2005, the Company earned $39,000 in rebates from the State of Arkansas for meeting job expansion incentives.

Net income was $113,000 for the second quarter versus $256,000 for 2005.  The $143,000, or 55.9%, decline resulted primarily from lower sales of products.

Six months ended July 2, 2006 compared to six months ended July 3, 2005

Net sales for the six months ending July 2, 2006 were $10,670,000 versus net sales of $11,808,000 for the same fiscal period in 2005.  The $1,138,000, or 9.6%, decrease in net sales compared to the second quarter of 2005 reflects lower sales of constant velocity axles, heavy duty, agricultural, and fuel system products.  Air conditioning products sales in the first half of 2006 were moderately higher than the same period of 2005.  Total product and core returns, which are accounted for as reductions to gross sales, were 22.8% and 23.2% of gross sales for the first half of 2006 and 2005, respectively. Product and core returns are accounted for on an accrual basis driven by gross sales.

Carburetor net sales were 49.8% and 45.1% of total net sales, for the first six months of 2006 and 2005, respectively. Even though new vehicles sold are no longer equipped with carburetors in the United States and Canada, the Company continues to sell replacement units for older vehicles, which predominantly use carburetors.  The Company expects that the market for carburetors will decline in future periods.  In addition, carburetor margins may be negatively impacted in the future as customers accelerate product returns during periods of declining demand.

Cost of products sold was $8,801,000, or 82.5%, of net sales for 2006 as compared to $9,980,000, or 84.5%, for the first half of 2005.  The $1,179,000, decrease versus 2005 is primarily due to significantly lower sales.  Increased costs, primarily for materials, were partially offset by higher average selling prices in 2006.

Selling, distribution and administrative expenses year-to-date in 2006 were $1,194,000 compared to $1,140,000 in the same period of 2005. The spending increase of $54,000 primarily reflects higher pension costs in 2006.  Administrative salaries and associated fringe costs were lower than last year.

Operating income for the first half was $675,000, compared to $688,000 for the first half of 2005.  The operating income decrease versus 2005 is attributed primarily to lower sales.

Interest expense of $286,000 for the six months was down $36,000 over 2005, reflecting a lower revolver balance. On March 18, 2005, the Company entered into an amendment to the Credit, Loan and Security Agreement with PNC Bank. The amendment set forth the terms for temporary modification of the revolving interest rate from 0.25% to 1.25% above bank prime through April 12, 2005; the terms for temporary over-formula advances resulting from a change in the Lender’s interpreting the formula for calculating Eligible Receivables; the definition of collateral monitoring fees; and the redefinition of the fixed charge coverage ratio covenant from a quarterly basis to a rolling twelve month basis.  Interest rates have subsequently returned to the level originally specified in the Loan Agreement.  Bank prime (8.25% on July 2, 2006) was higher compared to 2005 (6.25% on July 3, 2005).

Non-operating income for the period was $4,000 versus $86,000 recorded in 2005, an $82,000 decrease.   In 2005, the Company earned $78,000 in rebates from the State of Arkansas for meeting job expansion incentives.

Net income was $352,000 for the first six months versus $416,000 for 2005.  The $64,000, or 15.4% decline, primarily reflects lower non-operating income in 2006, described above.

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

Deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.  At July 2, 2006, the Company’s deferred tax asset consisted principally of net inventory reserves and net operating loss carryforwards.  The Company’s deferred tax asset has been reduced by a valuation allowance to the extent such benefits are not expected to be fully utilized.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123, as revised, requires recognition of the cost of employee services provided in exchange for stock options and similar equity instruments based on the fair value of the instrument at the date of grant. Statement 123, as originally issued, is effective until the provisions of Statement 123(R) are fully adopted. Statement 123(R) is effective beginning in the first quarter of its fiscal year 2006. The Company adopted this guidance as of January 1, 2006 and will begin recognizing compensation expense related to stock options should any be issued.  There were no non-vested options at January 1, 2006.  There were no options granted in the six months ended July 2, 2006 and July 3, 2005.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Overview

On August 10, 2004, the Company entered into a three-year credit facility with PNC Bank, National Association.  Maximum credit available under the PNC facility is $14,000,000, including available letter of credit accommodations of $1,000,000.  The interest rate on the revolving debt facility was lender prime plus 0.25% or LIBOR plus 2%, and for letters of credit, the rate is 3.25% per annum on the daily outstanding balance. The interest rate on the Company’s revolving line of credit was increased from 0.25% to 1.25% above bank prime for the period of March 18, 2005 through April 12, 2005 pursuant to an amendment to the Company’s Credit, Loan and Security Agreement with PNC Bank (the “Loan Agreement”). The amendment also added a definition of collateral monitoring fees and redefined the fixed charge coverage ratio covenant from a quarterly basis to a rolling twelve month basis. Interest rates have subsequently returned to the level originally specified in the Loan Agreement. Bank prime (8.25% on July 2, 2006) was higher compared to 2005 (6.25% on July 3, 2005).

Also on August 10, 2004, the Company entered into a commercial property loan on the Hope, Arkansas property with Elk Horn Bank and Trust Company acting as lead bank for a group of five lending institutions. The loan with Elk Horn was for $900,000, with seven-year amortization and an interest rate of New York prime plus 2% adjusted quarterly.

In May, 2006, PNC Bank, National Association, notified the Company of PNC Bank’s determination that, at April 2, 2006, the Company was not in compliance with the fixed charge coverage ratio covenant in the Loan Agreement, as amended.  The Company has also determined that at July 2, 2006, the Company was not in compliance with the fixed charge coverage ratio covenant.  The Company is discussing with PNC Bank a potential waiver by PNC Bank of such noncompliance.

Management believes that the Company will be able to finance its working capital needs in the current year and the foreseeable future through the use of borrowings and cash flows generated from operations.

Working Capital

Net working capital at July 2, 2006 was $7,417,000 compared to $6,925,000 at December 31, 2005, an increase of $492,000 primarily reflecting higher accounts receivable.

The July 2, 2006 net working capital balance was $1,258,000 lower on a comparable basis with the July 3, 2005 net working capital of $8,673,000. The lower 2006 balance primarily reflects lower trade accounts receivables and lower inventories versus the first quarter of 2005.

Net trade accounts receivable at July 2, 2006 were $9,326,000, an increase of $864,000 versus the year-end 2005 balance of $8,462,000.  The increase in the Company's accounts receivable balance at the end of the first half versus year-end reflects higher sales and longer payment terms in the first six months of 2006 compared to the last six months of 2005. Payment terms vary by product line and the size of orders.

When compared to the July 3, 2005 trade receivables balance of $10,267,000, the six month-end balance is $941,000 lower reflecting lower sales in 2006.

Net inventories of $11,609,000 at July 2, 2006 were $211,000 lower as compared to the year-end 2005 balance of $11,820,000.  The decrease in net inventory primarily reflects a decrease in raw cores and work-in-process. Finished goods were up for the first six months of 2006 in anticipation of higher sales.

Compared to the July 3, 2005 balance of $11,819,000, the inventory decrease of $210,000 reflects the efforts to reduce inventory balances.

Accounts payable at July 2, 2006 were $7,870,000 compared to a balance at year-end 2005 of $7,803,000. The $67,000 increase in accounts payable is due to the higher net trade accounts payable which have resulted from increased raw materials spending in the first six months compared to the last half of 2005.

Compared to the July 3, 2005 balance of $8,881,000, accounts payable have decreased $1,011,000. Trade payables in the first half of 2006 decreased as a result of lower sales compared to the first half of 2005.

Accrued expenses of $6,298,000 were up $14,000 from the fiscal year-end 2005 balance of $6,284,000, principally reflecting increases for stock adjustments.

Compared to the July 3, 2005 balance of $5,537,000, accrued expenses are higher by $761,000 principally reflecting increased accruals for stock adjustments and pension plans.

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

At July 2, 2006, the balance outstanding on the Company’s revolver loan facility with PNC Bank, National Association was $6,249,000 and letter of credit accommodations were $40,000. Also at July 2, 2006, the balance outstanding on the Company’s commercial mortgage loan with Elk Horn Bank was $709,000. The total of the loan balances was $6,958,000, which compares to total loan balances at December 31, 2005 of $6,955,000 and letter of credit accommodations of $40,000.

In May, 2006, PNC Bank, National Association, notified the Company of PNC Bank’s determination that, at April 2, 2006, the Company was not in compliance with the fixed charge coverage ratio covenant in the Loan Agreement, as amended.  The Company has also determined that at July 2, 2006, the Company was not in compliance with the fixed charge coverage ratio covenant.  The Company is discussing with PNC Bank a potential waiver by PNC Bank of such noncompliance.

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

The Company’s six largest customers accounted for a total of 85% of the Company’s net sales in the six months ending July 2, 2006, with the four largest customers aggregating 77% of the total. For the same period in 2005, the Company’s six largest customers accounted for a total of 84% of the Company’s net sales, with the four largest customers comprising 72% of the total. A significant reduction in the level of net sales or the loss of a large customer could have a materially adverse impact on the Company’s financial condition and results of operations.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has credit facilities that bear interest at various rates based on the bank prime rate. Interest on $6,958,000, or 78.3%, of the Company's debt was variable based on the lender’s prime rate. Consequently, a general increase of 1% in the lender’s prime rate would result in additional interest cost of approximately $69,580 if the same debt level and structure were to be maintained.

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

CHAMPION PARTS, INC.

(Registrant)

 Date:   August 16, 2006                                   By:    /s/ Jerry A. Bragiel

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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated: August 16, 2006	/s/ Jerry A. Bragiel
Jerry A. Bragiel President, Chief Executive Officer and Acting Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PERSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2003

In connection with the Quarterly Report of Champion Parts, Inc., (the “Company”) on Form 10-Q for the quarter ended July 2, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Jerry A. Bragiel, President, Chief Executive Officer and Acting Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003, that to my knowledge:

(1)   The Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

(2)   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

August 16, 2006	/s/ Jerry A. Bragiel Jerry A. Bragiel President, Chief Executive Officer and Acting Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to Champion Parts, Inc. and will be retained by Champion Parts, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.