Form 10-Q/A
period 2006-07-02
CHAMPION PARTS INC
filed 2006-09-05
CIK 19161

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

This Amendment No. 1 on Form 10-Q/A amends our quarterly report on Form 10-Q for the quarter ended July 2, 2006, which was originally filed with the SEC on August 16, 2006. The purpose of this Amendment No. 1 is to correct Note 5 to the financial statements and Part I, Item 2, "Factors Which May Affect Future Results" to correct an inadvertent omission.  This Amendment No. 1 continues to speak as of the date of the original Form 10-Q filing, except that we have included as exhibits updated certifications from our chief executive officer and acting chief financial officer, as exhibits 31.1 and 32.1, respectively. This Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the date of the original Form 10-Q filing, including any amendments to those filings.

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

Note 5.

Recently the fourth largest customer of the Company informally advised the Company that it is planning to begin purchasing products from one of its affiliates.  The Company is exploring its options to retain some or all of this business. In the second quarter of 2006, net sales to the Company's four largest customers were approximately 72% of total net sales.  In comparison, net sales to the Company's four largest customers in the second quarter of 2005, were approximately 72% of total net sales.

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

Recently the fourth largest customer of the Company informally advised the Company that it is planning to begin purchasing products from one of its affiliates.  The Company is exploring its options to retain some or all of this business. The Company’s six largest customers accounted for a total of 85% of the Company’s net sales in the six months ending July 2, 2006, with the four largest customers aggregating 77% of the total. For the same period in 2005, the Company’s six largest customers accounted for a total of 84% of the Company’s net sales, with the four largest customers comprising 72% of the total. A significant reduction in the level of net sales or the loss of a large customer could have a materially adverse impact on the Company’s financial condition and results of operations.

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

CHAMPION PARTS, INC.

(Registrant)

 Date:   September 5, 2006                                   By:    /s/ Jerry A. Bragiel

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

Exhibit 31.1

Rule 13a-14(a) / 15d-14(a) CERTIFICATION

I, Jerry A. Bragiel, President, Chief Executive Officer and Acting Chief Financial Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A of Champion Parts, Inc.;

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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated: September 5, 2006	/s/ Jerry A. Bragiel
Jerry A. Bragiel President, Chief Executive Officer and Acting Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PERSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2003

In connection with the Quarterly Report of Champion Parts, Inc., (the “Company”) on Form 10-Q/A for the quarter ended July 2, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Jerry A. Bragiel, President, Chief Executive Officer and Acting Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003, that to my knowledge:

(1)   The Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

(2)   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

September 5, 2006	/s/ Jerry A. Bragiel Jerry A. Bragiel President, Chief Executive Officer and Acting Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to Champion Parts, Inc. and will be retained by Champion Parts, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.