Form 10-Q
period 2006-10-01
CHAMPION PARTS INC
filed 2006-11-15
CIK 19161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2006

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

Yes [  ]

No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

                                  Class                                                     Outstanding as of October 1, 2006

               Common Shares - $0.10 Par Value                                          3,655,266

Champion Parts, Inc.

Form 10-Q

Cross Reference Index

PART I	FINANCIAL INFORMATION	PAGE

ITEM 1.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
	Balance Sheets – Assets	3
	Balance Sheets - Liabilities & Stockholders' Equity	4
	Statements of Income	5
	Statement of Stockholders' Equity	6
	Statements of Comprehensive Income	7
	Statements of Cash Flows	8
	Notes to Financial Statements	9-10

ITEM 2.	MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS
	Management Overview	11
	Results of Operations
	Three Months Ended October 1, 2006	12
	Nine Months Ended October 1, 2006	13
	Critical Accounting Policies and Estimates	14
	Recent Accounting Pronouncements	14-15
	Liquidity and Capital Resources
	Liquidity Overview	16
	Working Capital	16-17
	Debt	17
	Seasonality	17
	Future Outlook	17-18
	Factors Which May Affect Future Results	18
	Off-Balance Sheet Arrangements	18
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	19

ITEM 4.	CONTROLS AND PROCEDURES	19

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	20

ITEM 1A.	RISK FACTORS	20

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	20

	SIGNATURE PAGE	21

EXHIBITS
31.1	Rule 13a-14(a) / 15d-14(a) CERTIFICATION	22
32.1	SECTION 906 CERTIFICATION	23

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CHAMPION PARTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	October 1, 2006	December 31, 2005
ASSETS

CURRENT ASSETS:
Cash	$ 230,000	$ 276,000
Accounts receivable trade, less allowance for uncollectibles
of $1,196,000 and $1,205,000 in 2006 and 2005, respectively	8,627,000	8,462,000

Miscellaneous receivables	97,000	120,000

Inventories, net of reserves	11,786,000	11,820,000

Prepaid expenses and other assets	400,000	443,000
Total current assets	21,140,000	21,121,000

PROPERTY, PLANT AND EQUIPMENT:
Land	70,000	70,000
Buildings	4,461,000	4,461,000
Machinery and equipment	14,568,000	14,514,000
Gross property, plant & equipment	19,099,000	19,045,000
Less: Accumulated depreciation	17,315,000	17,072,000
Net property, plant & equipment	1,784,000	1,973,000

Total other assets	774,000	393,000

Total assets	$23,698,000	$23,487,000

The accompanying notes are an integral part of these statements.

CHAMPION PARTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	October 1, 2006	December 31, 2005
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$8,101,000	$7,803,000
Accrued expenses:
Salaries, wages and employee benefits	436,000	378,000
Other accrued expenses	5,300,000	5,853,000
Taxes other than income	112,000	53,000
Current maturities – mortgage note	115,000	109,000

Total current liabilities	14,064,000	14,196,000

LONG-TERM DEBT:
Long-term notes payable – revolver	6,354,000	6,193,000
Long-term notes payable – mortgage note	567,000	653,000
Long-term notes payable – subordinated debt	1,793,000	1,793,000
Long-term notes payable – asset purchase note	130,000	130,000
Total long-term debt	8,844,000	8,769,000

STOCKHOLDERS' EQUITY:

Preferred stock - No par value; authorized, 10,000,000
shares; issued and outstanding, none	-0-	-0-
Common stock - $.10 par value; authorized, 50,000,000 shares,
issued and outstanding, 3,655,266 shares	366,000	366,000
Additional paid-in capital	15,578,000	15,578,000
Accumulated (deficit)	(12,667,000)	(12,935,000)
Accumulated other comprehensive (loss)	(2,487,000)	(2,487,000)
Total stockholders’ equity	790,000	522,000

Total liabilities and stockholders’ equity	$23,698,000	$23,487,000

       The accompanying notes are an integral part of these statements.

CHAMPION PARTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (CONDENSED)

FOR THE PERIODS ENDED

(Unaudited)

	Nine Months October 1, 2006	Nine Months October 2, 2005	Three Months October 1, 2006	Three Months October 2, 2005
Net Sales	$14,934,000	$17,128,000	$4,264,000	$5,320,000
Costs and Expenses:
Cost of products sold	12,561,000	14,733,000	3,713,000	4,752,000
Selling, distribution & administrative	1,638,000	1,701,000	491,000	562,000
Total costs and expenses	14,199,000	16,434,000	4,204,000	5,314,000

Operating income	735,000	694,000	60,000	6,000

Non-operating expense/(income):
Interest expense, net	444,000	450,000	157,000	128,000
Other non-operating (income)	(7,000)	(89,000)	(2,000)	(3,000)
Total non-operating expense/(income)	437,000	361,000	155,000	125,000

Net income before income taxes	298,000	333,000	(95,000)	(119,000)

Income taxes/(benefit)	30,000	54,000	(31,000)	19,000

Net income/(loss)	$ 268,000	$ 279,000	$ (64,000)	$ (138,000)

Weighted Average Common Shares Outstanding:
Basic	3,655,266	3,655,266	3,655,266	3,655,266
Diluted	3,716,303	3,741,424	3,725,697	3,732,721

Earnings Per Common Share - Basic:
Net income per common share - basic	$ 0.07	$ 0.08	$ (0.02)	$ (0.04)

Earnings Per Common Share - Diluted:
Net income per common share - diluted	$ 0.07	$ 0.07	$ (0.02)	$ (0.04)

The accompanying notes are an integral part of these statements.

CHAMPION PARTS, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

 (Unaudited)

	Common Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated (Deficit)	Accumulated Comprehensive (Loss)

BALANCE – December 31, 2005	3,655,266	$ 366,000	$ 15,578,000	$(12,935,000)	$ (2,487,000)

Net Income	-0-	-0-	-0-	268,000	-0-

BALANCE – October 1, 2006	3,655,266	$ 366,000	$ 15,578,000	$(12,667,000)	$ (2,487,000)

The accompanying notes are an integral part of these statements.

CHAMPION PARTS, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Nine Months October 1, 2006	Nine Months October 2, 2005	Three Months October 1, 2006	Three Months October 2, 2005

Net income and other comprehensive income	$ 268,000	$ 279,000	$ (64,000)	$ (138,000)

The accompanying notes are an integral part of these statements.

CHAMPION PARTS, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	Nine Months October 1, 2006	Nine Months October 2, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$ 268,000	$ 279,000

Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	243,000	345,000
Provision for inventory write-offs	416,000	171,000
Provision for doubtful accounts	(9,000)	120,000
Changes in assets and liabilities:
Accounts receivable – gross	(156,000)	1,693,000
Other accounts receivable	23,000	5,000
Inventories – gross	(382,000)	941,000
Prepaid expenses	43,000	63,000
Other assets	(381,000)	-0-
Accounts payable	298,000	299,000
Accrued liabilities and other	(436,000)	349,000
NET CASH (USED)PROVIDED BY OPERATING ACTIVITIES	(73,000)	4,265,000

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(54,000)	(124,000)
NET CASH (USED) IN INVESTING ACTIVITIES	(54,000)	(124,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments) borrowing under revolving loan agreement	161,000	(3,903,000)
(Payments) on mortgage note obligation	(80,000)	(79,000)
(Payments) on term note obligations	-0-	-0-
(Payments) under long-term subordinate debt obligations	-0-	(6,000)
NET CASH (USED IN) FINANCING ACTIVITIES	81,000	(3,994,000)
NET (DECREASE)/ INCREASE IN CASH AND CASH EQUIVALENTS	(46,000)	147,000

CASH AND CASH EQUIVALENTS - Beginning of period	276,000	358,000

CASH AND CASH EQUIVALENTS - End of period	$ 230,000	$ 511,000

Supplemental disclosures of cash flow information
Cash paid during the first nine months:
Income taxes	$ 147,000	$ 99,828
Interest	441,000	450,000

The accompanying notes are an integral part of these statements.

CHAMPION PARTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

_________________________________________________________________

Note 1.

The accompanying financial statements for the nine months ending October 1, 2006 and October 2, 2005 have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  The condensed consolidated financial statements and these notes should be read in conjunction with the consolidated financial statements and footnotes of the Company included in the Company's Annual Report submitted on Form 10-K for the year ended December 31, 2005.

The consolidated balance sheet at December 31, 2005 has been derived from the audited financial statements at that date.

The Company previously adopted Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information” and management views the Company as one business segment, the remanufacturing of auto parts.

Note 2.

The information furnished herein reflects all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period.  Results of operations for the nine months ending October 1, 2006 are not necessarily indicative of results to be expected for the entire year.

Note 3.

Inventories are valued at the lower of cost (first-in, first-out method) or market.  A summary of the gross inventories and reserves follows:

	October 1, 2006	December 31, 2005
Gross Inventories:
Raw cores	$ 6,382,000	$ 7,033,000
Parts	3,005,000	2,802,000
Sub-total raw materials	9,387,000	9,835,000
Work-in-process	2,958,000	3,016,000
Finished goods	7,160,000	6,273,000

Total gross inventories	$ 19,505,000	$ 19,124,000

Inventory Reserves:
Core devaluation	$ (3,934,000)	$ (3,699,000)
Obsolescence	(3,354,000)	(3,273,000)
Valuation reserves	(431,000)	(332,000)
Total inventory reserves	$ (7,719,000)	$ (7,304,000)

Total net inventories	$ 11,786,000	$ 11,820,000

Note 4.

For reporting purposes, product and core returns are offset against gross sales in arriving at net sales.  Total returns for the three months ended October 1, 2006 were $ 1,086,000 compared to $1,349,000 for the three months ended October 2, 2005. Total returns for the nine months ended October 1, 2006 were $4,318,000 compared to $4,998,000 for the nine months ended October 2, 2005.

Note 5.

The fourth largest customer of the Company advised the Company that it is planning to begin purchasing products from one of its affiliates, and projected orders have decreased.  The Company is exploring its options to retain some or all of this business.  In the third quarter of 2006, net sales to the Company's four largest customers were approximately 72% of total net sales.  In comparison, net sales to the Company's four largest customers in the third quarter of 2005, were approximately 70% of total net sales.

A reduction in the level of sales to or the loss of one or more of these customers would have a material adverse effect on the Company’s financial condition and results of operations.

Note 6.

Long-lived Assets - The Company reviews the carrying values of its long-lived assets and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable.  Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less cost to sell.  As of October 1, 2006 there has been no impairment of long lived-assets.

Note 7.

The income tax expense attributable to operations for the nine months ended October 1, 2006 and October 2, 2005, differed from the amounts computed by applying the federal income tax rate of 34% principally as a result of tax benefits recognized related to the carry forward of net operating losses.

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

On March 18, 2005, the Company entered into an amendment to the Credit, Loan and Security Agreement dated August 10, 2004 with PNC Bank, National Association, which among other things, provided a redefinition of the fixed charge coverage ratio covenant from a quarterly basis to a rolling twelve month basis.

 On April 2, 2006 and July 2, 2006, the Company was not in compliance with the fixed charge coverage ratio covenant in the Loan Agreement, as amended.  On August 31, 2006, the Company entered into a second amendment to the Credit, Loan and Security Agreement with PNC Bank, in which among other things, PNC Bank granted a waiver for the occurrences of noncompliance and modified the fixed coverage charge ratio. The Company was in compliance with the fixed charge coverage ratio covenant at October 1, 2006.

At October 1, 2006, the balance outstanding on the Company’s revolver loan facility with PNC Bank, National Association was $6,354,000 and letter of credit accommodations were $40,000. Also at October 1, 2006, the balance outstanding on the Company’s commercial mortgage loan with Elk Horn Bank was $682,000. The total of the loan balances was $7,036,000, which compares to total loan balances at December 31, 2005 of $6,955,000 and letter of credit accommodations of $40,000.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

      CONDITION AND RESULTS OF OPERATIONS

Management Overview

Third quarter 2006 net sales of $4,264,000 were $1,056,000, or 20%, lower than the same period in 2005 primarily reflecting lower sales of air conditioning products and constant velocity axles.  Cost of products sold for the quarter was lower than 2005 by $1,039,000, as a result of significantly lower sales.  Selling, distribution and administrative expenses for the quarter were also lower than the third quarter 2005, by $71,000, or 13%, primarily due to lower sales. Operating income for the quarter was $60,000 versus $6,000 in third quarter 2005, an increase of $54,000.

Interest expense for the quarter was $29,000 higher compared to the same period in 2005, reflecting higher interest rates.

First nine months 2006 net sales of $14,934,000 were $2,194,000, or 13%, lower than the same period in 2005 primarily reflecting lower sales of constant velocity axles, heavy duty and agricultural products.  Cost of products sold for the first nine months was lower than 2005 by $2,172,000, as a result of significantly lower sales, and product mix.  Selling, distribution and administrative expenses for the period were lower than 2005 by $63,000, or 4%, primarily due to lower sales. Operating income for the first nine months was $735,000 versus $694,000 in same period of 2005, an increase of $41,000, or 6%.

Non-operating income in the first nine months of 2006 was $7,000 versus $89,000 in the same period of 2005, an $82,000 decrease. In the first nine months of 2005, the Company earned $78,000 in rebates from the State of Arkansas for meeting job expansion incentives.  Net income for the first nine months of 2006 was $237,000 versus $279,000 in 2005. On a comparison basis, the $42,000 decline in net income reflects the lower non-operating income in 2006 described above.

RESULTS OF OPERATIONS

Three months ended October 1, 2006 compared to three months ended October 2, 2005

Net sales for the quarter ending October 1, 2006 were $4,264,000 versus net sales of $5,320,000 for the same fiscal quarter in 2005.  The $1,056,000, or 19.8%, decrease in net sales compared to the third quarter of 2005 reflects lower sales of air conditioning products and constant velocity axles.  Total product and core returns, which are accounted for as reductions to gross sales, were 20.1% of gross sales for the third quarter of both 2006 and 2005. Product and core returns are accounted for on an accrual basis driven by gross sales.

Carburetor net sales were 49.8% and 44.3% of total net sales, for the third quarter of 2006 and 2005, respectively. Even though new vehicles sold are no longer equipped with carburetors in the United States and Canada, the Company continues to sell replacement units for older vehicles, which predominantly use carburetors.  The Company expects that the trend in carburetor sales will continue to decline in future periods.  In addition, carburetor margins may be negatively impacted in the future as customers accelerate product returns during periods of declining demand.

Cost of products sold was $3,713,000, or 87.1%, of net sales for 2006 as compared to $4,752,000, or 89.3%, for the third quarter of 2005.  The $1,039,000, decrease versus 2005 is due primarily to lower sales revenues.  Increased costs were principally offset by higher average selling prices in 2006.

Selling, distribution and administrative expenses for the third quarter 2006 were $491,000 compared to $562,000 in the third quarter of 2005. The spending decrease of $71,000 primarily reflects lower sales.

Operating income for the quarter was $60,000, compared to $6,000 for the third quarter of 2005.  The 2006 increase in operating income versus 2005 is attributed to higher average selling prices.

Interest expense of $157,000 for the quarter was $29,000 higher than 2005, reflecting higher interest rates this year.  The revolving interest rate is 0.25% above bank prime.  The commercial loan rate on the Company’s Hope, Arkansas property is New York prime plus 2% adjusted quarterly.

Non-operating income for the third quarter of 2006 was $2,000 versus $3,000 in the same period of 2005.

Net loss was $64,000 for the third quarter versus a loss of $138,000 for 2005.  The $74,000, or 53%, difference reflects selling prices as referenced above.

Nine months ended October 1, 2006 compared to nine months ended October 2, 2005

Net sales for the nine months ending October 1, 2006 were $14,934,000 versus net sales of $17,128,000 for the same fiscal period in 2005.  The $2,194,000, or 12.8%, decrease in net sales compared to the third quarter of 2005 primarily reflects lower sales of constant velocity axles, heavy duty and agricultural products.  Total product and core returns, which are accounted for as reductions to gross sales, were 22.0% and 22.3% of gross sales for the nine months of 2006 and 2005, respectively. Product and core returns are accounted for on an accrual basis driven by gross sales.

Carburetor net sales were 48.4% and 44.2% of total net sales, for the first nine months of 2006 and 2005, respectively. Even though new vehicles sold are no longer equipped with carburetors in the United States and Canada, the Company continues to sell replacement units for older vehicles, which predominantly use carburetors.  The Company expects that the market for carburetors will continue to decline in future periods.  In addition, carburetor margins may be negatively impacted in the future as customers accelerate product returns during periods of declining demand.

Cost of products sold was $12,561,000, or 84.1%, of net sales for 2006 as compared to $14,733,000, or 86.0%, for the first nine months of 2005.  The $2,172,000, decrease versus 2005 is primarily due to significantly lower sales.  Increased costs, primarily for materials, were partially offset by higher average selling prices in 2006.

Selling, distribution and administrative expenses year-to-date in 2006 were $1,638,000 compared to $1,701,000 in the same period of 2005. The spending decrease of $63,000 primarily reflects lower sales in 2006.

Operating income for the first nine months was $735,000, compared to $694,000 for the same period in 2005.  The increase in operating income versus 2005 is attributed higher average selling prices.

Interest expense of $444,000 for the nine months was down $6,000 over 2005, reflecting a lower revolver balance. On March 18, 2005, the Company entered into an amendment to the Credit, Loan and Security Agreement with PNC Bank. The amendment set forth the terms for temporary modification of the revolving interest rate from 0.25% to 1.25% above bank prime through April 12, 2005; the terms for temporary over-formula advances resulting from a change in the Lender’s interpreting the formula for calculating Eligible Receivables; the definition of collateral monitoring fees; and the redefinition of the fixed charge coverage ratio covenant from a quarterly basis to a rolling twelve month basis.  Interest rates have subsequently returned to the level originally specified in the Loan Agreement.  Bank prime (8.25% on October 1, 2006) was higher compared to 2005 (6.75% on October 2, 2005).

Non-operating income for the period was $7,000 versus $89,000 recorded in 2005, an $82,000 decrease.   In 2005, the Company earned $78,000 in rebates from the State of Arkansas for meeting job expansion incentives.

Net income was $268,000 for the first nine months versus $279,000 for 2005.  The $11,000, or 3.9% decrease, primarily reflects lower sales in 2006.

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

Deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.  At October 1, 2006, the Company’s deferred tax asset consisted principally of net inventory reserves and net operating loss carryforwards.  The Company’s deferred tax asset has been reduced by a valuation allowance to the extent such benefits are not expected to be fully utilized.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123, as revised, requires recognition of the cost of employee services provided in exchange for stock options and similar equity instruments based on the fair value of the instrument at the date of grant. Statement 123, as originally issued, is effective until the provisions of Statement 123(R) are fully adopted. Statement 123(R) is effective beginning in the first quarter of its fiscal year 2006. The Company adopted this guidance as of January 1, 2006 and will begin recognizing compensation expense related to stock options should any be issued.  There were no non-vested options at January 1, 2006.  There were no options granted in the nine months ended October 1, 2006 and October 2, 2005.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs (“SFAS No. 151”).  SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The Company adopted this statement beginning in the first quarter 2006. It did not have a material effect on its financial statements.

In September 2006, the FASB issued, Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106 and 132R), requiring an employer to:

a)

Recognize in its statement of financial position an asset for a plan’s over-funded status or a liability for a plan’s under-funded status.

b)

Measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions).

c)

Recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur.  Those changes will be reported in comprehensive income of a business entity.

The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for entities with publicly traded equity securities.

The adoption of this statement for year ended December 31, 2006 is not expected to have a material impact on the recognized benefit obligation.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Overview

On August 10, 2004, the Company entered into a three-year credit facility with PNC Bank, National Association.  Maximum credit available under the PNC facility is $14,000,000, including available letter of credit accommodations of $1,000,000.  The interest rate on the revolving debt facility was lender prime plus 0.25% or LIBOR plus 2%, and for letters of credit, the rate is 3.25% per annum on the daily outstanding balance. On March 18, 2005, the Company entered into an amendment to the Credit, Loan and Security Agreement dated August 10, 2004 with PNC Bank, National Association, which among other things, provided a redefinition of the fixed charge coverage ratio covenant from a quarterly basis to a rolling twelve month basis.  On April 2, 2006 and July 2, 2006, the Company was not in compliance with the fixed charge coverage ratio covenant in the Loan Agreement, as amended. On August 31, 2006, the Company entered into a second amendment to the Credit, Loan and Security Agreement with PNC Bank, in which among other things, PNC Bank granted a waiver for the occurrences of noncompliance and modified the fixed coverage charge ratio. The Company was in compliance with the fixed charge coverage ratio covenant at October 1, 2006.

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

Working Capital

Net working capital at October 1, 2006 was $7,076,000 compared to $6,925,000 at December 31, 2005, an increase of $151,000 primarily reflecting higher accounts receivables.

The October 1, 2006 net working capital balance was $428,000 lower on a comparable basis with the October 2, 2005 net working capital of $7,504,000.

Net trade accounts receivable at October 1, 2006 were $8,627,000, an increase of $165,000 versus the year-end 2005 balance of $8,462,000.  The increase in the Company's accounts receivable balance at the end of the first nine months versus year-end reflects longer payment terms in the past six months of 2006 compared to the last six months of 2005. Payment terms vary by product line and the size of orders.

The October 1, 2006 trade receivables balance is essentially equal to the October 2, 2005 trade receivables balance of $8,597,000.

Net inventories of $11,786,000 at October 1, 2006 were $34,000 lower as compared to the year-end 2005 balance of $11,820,000.  The decrease in net inventory primarily reflects a decrease in raw cores. Finished goods were up for the first nine months of 2006 in anticipation of higher sales.

Compared to the October 2, 2005 net balance of $11,598,000, the inventory increase of $188,000 reflects an increase in finished goods.

Accounts payable at October 1, 2006 were $8,101,000 compared to a balance at year-end 2005 of $7,803,000. The $298,000 increase in accounts payable is due to the higher net trade accounts payable which have resulted from increased raw materials spending in the first nine months compared to the end of 2005.

Compared to the October 2, 2005 balance of $8,344,000, accounts payable have decreased $243,000. Trade payables in the first nine months of 2006 decreased as a result of lower sales compared to the same period of 2005.

Accrued expenses of $5,848,000 were down $436,000 from the fiscal year-end 2005 balance of $6,284,000, principally reflecting decreases for stock adjustments.

Compared to the October 2, 2005 balance of $5,582,000, accrued expenses are higher by $266,000 principally reflecting increased accruals for stock adjustments and pension plans.

Debt

On March 18, 2005, the Company entered into an amendment to the Credit, Loan and Security Agreement dated August 10, 2004 with PNC Bank, National Association, which among other things, provided a redefinition of the fixed charge coverage ratio covenant from a quarterly basis to a rolling twelve month basis.  On April 2, 2006 and July 2, 2006, the Company was not in compliance with the fixed charge coverage ratio covenant in the Loan Agreement, as amended.  PNC Bank granted a waiver for the occurrences of noncompliance. The Company was in compliance with the fixed charge coverage ratio covenant at October 1, 2006.

At October 1, 2006, the balance outstanding on the Company’s revolver loan facility with PNC Bank, National Association was $6,354,000 and letter of credit accommodations were $40,000. Also at October 1, 2006, the balance outstanding on the Company’s commercial mortgage loan with Elk Horn Bank was $682,000. The total of the loan balances was $7,036,000, which compares to total loan balances at December 31, 2005 of $6,955,000 and letter of credit accommodations of $40,000.

SEASONALITY

The Company's business is slightly seasonal in nature, primarily as a result of the impact of weather conditions and the agricultural cycle on the demand for certain automotive and agricultural replacement parts.  Historically, the Company's sales and profits are generally the highest in the first half of the year trending down through the summer months.

FUTURE OUTLOOK

The additional revenue from the sales of air conditioning products has partially mitigated the declining carburetor product line sales during the past three years. Management is pursuing other new products and new markets for existing products. This includes internal new product development as well as review of acquisition opportunities.

The Company recently acquired certain assets of Tomco Auto Products which remanufactured carburetors. According to financial statements supplied to the Company, Tomco recorded approximately $9.5 million in sales in 2005.  The Tomco assets were acquired from the Los Angeles-based subsidiary of Cash Technologies, Inc., TAP Holdings, LLC. for $1.3 million in cash and up to $9.1 million in future contingent payments. Reference is made to Form 8K filed on November 6, 2006 for further information.

While industry-wide remanufactured carburetor sales are in decline, the increased sales volume from the acquisition should enhance Champion’s profitability and broaden its customer base.  The anticipated additional revenue and the favorable profit margins generated from remanufactured carburetors will support Champion during its continuing pursuit of new product opportunities and diversification.

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

Recently the fourth largest customer of the Company advised the Company that it is planning to begin purchasing products from one of its affiliates, and projected orders have decreased. The Company is exploring its options to retain some or all of this business. The Company’s six largest customers accounted for a total of 83% of the Company’s net sales in the nine months ending October 2, 2006, with the four largest customers aggregating 75% of the total. For the same period in 2005, the Company’s six largest customers accounted for a total of 81% of the Company’s net sales, with the four largest customers comprising 70% of the total. A significant reduction in the level of net sales or the loss of a large customer could have a materially adverse impact on the Company’s financial condition and results of operations.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has credit facilities that bear interest at various rates based on the bank prime rate. Interest on $7,036,000, or 78.5%, of the Company's debt was variable based on the lender’s prime rate. Consequently, a general increase of 1% in the lender’s prime rate would result in additional interest cost of approximately $70,360 if the same debt level and structure were to be maintained.

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

31.1

Rule 13a-14(a)/15(d)-14(a) Certification

32.2

Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHAMPION PARTS, INC.

(Registrant)

 Date:   November 15, 2006                                   By:    /s/ Jerry A. Bragiel

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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated: November 15, 2006	/s/ Jerry A. Bragiel
Jerry A. Bragiel President, Chief Executive Officer and Acting Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PERSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2003

In connection with the Quarterly Report of Champion Parts, Inc., (the “Company”) on Form 10-Q for the quarter ended October 1, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Jerry A. Bragiel, President, Chief Executive Officer and Acting Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003, that to my knowledge:

(1)   The Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

(2)   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

November 15, 2006	/s/ Jerry A. Bragiel Jerry A. Bragiel President, Chief Executive Officer and Acting Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to Champion Parts, Inc. and will be retained by Champion Parts, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.