Form 10-K
period 2006-12-31
CHAMPION PARTS INC
filed 2007-04-17
CIK 19161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Yes [  ]   No[X]

As of June 30, 2006, 3,655,266 Common Shares were outstanding and the aggregate market value of the Common Shares held by non-affiliates of the Registrant (1,472,228 shares), based on the closing price, was $1,339,727 as of June 30, 2006.  For information as to persons considered to be affiliates for purposes of this calculation, see "Item 5, Market for the Company's Common Shares and Related Shareholder Matters".

CHAMPION PARTS, INC.
Form 10-K
Cross Reference Index

PART I

Item 1.      Business

Unless context indicates otherwise, the term “Company" as used herein means Champion Parts, Inc. and its subsidiaries.

Recent Development

On November 6, 2006, the Company acquired from TAP Holdings, LLC d/b/a Tomco Auto Parts (“Tomco”) the inventory and certain intellectual property rights utilized in Tomco’s business of remanufacturing, distributing and selling carburetors and throttle body injectors, as well as the customer lists and related records of the Tomco business.  As payment for the acquired assets, the Company paid $1.3 million in cash at closing.  In addition, the Company will pay monthly earn-out payments over an eleven year period equal to (i) 7.5% of the net sales of carburetors and throttle body injectors sold by the Company during the three year period following the closing date of the transaction and (ii) 5.0% of the net sales of carburetors and throttle body injectors sold by the Company during the remaining eight years.  The earn-out payments are subject to a $9.5 million cap and other adjustments. Tomco’s earn-out obligations are represented by a non-negotiable note secured by a security interest in the inventory acquired from Tomco.  This security interest and Tomco’s rights under the note are subordinate to the rights of PNC Bank, National Association under its Revolving Credit, Loan and Security Agreement with the Company. See Note 2 to the Financial Statements for additional information on the Tomco acquisition.

The results of the Company’s operations after November 6, 2006 include revenues attributable to the business acquired from Tomco.

Products

The Company remanufactures and sells replacement fuel system components (carburetors and diesel fuel injection components) and air conditioning compressors for substantially all makes and models of domestic and foreign automobiles, trucks and marine applications. It also remanufactures and sells replacement constant velocity drive assemblies, electrical and mechanical products for certain passenger cars, agricultural, marine and heavy-duty truck original equipment applications. The Company is reporting one operating business segment in the same format as reviewed by the Company's senior management.

During the fiscal years ended December 31, 2006, 2005 and 2004, the Company's net sales of parts for automobiles (including light duty trucks) accounted for 91%, 80% and 86%, respectively, of the Company's total net sales.  Sales of parts for heavy-duty trucks, farm equipment and marine applications accounted for 9%, 20% and 14%, respectively, of total net sales. Sales in 2006 were affected by the acquisition of Tomco and loss of a major customer.

The Company's largest product line is remanufactured carburetors, which accounted for 60% of 2006 net sales compared to 45% in 2005. The Company's main distribution channel is through large retailers who accounted for 88% of net carburetor sales in 2006. In 2005 large retailers accounted for 90% of net carburetor sales. The balance of the carburetor sales was to original equipment aftermarket customers and traditional warehouse distributors.

Marketing and Distribution

The Company's products are marketed throughout the continental United States and, in a limited way, in Canada and other countries.  The Company sells carburetors to aftermarket retail chains that distribute products through their stores. In addition, the Company sells its products to OEM’s for resale through their dealers.  The Company also sells carburetors, air conditioning compressors, electrical and mechanical products to automotive and marine warehouse distributors, which in turn sell to jobber stores and through them to service stations, automobile and marine repair shops and individual motorists.

Of the Company's net sales in the year ended December 31, 2006, approximately 42% were to retailers; approximately 30% were to manufacturers of automobiles, trucks and farm equipment and heavy duty fleet specialists; and approximately 28% were to automotive warehouse distributors, marine distributors and other customers.

The Company exhibits its products at trade shows. The Company also publishes catalogs of its products, including a guide with information as to the various vehicle models for which the Company's products may be used and a pictorial product identification guide to assist customers in the return of used units.  The Company's sales representatives and sales agents call on customers and prospective customers to familiarize them with the Company's products and the applications of its products.

During the fiscal year ended December 31, 2006, the four largest customers of the Company (Advance Auto, AutoZone, Visteon, and John Deere) accounted for approximately 73% of net sales.  In 2005, the four largest customers accounted for approximately 72% of net sales, and in 2004, the four largest customers accounted for approximately 74% of net sales.

The Company has various methods available to its customers to place orders into the Company's order entry system. The Company also utilizes direct Electronic Data Interchange with its largest customers.

The Company's business is seasonal in nature, primarily as a result of the impact of weather conditions and the agricultural cycle on the demand for certain automotive parts and as a result of the very seasonal nature of demand for air conditioning compressors agricultural replacement parts.  Historically, the Company's sales and profits are generally the highest in the first and second quarters, and then declining through the summer months.

The Company's largest product line is remanufactured carburetors, which accounted for 60% of 2006 net sales compared to 45% in 2005. The Company's main distribution channel is through large retailers who accounted for 88% of net carburetor sales in 2006 and 90% in 2005.  The balance of the carburetor sales was to original equipment aftermarket customers and traditional warehouse distributors.

A reduction in the level of sales to or the loss of one or more of these customers would have a material adverse effect on the Company’s financial condition and results of operations.

Materials

In its remanufacturing operations, the Company obtains and utilizes used units, commonly known as "cores". A majority of the units remanufactured by the Company are acquired from customers as trade-ins, generally referred to as "core returns", which are encouraged by the Company in the sale of remanufactured units. Purchasing cores on the open market fills the remainder of the core requirements.

The price of a finished product is usually comprised of a separately invoiced amount for the core included in the product ("core value") and an amount for remanufacturing.  Upon receipt of a core return, credit is given to the customer for the then current core value of the part returned.  The Company limits core returns to units included in its sales catalogs and units that can be rebuilt.  Credit for cores is allowed only against purchases by the customer of similar remanufactured products within 12 months.  The dollar volume of the core sales further limits a customer's total allowable credit for core trade-ins.  The Company also permits warranty and stock adjustment returns (generally referred to as "product returns") pursuant to established policies.  The Company's product return policies are consistent with industry practice, whereby remanufacturers accept product returns from current customers regardless of whether the remanufacturer actually sold the product.  The Company has no obligation to accept product returns from customers that no longer purchase units from the Company.

Patents, Trademarks, Etc.

The Company has no material patents, trademarks, licenses, franchises or concessions.

Backlog

The Company did not have a significant order backlog at December 31, 2006 and 2005.

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

The Company competes in a number of ways, including price, quality, product performance, prompt order fill, service and warranty policy.  The Company believes its product availability and technical expertise in product lines it sells has been an important factor in enabling the Company to compete effectively.

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

Employees

As of December 31, 2006, the Company’s manufacturing plants employed 232 people in Arkansas and 59 people in Florida.

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

As described above under Recent Development (page 3), we have recently acquired certain assets of Tomco . We may encounter various risks as a result of this acquisition, including the possible inability to integrate successfully this business into our operations and unanticipated problems or liabilities.

Our pension plans are currently under-funded and we may have to make cash payments to the plans, reducing the cash availability.

We sponsor defined benefit pension plans covering certain active and retired union employees in the United States that are under-funded and require future cash payments. Additionally, if the performance of the assets in our pension plans does not meet our expectations, or if other actuarial assumptions are modified, our required contributions may be higher than we expect. If our cash flow from operations is insufficient to fund our pension liability, we may be forced to reduce or delay capital expenditures, seek additional capital, or seek to restructure or refinance our indebtedness.

During 2006, we made contributions, including employee contributions and benefit payments made directly by the Company of $377,000 to the defined benefit plans.  The under funded status at December 31, 2006 was $2,346,000.  Our pension expense was $95,000 for 2006 and $245,000 for 2005.  For 2007, we expect the pension expense to be $18,000.

We are dependent on certain key customers, and the loss of one or more customers could have a material adverse effect on our business.

A substantial portion of our business results from sales to key customers. In 2006, our four largest customers in aggregate accounted for 73% of net sales.  If one or several of these key customers were to reduce their orders substantially or terminate purchases, we would suffer a decline in revenue and profits, and those declines could be material and adverse.

We are highly dependent on certain key personnel.

We are highly dependent on the services of Jerry A. Bragiel, our Chief Executive Officer.  Were we to lose the services of Mr. Bragiel, we could face a significant risk of declining revenue and/or operating income.

The success of our business also requires that we retain other qualified management personnel.

Our success is also dependent upon our ability to hire and retain qualified management, marketing, technical, financial and other personnel, including our chief financial officer. Competition for qualified personnel is intense, and there can be no assurance that we will be able to hire or retain additional qualified personnel. Any inability to attract and retain qualified management and other personnel would have a material adverse effect on us.

Our debt agreements contain restrictions that limit our flexibility in operating our business.

Our credit facility and other debt agreements contain a number of significant covenants that, among other things, restrict our ability to:

•                     incur additional indebtedness or issue redeemable preferred stock

•                     pay dividends and repurchase our capital stock

•                     make certain investments

•                     transfer or sell assets

•                     incur liens

•                     engage in mergers

•                     make capital expenditures

In addition, under the credit facility, we are required to satisfy specified financial tests. Our ability to comply with those provisions may be affected by events beyond our control, and we may not be able to meet those tests.

Increasing costs for or reduced availability of components and raw materials may adversely affect our profitability.

The principal raw materials we purchase include cores, components and other raw materials. Raw materials comprise a large component of our costs, representing approximately 33% of our total costs during the year ended December 31, 2006. A significant increase in the price of these items could materially increase our operating costs and materially and adversely affect our profit margins. For example, we have experienced significant price increases in raw material as a result of petroleum prices and limited competition for specialized components.

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

In addition, if any of our products are, or are alleged to be, defective, we may be required to participate in a recall of that product if the defect or the alleged defect relates to automotive safety. Our costs associated with providing product warranties could be material. Product liability, warranty, and recall costs would have a material adverse effect on our business, results of operations, and financial condition.

We are subject to a broad range of environmental, health, and safety laws and regulations, which could adversely affect our business and results of operations.

We are subject to a broad range of federal, state, and local environmental and occupational safety and health laws and regulations, including those governing emissions to air, discharges to water, noise and odor emissions; the generation, handling, storage, transportation, treatment, and disposal of waste materials; the cleanup of contaminated properties; and human health and safety. We may incur substantial costs associated with hazardous substance contamination or exposure, including cleanup costs, fines, and civil or criminal sanctions, third party property or natural resource damage, or personal injury claims, or costs to upgrade or replace existing equipment, as a result of violations of or liabilities under environmental laws or non-compliance with environmental permits required at our locations. In addition, many of our current and former facilities are located on properties with long histories of industrial or

Commercial operations and some of these properties have been subject to certain environmental investigations and remediation activities. Because some environmental laws (such as the Comprehensive Environmental Response, Compensation and Liability Act) can impose liability for the entire cost of cleanup upon any of the current or former owners or operators, retroactively and regardless of fault, we could become liable for investigating or remediate contamination at these or other properties (including offsite locations). We may not always be in complete compliance with all applicable requirements of environmental law or regulation, and we may incur material costs or liabilities in connection with such requirements. In addition, new environmental requirements or changes to existing requirements, or in their enforcement, could have a material adverse effect on our business, results of operations, and financial condition. We have made and will continue to make expenditures to comply with environmental requirements. While our costs to defend and settle claims arising under environmental laws in the past have not been material, such costs may be material in the future. For more information about our environmental compliance and potential environmental liabilities, see “Item 1. Business - Environmental Matters.”

We are dependent on a mature product line whose volume continues to shrink.

Approximately 55% of our net sales for 2006 involve the sale of remanufactured carburetors.  The increase in the percentage of net sales involving the remanufactured carburetors was due to the Tomco acquisition and would have otherwise declined. We expect sales to decline in the future. Sales have and most likely will continue to decline for two reasons. First, the availability of acceptable carburetor cores continues to shrink due to age or damage to used carburetors. Secondly, the number of vehicles using carburetors continues to decline since the last domestic carbureted production vehicle was manufactured in 1988. Management is pursuing other new products and new markets for existing products; however, there is no assurance that new product lines or new markets will offset the continual carburetor sales erosion.

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

The market price of our common shares has fluctuated, and it is likely that the price of our common shares will fluctuate in the future. Since January 1, 2006, the sale price for our common shares, as reported by OTC Market Report published by the National Quotations Bureau, has fluctuated from a low of $0.61 to a high of $1.01 per share. The market price of our common shares could be impacted by a variety of factors, including:

•    the shares are traded on the NASD Bulletin Board under the symbol “CREB” and are not listed on a stock exchange;

•    because of the low price of the shares, they may not be purchased by most institutional investors,

      and the volume of shares traded is generally low;

•

Only 1,472,228 shares are held by non-affiliates and available for public trading.

In addition, the stock market continues to experience price and volume fluctuations. These broad market fluctuations may negatively affect the market price of our common stock.

We have the discretion to issue additional shares of preferred shares with rights and preferences superior to those granted to holders of our common shares.

Our Articles of Incorporation authorizes our board of directors to issue up to 10,000,000 shares of preferred shares, from time to time, in one or more series. Our board of directors is authorized, without further approval of our shareholders, to fix the dividend rights and terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences, and any other rights, preferences, privileges and restrictions applicable to each new series of preferred shares. The issuance of such shares could adversely affect the voting power of the holders of common shares and, under certain circumstances, make it more difficult for a third party to gain control of us, discourage bids for our common stock at a premium, or otherwise adversely affect the market price of our common shares.

Item 2.      Properties

The Company's corporate headquarters occupies office space at the Hope Division facility, 2005 West Avenue B, Hope, Arkansas.  This facility houses the Company's corporate office functions, including executive, administration, finance and data processing. This facility is subject to a mortgage securing a loan with a balance of $655,000 at December 31, 2006. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Debt” on page 18.

The following table sets forth certain information with respect to each of the Company's remanufacturing, warehousing and service facilities other than the corporate headquarters:

	Warehouse Area	Manufacturing Area
Location	Square Feet	Square Feet
Owned:
Hope, Arkansas	55,000	222,000

Leased:
Port Richey, Florida	7,000	40,000 *
Bristol, Pennsylvania - Warehouse	2,500	-
* The Company terminated the Port Richey, Florida lease in the 1st Quarter of 2007.

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

In June 2004, the Company entered into a consent order agreement with PADEP and the purchaser of the Beech Creek property, whereby the Company agreed to the remediation of the property under Pennsylvania’s Act 2 Program. A $200,000 escrow account was established at the closing of the sale of the property to cover cost of remediation. See note 3 to Item 15 “Exhibits, Financial Statements Schedules and Reports on Form 8-K.”

The Company also has demanded indemnity from its insurance carriers regarding this matter.  One of its carriers settled with the Company.  The Company plans to vigorously pursue all remaining applicable coverage.

2.   Spectron, Maryland Superfund Proceeding

On September 20, 1995, the United States Environmental Protection Agency (USEPA) notified the Company (along with several hundred other companies) of potential liability for response actions at the Spectron Superfund Site.  The USEPA letter asks the Company and the other potentially responsible persons (PRPs) to negotiate with USEPA for their performance of a remedial investigation/feasibility study at the Spectron Site.

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

4.

Fresno, CA

The California Regional Water Quality Control Board (the “Board”) has notified the Company that the Company’s operations at its former Fresno, California facility may have caused groundwater contamination in the vicinity of that facility.  The Board demanded that the Company and the present owner of the property submit a work plan for assessment of soil and groundwater conditions under the Fresno facility.

The Company retained a qualified environmental consultant to help respond to the Board’s demands.  Based on the consultant’s findings, the Company declined to submit a work plan because there was no basis to believe that the Company was in any way responsible for the groundwater contamination.

The Board then ordered the Company and the current property owner to submit a soil and groundwater assessment work plan for the Fresno facility and its surrounding areas.  The current property owner subsequently agreed to perform the requested investigation (the Company did not participate).  The investigation concluded that the former Fresno facility is not a source of groundwater contamination in the vicinity of that facility.

In November 2006, the Board informed the current property owner that more investigation and remediation of the onsite source of groundwater contamination was necessary, and demanded an additional submittal.  The submittal must address the Board’s comments and contain a work plan for further delineation of contaminants in soil vapors and subsequent remediation, and a work plan for additional groundwater investigation.  The current property owner must provide this additional submittal to the Board by March 30, 2007. The Board did not request that the Company provide any further submittals, and the Company does not know if the current property owner plans to comply with the Board’s demand.  If the Board orders the Company to participate in the cleanup of groundwater contamination identified by the Board, however, the costs of such a cleanup could be substantial.  In addition, there is a risk that the current property owner will demand that the Company pay the costs of its investigation and cleanup. The Company has demanded defense and indemnity from its insurance carriers for any liability associated with the Fresno facility.  The Company plans to vigorously pursue all applicable coverage.

Summary

From time to time, the Company may be named in lawsuits during the normal course of its business. Management intends to vigorously defend any lawsuits that may arise.  In the opinion of Management, the environmental legal matters now pending will not have a material adverse effect on the consolidated financial position of the Company.

The Company has available established reserves of $100,000 of December 31, 2006, for potential environmental and other legal liabilities that it believes to be adequate.   However, there can be no assurance that the reserves will be adequate to cover actual costs incurred or that the Company will not incur additional environmental or other legal liabilities in the future.

Item 4.      Submission of Matters to a Vote of Shareholders

None

PART II

Item 5.      Market for the Registrant's Common Stock and Related Shareholder Matters

The Company's Common Shares are traded over the counter on the NASD Electronic Bulletin Board under the symbol "CREB.OB".  As of December 31, 2006, there were 610 holders of record of the Company's Common Shares.  This number does not include beneficial owners of Common Shares whose shares are held in the name of banks, brokers, nominees or other fiduciaries.

The information appearing in the following table on the range of high and low trade prices for the Company's Common Shares was obtained from NASDAQ quotations provided in the OTC Market Report published by the National Quotation Bureau. Such high and low bids reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Year Ended		Year Ended
December 31,2006		December 31,2005
	Low	High	Low	High
1st Quarter	0.72	0.80	1.00	1.27
2nd Quarter	0.70	1.01	0.85	1.20
3rd Quarter	0.61	1.00	0.87	1.07
4th Quarter	0.62	0.90	0.72	1.00

Under the Company's credit agreement, the Company is not permitted to pay dividends.

Only for purposes of the calculation of aggregate market value of the Common Shares held by non-affiliates of the Company as set forth on the cover page of this report, the Common Shares held by RGP Holding, Inc., the Company's Employee Stock Ownership, and shares held by three of the Company's directors were included in the shares held by affiliates. Certain of such individuals and entities may not be affiliates.

Item 6.      Selected Financial Data

	2006	2005	2004	2003	2002
Net Sales	$ 18,061,000	$ 21,651,000	$ 19,998,000	$ 24,038,000	$ 24,790,000

Costs and Expenses:
Operating Costs and Other, Net (Notes 1 and 2)	17,439,000	20,950,000	18,522,000	22,403,000	23,889,000
Interest - Net	621,000	582,000	606,000	468,000	529,000
Total Costs and Expenses	18,060,000	21,532,000	19,128,000	22,871,000	24,418,000
Net Income Before Income Taxes	1000	119,000	870,000	1,167,000	372,000
Income Taxes	(9,000)	82,000	155,000	37,000	5,000
Net Income	$ 10,000	$ 37,000	$ 715,000	$ 1,130,000	$ 367,000
Average Common Shares Outstanding and Share Equivalents
Basic	3,655,266	3,655,266	3,655,266	3,655,266	3,655,266
Diluted	3,736,060	3,736,060	3,756,452	3,704,465	3,655,266
Basic Earnings per Common Share
Net Income per Common Share	$ 0.00	$ 0.01	$ 0.20	$ 0.31	$ 0.10
Diluted Earnings per Common Share
Net Income per Common Share	$ 0.00	$ 0.01	$ 0.19	$ 0.31	$ 0.10
At Year-End:
Total Assets	$ 26,398,000	$ 22,169,000	$ 27,071,000	$ 25,641,000	$ 24,380,000
Debt Obligations (Note 3)	$ 14,026,000	$ 8,769,000	$ 12,990,000	$ 12,234,000	$ 10,770,000

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management Overview

Net sales for 2006 of $18,061,000 were 16.58% lower than 2005 reflecting weaker sales of constant velocity axles, heavy duty and agricultural products, air conditioning products, and carburetors. Costs of products sold in 2006 were also lower versus last year by $3,335,000, or 17.91%, more than proportional with the net sales decrease. Operating expenses were $356,000, or 14.61%, lower than the 2005 level. Operating income in 2006 was $690,000, a $101,000 increase versus a $463,000 decline in 2005, primarily as a result of the decreased cost of products sold. Interest expense for the year increased

$39,000 over 2005, as a result of a higher credit facility revolving balance. The Company’s net income for 2006 was $10,000, a decrease of $27,000, compared to $37,000 reported in 2005.

August 10, 2004 the Company entered into a three-year credit facility with PNC Bank, National Association.  Maximum credit available under the PNC facility is $14,000,000, including available letter of credit accommodations of $1,000,000.  The interest rate on the revolving debt facility was lender prime plus 1/4 % or LIBOR plus 2%, and for letters of credit, the rate is 3.25% per annum on the daily outstanding balance.

On August 31, 2006, the Company entered into an amendment extending the loan maturity date to August 10, 2008.

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

The Company's largest product line is remanufactured carburetors, which accounted for 60% of 2006 net sales compared to 45% in 2005. The Company's main distribution channel is through large retailers who accounted for 88% of net carburetor sales in 2006 and 90% in 2005.  The balance of the carburetor sales was to original equipment aftermarket customers and traditional warehouse distributors.

A reduction in the level of sales to or the loss of one or more of these customers would have a material adverse effect on the Company’s financial condition and results of operations.

Results of Operations

2006 Compared to 2005

Net sales for the year ending December 31, 2006 were $18,061,000 versus net sales of $21,651,000 in 2005. The $3,590,000, or 16.58%, decrease in net sales reflects weaker sales of constant velocity axles, heavy duty and agricultural products, air conditioning products, and carburetors. Total product and core returns, which are accounted for as reductions to gross sales, were 29% and 26% of gross sales for 2006 and 2005, respectively.

Carburetor net sales were 60% and 45.2% of total net sales for the year of 2006 and 2005, respectively.  The increase reflects sales to new customers resulting from the acquisition of Tomco in November 2006 (See Note 2 of Notes to Consolidated Financial Statements).  Even though new vehicles sold in the United States and Canada is no longer equipped with carburetors, the Company continues to sell replacement units for older vehicles that predominantly use carburetors. Carburetor net sales declined moderately in 2006. The Company expects that the trend in carburetor sales will continue to be a steady decline in future periods. In addition, margins on carburetors may be negatively impacted in the future as customers accelerate product returns during periods of declining demand.

Cost of products sold were $15,290,000, or 85%, of net sales for 2006 as compared to $18,625,000, or 86%, for 2005.  The $3,335,000, or 18% decrease over 2005 is partially attributed to the net sales decrease. Costs of products sold also reflect changes in product mix compared to 2005.

Selling, distribution and administrative expenses for 2006 were $2,081,000 compared to $2,437,000 in 2005.  Distribution spending was lower in 2006 as a result of lower sales.  Overall operating expenses were proportionately higher due to increased freight costs compared to the decrease in sales.

Operating income for the year was $690,000 compared to $589,000 in 2005, a $101,000, or 17% increase.

Interest expense of $621,000 for the year was higher by $39,000 compared to 2005, reflecting a higher revolving loan balance. This increase was due to higher average outstanding loan balances in 2006 and higher interest rates.

Non-operating expense was $68,200 compared to income of $113,000 in 2005.

Net income was $10,000 versus $37,000 in 2005, a decrease of $27,000.  As discussed earlier, higher costs of products sold combined with higher costs of servicing the company’s debt accounted for the decrease in net income over 2005.

2005 Compared to 2004

Net sales for the year ending December 31, 2005 were $21,651,000 versus net sales of $19,998,000 in 2004. The $1,653,000, or 8.3%, increase in net sales reflects stronger sales of constant velocity axles, heavy duty and agricultural products, and air conditioning products. Partially offsetting these increases were lower sales of carburetors. Total product and core returns, which are accounted for as reductions to gross sales, were 27.0% and 23.7% of gross sales for 2005 and 2004, respectively. The higher percentage for the year of 2005 reflects the impact of product return credits issued declining less than the decrease in gross sales of carburetors.

Carburetor net sales were 45.2% and 54.6% of total net sales for the year of 2005 and 2004, respectively. Even though new vehicles sold in the United States and Canada are no longer equipped with carburetors, the Company continues to sell replacement units for older vehicles that predominantly use carburetors. Carburetor net sales declined moderately in 2005. The Company expects that the trend in carburetor sales will continue to be a steady decline in future periods. In addition, margins on carburetors may be negatively impacted in the future as customers accelerate product returns during periods of declining demand.

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

Operating income for the year was $589,000 compared to $1,052,000 in 2004, a $463,000, or 44% decline.

Interest expense of $582,000 for the year was lower by $24,000 compared to 2004, reflecting a lower revolving loan balance. This decrease was partially offset by higher interest rates.

Non-operating income decrease was $113,000 compared to $424,000 in 2004. Two non-reoccurring items in 2004 accounted for the difference. The Company met job expansion incentives under the City of Hope, Arkansas note agreement, whereby the city forgave the $250,000 note. During 2004, the Company also received $151,000 in rebates from the State of Arkansas for meeting job expansion incentives under the State’s create rebate program.

Net income was $37,000 versus $715,000 in 2004, a decrease of $678,000 primarily reflecting the higher cost of products sold.

Liquidity and Capital Resources

Liquidity Overview

August 10, 2004 the Company entered into a three-year credit facility with PNC Bank, National Association.  Maximum credit available under the PNC facility is $14,000,000, including available letter of credit accommodations of $1,000,000.  The interest rate on the revolving debt facility is lender prime plus 1/4 % or LIBOR plus 2%, and for letters of credit, the rate is 3.25% per annum on the daily outstanding balance. On August 31, 2006, the Company entered into an amendment extending the loan maturity date to August 10, 2008.

Also on August 10, 2004, the Company entered into a commercial property loan on the Hope, Arkansas property with Elk Horn Bank and Trust Company acting as lead bank for a group of five lending institutions. The loan with Elk Horn is for $900,000, with seven-year amortization and an interest rate of New York prime plus 2% adjusted quarterly. The balance of the mortgage note at December 31, 2006 is $655,000.

Management believes that the Company will be able to finance its working capital needs in the current year and the foreseeable future through the use of borrowings and cash flows generated from operations.

Working Capital

Net working capital at December 31, 2006 was $11,908,000 compared to $6,925,000 at December 31, 2005. The current ratio at December 31, 2006 was 2.2 versus 1.5 at December 31, 2005. The increase in working capital primarily reflects lower trade accounts payable and an increase in inventories.

Net trade accounts receivable at December 31, 2006 were $5,615,000, a decrease of $1,529,000 versus the year-end 2005 balance of $7,144,000.  The decrease in the Company's accounts receivable balance at year-end was attributable to an increase in the allowance for uncollectible accounts of $963,000.

Net inventories of $15,685,000 at December 31, 2006 were $3,865,000 higher compared to the year-end 2005 balance of $11,820,000.  The increase in net inventory is the result of the purchase of a major competitor and the inventory reserve adjustments as noted in Note 14 to the Consolidated Financial Statements.

Accounts payable at December 31, 2006 were $5,106,000 compared to a balance at year-end 2005 of $6,485,000. The $1,379,000 decrease in accounts payable is primarily due to a reclassification made to accounts payable in the amount of $1,318,000 at December 31, 2005 to offset outstanding credit memos against outstanding debit memos in order to conform to the December 31, 2006 presentation.

Accrued expenses of $4,521,000 were $1,332,000 less than the fiscal year-end 2005 balance of $5,853,000, principally reflecting customer return credit accruals.

Indebtedness for Borrowed Money

On August 10, 2004, the Company entered into a three-year secure revolving credit facility with PNC Bank, National Association, replacing the Congress Financial Corporation credit facility.  On August 31, 2006, the Company entered into an amendment extending the loan maturity date to August 10, 2008. Maximum credit available under the PNC facility is $14,000,000, including available letter of credit accommodations of $1,000,000.  The interest rate on the revolving debt facility was lender prime plus 1/4 % or LIBOR plus 2%, and for letters of credit, the rate is 3.25% per annum on the daily outstanding balance.

On August 10, 2004, the Company entered into a commercial property loan on its Hope, Arkansas properties with Elk Horn Bank and Trust Company acting as lead bank for a group of five lending institutions.  The loan with Elk Horn is for $900,000, with seven-year amortization and an interest rate of New York prime plus 2% adjusted quarterly.

At December 31, 2006, the balance outstanding on the Company’s revolving loan facility with PNC Bank, National Association was $8,326,000 and letter of credit accommodations were $40,000. Also at December 31, 2006, the balance outstanding on the Company’s commercial mortgage loan with Elk Horn Bank was $655,000. The total of the loan balances was $8,981,000, which compares to a total loan balance at December 31, 2005 of $6,955,000 and letter of credit accommodations of $40,000. At December 31, 2006, the Company was in compliance with the amended fixed charge coverage ratio covenant.

Other Debt

The Company is also indebted under a note relating to the acquisition of a business competitor. The Non-Interest Bearing Promissory Acquisition Note is capped at $9.5 million with an earn-out for 11 years, payable in monthly installments of 7.5% of net sales for the first three years and 5.0% of net sales for the remaining eight years. The balance of the Note at December 31, 2006 is $3,236,000.

The company has other debt related to a settlement with general creditors executed in 1997. The note is contingent to the availability of defined free cash flow, payable up to $500,000 annually in the years 2005-2009.  The balance of the note at December 31, 2006 is $1,793,000. (see “Earn-out Non-Interest Bearing note in Note 3 in the Notes to Consolidated Financial Statements).

The company has other debt related to an acquisition in 2004. The note is contingent on attaining certain sales levels. The balance of the note at December 31, 2006 is $130,000 (see “Asset Purchase Promissory Note” in Note 3 in the Notes to Consolidated Financial Statements).

Future Outlook

The additional revenue from the sales of air conditioning products has partially mitigated the declining carburetor product line sales during the past three years. Management is pursuing other new products and new markets for existing products. Management’s strategy includes internal new product development as well as acquisition opportunities.

The Company's cash flow generated from operations together with borrowings is expected to provide sufficient working capital to meet our needs over the next fiscal year and beyond.

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

During 2006, the fourth largest customer of the company advised the Company that it is purchasing its products from one of its affiliates. The Company is exploring its options to retain some or all of this business.

The Company’s six largest customers accounted for a total of 80.6% of the Company’s net sales in the year ending December 31, 2006, with the four largest customers aggregating 73% of the total. For the same period in 2005, the Company’s six largest customers accounted for a total of 83% of the Company’s net sales, with the four largest customers comprising 72% of the total. The loss of a large customer could have a materially adverse impact on the Company’s financial condition and results of operations.

While the Company has established reserves for potential environmental liabilities that it believes to be adequate, there can be no assurance that the reserves will be adequate to cover actual costs incurred or that the Company will not incur additional environmental liabilities in the future. See Item 3 “Legal Proceedings” for additional information.

Accordingly, actual results may differ materially from those set forth in forward-looking statements.

Contractual Obligations

The following table provides a summary of our contractual obligations at December 31, 2006.

Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-Term Debt (1)	$ 14,140,000	114,000	$ 14,026,000	-	-
Pension Plan Funding (2)	$ 1,003,000	$ 1,003,000	-	-	-
Total	$ 15,143,000	$ 1,117,000	$ 14,026,000	-	-

Notes to Contractual Obligations:

 (1)  The nature of our long-term debt obligations is described more fully in “Note 3 of the Consolidated Financial Statements.”

(2)   The pension plan funding was determined by the Company's actuary using the expected return on plan assets, the relative weighting of the plan assets, and the historical performance of the plan assets and other economic indicators of future performance.  Based on the uncertainty of the economic indicators, future period obligations have not been estimated at this time.

Off Balance Sheet Transactions

As part of its ongoing business, the Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPE's"), or SPE's which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As of December 31, 2006, the Company is not involved in any unconsolidated SPE transactions.

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

The Company recognizes sales when products are shipped.  Net sales reflect deductions for cores returned for credit and other customary returns and allowances.  Such deductions and returns and allowances are recorded currently based upon continuing customer relationships and other criteria.  The Company's customers are encouraged to trade-in cores that may be rebuilt for products that are included in the Company's current product line.

Deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.  At December 31, 2006, the Company’s deferred tax asset consisted principally of net inventory reserves and net operating loss carry forwards.  The Company’s deferred tax asset has been reduced by a valuation allowance to the extent such benefits are not expected to be fully utilized.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, Inventory Costs (“SFAS No. 151”).  SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of the statement did not have a material effect on its consolidated financial statements.

In June 2006, the FASB issued Interpretation No 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement, and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Tax positions must meet a more likely than not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006 and will become effective for us beginning with the first quarter of 2007, and the provisions of FIN 48 will be applied to all tax positions under Statement No 109 upon initial adoption. The cumulative effect of applying the provision of this interpretation will be reported as an adjustment to the opening balance of retained earning for that fiscal year. The company is currently evaluating the potential impact of FIN 48 on its consolidated financial statements.

In September 2006, the SEC issued Staff Bulletin No 108 (“SAB No 108”). SAB No 108 addresses the process and diversity in practice of quantifying financial statement misstatements resulting in the potential build up of improper amounts on the balance sheet. The Company was required to adopt the provisions of SAB No 108 in fiscal 2006.  The adoption of SAB No 108 did not have a material impact on its consolidated financial statements.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements.” SFAS 157 establishes a framework for measuring fair valued and expands disclosures about fair value measurements. The changes to current practice, resulting from the application of this Statement relates to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. The Statement is effective for fiscal years beginning after November 15, 2007 and will become effective beginning in the first quarter of 2008. The Company has not yet determined the impact of the adoption of SFAS No 157 on its financial statement and footnote disclosures.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, an amendment of SFAS 87, 88, 106, and 132R.  Statement No. 158 requires the recognition of the over funded or under funded status of a defined benefit postretirement plan as an asset or a liability on the balance sheet and recognition of changes in that funded status in the year in which the changes occur through comprehensive income.  Statement No. 158 also requires the employer to measure the funded status of a plan as of the date of its year-end balance sheet.  Statement No. 158 was adopted as of December 31, 2006.

In February 2007, the FASB issued SFAS No 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement permits entities to choose to measure many financial instruments and certain other item at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earning caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will become effective for financial statements issued for fiscal years beginning after November 15, 2007 and will become for the fiscal years beginning with the first quarter of 2008. The Company has not yet determined the impact of the adoption of SFAS No 159 on its financial statements and footnote disclosures.

Item 7a.      Quantitative and Qualitative Disclosures about Market Risk

The Company has a credit facility and mortgage, which bears interest at various rates that are based on the bank prime rate.  Interest on $8,981,000, or 64%, of the Company's debt is variable based on the lender’s prime rate.  Consequently, a general increase of 1% in the lender’s prime rate would result in additional interest cost of approximately $90,000 on an annual basis if the same debt level and structure were to be maintained.

Item 8.       Financial Statements and Supplementary Data

The financial statements and supplementary data called for by this item are listed in the accompanying  for consolidated financial statements and financial statement schedule and are filed herewith (See page 33).

Item 9.      Changes in and Disagreements with Accountants and Accounting and

                  Financial Disclosure

None

Item 9a.    Controls and Procedures

(a)

The Company's certifying officers have concluded based on their evaluation of the Company's disclosure controls and procedures that the disclosure controls and procedures as of the fiscal year ended December 31, 2006 are effective in ensuring that material information relating to the Company, including its consolidated subsidiaries, is made known to the certifying officers by others within those entities, as appropriate to allow timely decisions regarding required disclosure, particularly during the period in which this Form 10-K was being prepared, and that information required to be disclosed by the Company in its reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b)

There was no change in internal control over financial reporting during the fourth quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

Item 10.      Directors and Executive Officers of the Registrant

(a)  Directors and Executive Officers of Registrant

Persons elected as directors of the Company hold office until the next annual meeting of shareholders at which directors are elected.  The last annual meeting of shareholders was held on September 4, 2003.

The by-laws of the Company provide that officers shall be elected by the board of directors at its first meeting, after each annual meeting of shareholders, to hold office until their successors have been elected and have qualified.

Name (Age)	Directors of the Company	Served as Director Since
John R. Gross (75)	Owner, Chaney Auto Parts, Inc. Crest Hill, Illinois	1966
Raymond F. Gross (68)	Vice President, Erecta Shelters, Inc. Ft. Smith, Arkansas	1968
W. Jason Guzek (33)	Vice President of Operations, Belmont Holdings Corporation, Wilmington, Delaware	2003
Barry L. Katz (55)	President and General Counsel, Belmont Holdings Corporation, Wilmington, Delaware	1993
Raymond G. Perelman (89)	Chairman of the Board and CEO RGP Holding, Inc. and Belmont Holdings Corporation, Wilmington, Delaware	1988
Name (Age)	Officers of the Company
Jerry A. Bragiel (55)	President and CEO
Kevin J. Cain (43)	Secretary and CFO

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

Kevin J. Cain joined the Company in February 2007 and was appointed as Vice President of Finance and Chief Financial Officer on February 19, 2007.  Prior to joining the Company, Mr. Cain held the following positions: Controller, Vice President of Finance, and Chairman of the Finance Committee of Carter Federal Credit Union from January 2005 until February 2007; Tax Collector and Administrator for City of Bossier City and Bossier Parish from July 2001 until April 2004.

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

(b)  Arrangements Concerning the Board of Directors

Directors received a fee of $10,000 for service as a director during the Company's fiscal year ended December 31, 2006.  In addition, directors are reimbursed for their reasonable travel expenses incurred in attending meetings and in connection with Company business.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities Exchange Commission reports of ownership of Company securities and changes in reported ownership. Officers, directors, and greater than 10% shareholders are required by SEC rules to furnish the Company with copies of all Section 16(a) reports filed.

Based solely upon oral confirmations from reporting persons that all reportable transactions were reported, the Company believes that during 2005 the Company's officers, directors and greater than 10% owners timely filed all reports they were required to file under Section 16(a).

Item 11.      Executive Compensation

(a)  Executive Officer Compensation and Arrangements

Executive Compensation

The following table sets forth information with respect to all compensation paid to the Company's Chief Executive Officer.  There were no other executives whose compensation exceeded $100,000 for services rendered in all capacities to the Company, during fiscal 2006.

Summary Compensation Table
(a) Name and Principal Position	(b) Year	(c) Salary	(d) Stock Awards	(e) Option Awards	(f) Non-Equity Incentive Plan Compensation	(g) Change in Pension Value and Nonqualified Deferred Compensation Earnings	(h) All Other Compensation	(i) Total
Jerry A. Bragiel, CEO	2006	222,632	-	-	-	-	-	222,632
	2005	222,579	-	-	-	-	-	222,579
	2004	222,205	-	-	-	-	-	222,205

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

The following table provides certain information with respect to the number and value of unexercised options outstanding as of December 31, 2006.  (No options were granted to or exercised by the named executive officer during 2006.)

Aggregated 2006 Option Exercises and December 31, 2006 Option Values

Name	Shares Acquired on Exercise	Amount Realized	Number of Securities Underlying Unexercised Options Exercisable / Un-exercisable	Value of Unexercised In –the-Money Options Exercisable / Un-exercisable
Jerry A. Bragiel, CEO	-	-	125,000 / 0	$101,563 / 0
Officers & Managers	-	-	42,000 / 0	$36,120 / 0

Compensation Committee Interlocks and Insider Participation

The entire Board of Directors performs the functions of the compensation committee. See Item 10 above for details.

(b)  Director Compensation Arrangements

Information regarding director compensation is set forth under Item 10(b) above.

Item 12.      Security Ownership of Certain Beneficial Owners and Management

The following tabulation shows, as of December 31, 2006, (a) the name, address and Common Share ownership for each person known by the Company to be the beneficial owner of more than five percent of

the Company’s outstanding Common Shares,   (b) the Common Share ownership of each director, (c) the Common Share ownership for each executive officer named in the compensation table, and (d) the Common Share ownership for all directors and executive officers as a group.

BENEFICIAL OWNER	Number of Common Shares Beneficially Owned (Note 1)	Percent of Common Shares Outstanding
RGP Holding, Inc. Wilmington, Delaware (Note 2)	1,296,612	35.5%
Champion Parts, Inc. ESOP (Notes 3 & 4)	21,111	**
DIRECTORS & OFFICERS AS A GROUP
John R. Gross, Director	165,313	4.5%
Raymond F. Gross, Director	31,164	**
W. Jason Guzek, Director	---	---
Barry L. Katz, Director (Note 2)	250	**
Raymond G. Perelman, Director (Note 2)	1,296,612	35.5%
Jerry A. Bragiel, President & CEO (Note 5)	138,984	3.8%
Total directors and executive officers as a group (6 persons)	1,646,323	45.0%

  ** Not greater than 1%.

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

Employees participating in the Stock Ownership Plan are entitled to direct the trustees as to the voting of the shares allocated to their accounts. Unallocated Stock Ownership Plan shares will be voted in the same manner, proportionately, as the allocated Stock Ownership Plan shares for which voting instructions are received from employees.

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

Equity Compensation Plans

The following table sets forth the equity compensation plan information for the Company's Stock Option Plans:

Plan Category	Number of Securities to be issued upon exercise of Outstanding options Column A	Weighted-average exercise price of outstanding options Column B	No. of securities remaining avail. for future issuance under equity compensation plans (excluding securities reflected in Column B
Equity compensation plans approved by security holders	167,000	$ 0.5293	-
Equity compensation plans not approved by security holders	-	-	-
Total	167,000	$ 0.5293	-

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

None

Item 14.

Principal Accountant Fees and Services

The following table summarizes the total fees paid to the Company's Independent Certified Public Accountants, Morison Cogen, LLP and BDO Seidman, LLP for professional services provided during the twelve month period ended:

	2006	2005
Audit Fees (1)
Morison Cogen, LLP	125,000	136,000
BDO Seidman, LLP	-	50,000
Audit-Related Fees (Pension Plan Audits) (2)
Morison Cogen, LLP	19,400	19,600
BDO Seidman, LLP	-	-
Tax Fees (3)
Morison Cogen, LLP	8,000	6,000
BDO Seidman, LLP	-	-
Total	$ 152,400	$ 211,600

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

(3)           Tax services fees consist of professional fees billed for services rendered by Morison Cogen, LLP for tax compliance, tax advice and tax planning.

Pursuant to the Company's Audit Committee Charter, all of the audit and non-audit fees listed above were approved by the Audit Committee prior to their performance.

PART IV

Item 15.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)

Consolidated Financial Statements and Schedule and Exhibits:

1-2.The consolidated financial statements and schedules listed in the accompanying  for consolidated financial statements are filed herewith.

3.

The exhibits required by Item 601 of Regulation S-K are listed in the exhibit index, which follows the consolidated financial statements and financial statement schedule and immediately precedes the exhibits filed.  Pursuant to Regulation S-K, Item 601(b)(4)(iii), the Company has not filed with Exhibit (4) any instrument with respect to long-term debt (including individual bank lines of credit and mortgages) where the total amount of securities authorized there under does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis.  The Company agrees to furnish a copy of each such instrument to the Securities and Exchange Commission on request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHAMPION PARTS, INC.

Date: April 17, 2007	By: /s/ Jerry A. Bragiel
Jerry A. Bragiel
President & CEO

Date: April 17, 2007	By: /s/ Kevin J. Cain
Kevin J. Cain
CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons have signed this report below on April 17, 2006.

By: /s/ Raymond F. Gross	By: /s/ W. Jason Guzek	By : /s/ Barry L. Katz
Raymond F. Gross, Director	W. Jason Guzek, Director	Barry L. Katz, Director

By : /s/ Raymond G. Perelman	By: /s/ John R. Gross
Raymond G. Perelman, Director	John R. Gross, Director

Exhibit 31.1

SECTION 302 OFFICERS CERTIFICATION

I, Jerry A. Bragiel, President, Chief Executive Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of Champion Parts, Inc.;
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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.
Date: April 17, 2007		/s/ Jerry A. Bragiel
Jerry A. Bragiel President, Chief Executive Officer

Exhibit 31.2

SECTION 302 OFFICERS CERTIFICATION

I, Kevin Cain, Chief Financial Officer, certify that:

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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.
Date: April 17, 2007		/s/ Kevin Cain
Kevin Cain Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PERSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2003

In connection with the Annual Report of Champion Parts, Inc., (the “Company”) on Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), each of the undersigned officers of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003, that to my knowledge:

(1)   The Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

(2)   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: April 17, 2007	/s/ Jerry A. Bragiel
Jerry A. Bragiel President, Chief Executive Officer

A signed original of this written statement required by Section 906 has been provided to Champion Parts, Inc. and will be retained by Champion Parts, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PERSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2003

In connection with the Annual Report of Champion Parts, Inc., (the “Company”) on Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Kevin Cain, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003, that to my knowledge:

(1)   The Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

(2)   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: April 17, 2007	/s/ Kevin J. Cain
Kevin J. Cain Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to Champion Parts, Inc. and will be retained by Champion Parts, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

CHAMPION PARTS, INC. AND SUBSIDIARIES

Item 8.      Financial Statements and Supplementary Data

Consolidated Financial Statements and Financial Statement Schedule comprising Item 8 and Items 14(a)(1) and  (2) for the Years Ended December 31, 2006, December 31, 2005, and December 31, 2004 and Reports of Independent Registered Public Accounting Firms.

CHAMPION PARTS, INC. AND SUBSIDIARIES

Table of Contents

Page
Report of Independent Registered Public Accounting Firm	35

Consolidated Financial Statements - Item 14(a)(1)
The following Consolidated Financial Statements of Champion Parts, Inc. and Subsidiaries are included in Part II, Item 8
Consolidated Balance Sheets
Years Ended December 31, 2006 and December 31, 2005	36

Consolidated Statements of Income	37
Years Ended December 31, 2006, December 31, 2005 and December 31, 2004

Consolidated Statements of Stockholders Equity	38
Years ended December 31, 2006, December 31, 2005 and December 31, 2004

Consolidated Statements of Comprehensive Income/(loss)	38
Years Ended December 31, 2006, December 31, 2005 and December 31, 2004

Consolidated Statements of Cash Flows	39
December 31, 2006 and December 31, 2005

Notes to Consolidated Financial Statements	40-56

Consolidated Financial Statement Schedule - Item 14(a)(2)
Schedule II - Valuation and Qualifying Accounts	57

Exhibit Index	58-60

All other schedules are omitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Champion Parts, Inc.

Hope, Arkansas

We have audited the accompanying consolidated balance sheets of Champion Parts, Inc. and Subsidiaries (the "Company") as of December 31, 2006 and 2005 the related consolidated statements of income, stockholders’ equity, comprehensive income (loss) and cash flow for each of the three years in the period ended December 31,2006.  We have also audited the accompanying Schedule II, “Valuation and Qualifying Accounts.”  These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

As described in Note 9, 73% of the Company’s net sales in the year ended December 31, 2006 are concentrated in four customers.  A reduction in the level of net sales to or the loss of one or more of these customers could have a material adverse effect on the Company’s financial condition and results of operations.

As discussed in Note 7, the Company adopted the provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, as of December 31, 2006.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Champion Parts, Inc. and Subsidiaries at December 31, 2006 and 2005, the results of their operations and their cash flow for each of the three years in the period ended December 31,2006 in conformity with accounting principles generally accepted in the United States.

Also, in our opinion, the 2006, 2005 and 2004 schedules present fairly, in all material respects, the information set forth therein.

/s/ Morison Cogen, LLP

Bala Cynwyd, Pennsylvania

April 13, 2007

CHAMPION PARTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31

ASSETS	2006	2005
CURRENT ASSETS
Cash	$ 347,000	$ 276,000
Accounts Receivable Trade, less Allowance for Uncollectible Accounts
of $2,168,000 and $1,205,000 in 2006 and 2005, respectively	5,615,000	7,144,000
Miscellaneous Receivables	22,000	120,000
Inventories, Net of Reserves	15,685,000	11,820,000
Prepaid Expenses and Other Assets	423,000	443,000
Total Current Assets	22,092,000	19,803,000
PROPERTY, PLANT AND EQUIPMENT:
Land	70,000	70,000
Buildings	4,461,000	4,461,000
Machinery and Equipment	15,053,000	14,514,000
Gross Property, Plant & Equipment	19,584,000	19,045,000
Less: Accumulated Depreciation	17,397,000	17,072,000
Net Property, Plant & Equipment	2,187,000	1,973,000
Total Other Assets	2,119,000	393,000
Total Assets	$26,398,000	$22,169,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$5,106,000	$6,485,000
Accrued Expenses
Salaries, Wages and Employee Benefits	392,000	378,000
Other Accrued Expenses	4,521,000	5,853,000
Taxes Other Than Income	51,000	53,000
Current Maturities of Long Term Debt – Mortgage Note	114,000	109,000
Total Current Liabilities	10,184,000	12,878,000
DEFERRED INCOME TAXES	1,041,000	-
LONG-TERM DEBT
Long-Term Notes Payable – Acquisition Note	3,236,000	-
Long-Term Notes Payable – Revolving Loan	8,326,000	6,193,000
Long-Term Notes Payable – Mortgage Note	541,000	653,000
Long-Term Notes Payable – Subordinated Debt	1,793,000	1,793,000
Long-Term Notes Payable – Asset Purchase Note	130,000	130,000
Total Long-Term Debt	14,026,000	8,769,000
STOCKHOLDERS' EQUITY
Preferred Stock - No par value; authorized, 10,000,000
shares; issued and outstanding, none	-	-
Common Stock - .10 par value; 50,000,000 shares authorized
3,655,266 shares outstanding	366,000	366,000
Additional Paid In Capital	15,578,000	15,578,000
Accumulated (Deficit)	(12,925,000)	(12,935,000)
Accumulated Other Comprehensive (Loss)	(1,872,000)	(2,487,000)
Total Stockholders’ Equity	1,147,000	522,000
Total Liabilities and Stockholders’ Equity	$26,398,000	$22,169,000

The accompanying notes are an integral part of these statements.

CHAMPION PARTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR YEARS ENDED DECEMBER 31

	2006	2005	2004
Net Sales	$ 18,061,000	$ 21,651,000	$ 19,998,000
Costs and Expenses:
Cost of Products Sold	15,290,000	18,625,000	16,588,000
Selling, Distribution & Administration	2,081,000	2,437,000	2,358,000
Total Costs and Expenses	17,371,000	21,062,000	18,946,000
Operating Income	690,000	589,000	1,052,000
Non-Operating Expense/(Income):
Interest Expense, Net	621,000	582,000	606,000
Other Non-Operating (Income)	68,000	(113,000)	(424,000)
Total Non-Operating Expense/(Income)	689,000	469,000	182,000
Income Before Income Taxes	1000	119,000	870,000
Income Tax Expense (Benefit)	(9,000)	82,000	155,000
Net Income	$ 10,000	$ 37,000	$ 715,000
Weighted Average Common Shares
Shares Outstanding at Year-end:
Basic	3,655,266	3,655,266	3,655,266
Diluted	3,736,060	3,736,060	3,756,452
Earnings Per Common Share – Basic:
Net income per common share	$ 0.00	$ 0.01	$ 0.20
Earnings Per Common Share - Diluted:
Net Income Per Common Share	$ 0.00	$ 0.01	$ 0.19

The accompanying notes are an integral part of these statements

CHAMPION PARTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY/(DEFICIT)

THREE YEARS ENDED DECEMBER 31, 2006

	Common Shares	Stock Amount	Additional Paid-In Capital	Accumulated (Deficit)	Accumulated Other Comprehensive Income/(Loss)
Balance, December 31, 2003	3,655,266	$ 366,000	$ 15,578,000	$ (13,687,000)	$ (2,020,000)
Net Income	-	-	-	715,000	-
Minimum Pension Liability (Loss)	-	-	-	-	(222,000)
Balance, December 31, 2004	3,655,266	366,000	15,578,000	(12,972,000)	(2,242,000)
Net Income	-	-	-	37,000	-
Minimum Pension Liability (Loss)	-	-	-	-	(245,000)
Balance, December 31, 2005	3,655,266	366,000	15,578,000	(12,935,000)	(2,487,000)
Net Income	-	-	-	10,000	-
Minimum Pension Liability (Loss)	-	-	-	-	615,000
Balance, December 31, 2006	3,655,266	$ 366,000	$ 15,578,000	$ (12,925,000)	$ (1,872,000)

The accompanying notes are an integral part of these statements.

CHAMPION PARTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

THREE YEARS ENDED DECEMBER 31, 2006

	2006	2005	2004
Net Income	$ 10,000	$ 37,000	$ 715,000
Minimum Pension Liability	615,000	(245,000)	(222,000)
Comprehensive Income/(Loss)	$ 625,000	$ (208,000)	$ 493,000

Components of accumulated other comprehensive income/(loss), included in the Company’s consolidated balance sheet, consists of the minimum pension liability.

The accompanying notes are an integral part of these statements

CHAMPION PARTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - YEARS ENDED

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$ 10,000	$ 37,000	$ 715,000
Adjustments to Reconcile Net Income to Net Cash Provided By/(Used In) Operating Activities:
Net Cash From the Sale of Assets	-	-	1,383,000
Depreciation and Amortization	339,000	462,000	477,000
Provision for Inventory Write-Offs	(199,000)	391,000	550,000
Provision for Doubtful Accounts	963,000	175,000	298,000
Write-Off of City of Hope (Arkansas) Loan Agreement	-	-	(250,000)
Changes in Assets and Liabilities:
Accounts Receivable Trade	566,000	1,773,000	(630,000)
Accounts Receivable Miscellaneous	98,000	78,000	(114,000)
Inventories	(1,439,000)	498,000	(2,406,000)
Prepaid Expenses	20,000	191,000	(300,000)
Other Assets	11,000	-	-
Accounts Payable	(1,379,000)	(198,000)	321,000
Accrued Expenses and Other	(705,000)	762,000	(649,000)
NET CASH (USED IN)/ PROVIDED BY OPERATING ACTIVITIES	(1,715,000)	4,169,000	(605,000)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital Expenditures	(66,000)	(139,000)	(178,000)
Assets Acquired in Business Combination	(174,000)	-	-
NET CASH (USED) IN INVESTING ACTIVITIES	(240,000)	(139,000)	(178,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings /(Payments) Under Revolving Loan	2,138,000	(4,002,000)	1,809,000
(Net Payments) Under Term Note Agreements		-	(1,602,000)
Net Borrowings Under Mortgage Loan	(112,000)	(104,000)	866,000
Net Payments on Subordinated Debt Obligations	-	(6,000)	(67,000)
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	2,026,000	(4,112,000)	1,006,000
NET INCREASE / (DECREASE) IN CASH
AND EQUIVALENTS	71,000	(82,000)	223,000
CASH AND EQUIVALENTS - Beginning of Year	276,000	358,000	135,000
CASH AND EQUIVALENTS - End of Year	$ 347,000	$ 276,000	$ 358,000

The accompanying notes are an integral part of these statements.

CHAMPION PARTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED

DECEMBER 31, 2006, DECEMBER 31, 2005, AND DECEMBER 31, 2004

Note 1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation Policy - The consolidated financial statements include the accounts of Champion Parts, Inc. and its subsidiaries (the "Company").  All significant inter-company transactions and balances have been eliminated in consolidation.

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

Senior management reviews accounts receivable on a periodic basis to determine if any receivables will potentially be uncollectible.  The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts.  Based on the information available, the Company believes its allowance for doubtful accounts as of December 31, 2006 is adequate.  However, actual write-offs could exceed the recorded allowance.

From time to time, the Company's customers may be in a net credit balance position due to the timing of sales and core returns.  At December 31, 2006 and December 31, 2005 customers in a net credit balance position totaled approximately $3,730,000 and $3,411,865, respectively, and are reported as a component of accounts payable.  The Company periodically reviews the aging of unused credits and from time to time may reduce this balance on account of unclaimed credits or when otherwise appropriate.

Inventories - Inventories are stated at the lower of cost (first-in, first-out method) or market.  Inventory consists of material, labor, and overhead costs.

Property, Plant, and Equipment - Property, plant and equipment are carried at cost, less accumulated depreciation.  The assets are being depreciated over their estimated useful lives, principally by the straight-line method.  The range of useful lives of the various classes of assets is 10-40 years for buildings and 4-10 years for machinery and equipment. Leasehold improvements are amortized over the terms of the leases or their useful lives, depending on whichever is shorter.

Expenditures for maintenance and repairs are charged to operations.  Major expenditures for renewals and betterments are capitalized and depreciated over their estimated useful lives.

Long-Lived Assets - The Company reviews the carrying values of its long-lived assets and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable.  Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less cost to sell.  As of December 31, 2006, there has been no impairment of long-lived assets.

Deferred Charges - Costs of issuing long-term debt are deferred and amortized over the terms of the related issues.

Business Segments - The Company previously adopted Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Management views the entire corporation as one business segment.

Revenue Recognition – In accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, the company recognizes revenue when (i) persuasive evidence of a customer or distributor arrangement exists or acceptance occurs, (ii) a retailer, distributor or wholesaler receives the goods, (iii) the price is fixed or determinable, and (iv) collectibility of the sales revenue is reasonably assured. Subject to these criteria, the Company will generally recognize revenue when products are shipped.  Net sales reflect deductions for cores returned for credit and other customary returns and allowances. Such deductions and returns and allowances are recorded currently based upon continuing customer relationships and other criteria.  The Company's customers are encouraged to trade-in rebuildable cores for product included in the Company's current product line.

Credits for cores are allowed only against purchases of similar remanufactured products. The dollar volume of purchases further limits total available credits.  Product and core returns, reflected as reductions in net sales, were $8,900,000 (2006), $10,551,000 (2005) and $10,900,000 (2004).

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

	2006	2005	2004
Average Common Shares Outstanding	3,655,266	3,655,266	3,655,266
Dilutive Effect of Stock Options	80,794	80,794	95,469
Dilutive Common Shares Outstanding	3,736,060	3,736,060	3,750,735
Anti-Dilutive Common Shares Outstanding	167,000	167,000	167,000

Estimates - The accompanying financial statements include estimated amounts and disclosures based on management’s assumptions about future events.  Actual results may differ from these estimates.

Reclassification - A reclassification has been made to accounts receivable and accounts payable in the amount of $1,318,000 at December 31, 2005 to offset the outstanding credit memos against the outstanding debit memos in order to conform to the December 31, 2006 presentation.

Shipping and Handling Fees and Costs - The Company follows EITF No. 00-10, “Accounting for Shipping and Handling Fees and Costs.”  The Company classifies shipping and handling fees as part of net revenue and the related cost as operating expenses.  For the years ended December 31, 2006, 2005 and 2004 shipping and handling fees were $278,000, $291,000 and $325,000, respectively.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, Inventory Costs (“SFAS No. 151”).  SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of the statement did not have a material effect on its consolidated financial statements.

In June 2006, the FASB issued Interpretation No 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement, and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Tax positions must meet a more likely than not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006 and will become effective for us beginning with the first quarter of 2007, and the provisions of FIN 48 will be applied to all tax positions under Statement No 109 upon initial adoption. The cumulative effect of applying the provision of this interpretation will be reported as an adjustment to the opening balance of retained earning for that fiscal year. The company is currently evaluating the potential impact of FIN 48 on its consolidated financial statements.

In September 2006, the SEC issued Staff Bulletin No 108 (“SAB No 108”). SAB No 108 addresses the process and diversity in practice of quantifying financial statement misstatements resulting in the potential build up of improper amounts on the balance sheet. The Company is required to adopt the provisions of SAB No 108 in fiscal 2006.  The adoption of SAB No 108 did not have a material impact on its consolidated financial statements.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements.” SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practices, resulting from the application of this Statement relates to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. The Statement is effective for fiscal years beginning after November 15, 2007 and will become effective beginning in the first quarter of 2008. The Company has not yet determined the impact of the adoption of SFAS No 157 on its financial statements and footnote disclosures.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, an amendment of SFAS 87, 88, 106, and 132R.  Statement No. 158 requires the recognition of the over-funded or under-funded status of a defined benefit postretirement plan as an asset or a liability on the balance sheet and recognition of changes in that funded status in the year in which the changes occur through comprehensive income.  Statement No. 158 also requires the employer to measure the funded status of a plan as of the date of its year-end balance sheet.  Statement No. 158 was adopted as of December 31, 2006.

In February 2007, the FASB issued SFAS No 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permit entities to choose to measure many financial instruments and certain other item at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earning caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will become effective for financial statements issued for fiscal years beginning after November 15, 2007 and will become for the fiscal years beginning with the first quarter of 2008. The Company has not yet determined the impact of the adoption of SFAS No 159 on its financial statements and footnote disclosures.

Note 2.      ACQUISITION

On November 6, 2006, the Company acquired the assets of a business in the remanufacturing, distribution and sale of carburetors and throttle body injections.  The purchase price was $174,000 cash net of cash received for salvage value of $1,170,000 and a note payable with an earn-out for 11 years equal to 7.5% of net sales for three years and 5.0% of net sales for the remaining eight years. The earn out payments are subject to a $9.5 million cap and other adjustments. The note payable was recorded at $3,236,000, the present value of the projected earn-out.  Inventory acquired was recorded at its estimated fair value. The fair value of the assets acquired were as follows:

Inventory	$ 2,227,000
Equipment	473,000
Customer Lists	710,000

The unaudited condensed pro forma statement of operations assuming the acquisition occurred as of January 1, 2005 are as follows:

	2006	2005
Net Sales	$24,183,000	$30,578,000
Income From Operations	1,739,000	2,070,000
Net Income	407,000	1,118,000
Earnings Per Common Share
Basic	0.11	0.31
Fully Diluted	0.11	0.30

Note 3.      DEBT

Debt at December 31 consist of the following:

	2006	2005

1. Revolving credit at lender prime rate (8.25%) at December 31, 2006 plus 0.25%, interest payable monthly.  Secured by receivables and inventory. Amendment No. 2 to the Loan Agreement extends the loan maturity date to August 10, 2008.

	$ 8,326,000	$ 6,193,000
2. $900,000 mortgage note secured by Hope, Arkansas property. Monthly principal payments of $13,687. Monthly interest due at bank prime (8.25%) plus 2% on unpaid principal balance. Term of note, 7 years.	655,000	762,000
3. Earn-out notes payable, non-interest bearing, Contingent to the availability of defined Free Cash Flow, payable up to $500,000 Annually in years 2005-2009.	1,793,000	1,793,000
4. Asset purchase promissory note payable. Payable Monthly contingent on attaining certain sales levels.	130,000	130,000
5. Non-Interest Bearing Promissory Acquisition Note Payable capped at $9.5 million with an earn-out for 11 years, payable in monthly installments of 7.5% of net sales for the first three years and 5.0% of net sales for the remaining eight years.	3,236,000	-
Total Debt	$ 14,140,000	$ 8,878,000
Less Portion Due Within One Year	114,000	109,000
Total Long-Term Debt	$ 14,026,000	$ 8,769,000

Long-Term Debt Maturities at December 31, 2006 are listed below:

	2007	2008	2009	2010	2011-2015	Total
1. Revolving Credit	$ -	$ 8,326,000	$ -	$ -	$ -	$ 8,326,000
2. Mortgage Note	114,000	164,244	164,244	164,244	48,268	655,000
3. Earn-Out Note*	896,500	896,500	-	-	-	1,793,000
4. Asset Purchase Note*	130,000	-	-	-	-	130,000
5. Acquisition Note *	294,182	294,182	294,182	294,182	2,059,272	3,236,000
Total	$ 1,434,682	$ 9,680,926	$ 458,426	$ 458,426	$ 2,107,540	$ 14,140,000
* Contingent Amounts

On August 10, 2004, the Company entered into a three-year secure revolving credit facility with PNC Bank, National Association, replacing the Congress Financial Corporation credit facility.  On August 31, 2006, the Company entered into an amendment extending the loan maturity date to August 10, 2008. Maximum credit available under the PNC facility is $14,000,000, including available letter of credit accommodations of $1,000,000.  The interest rate on the revolving debt facility was lender prime plus 1/4 % or LIBOR plus 2%, and for letters of credit, the rate is 3.25% per annum on the daily outstanding balance.

On March 18, 2005, the Company entered into an amendment to the Credit, Loan and Security Agreement dated August 10, 2004 with PNC Bank, National Association. The Amendment No. 1 set forth the terms for temporary modification of the revolving interest rate to 1.25% above bank prime through April 12, 2005, the terms for temporary over-formula advances resulting from a change in the Lender’s interpreting the formula for calculating Eligible Receivables, definition of collateral monitoring fees and redefinition of the fixed charge coverage ratio covenant from a quarterly basis to a rolling twelve-month basis.

At December 31, 2006, the balance outstanding on the Company’s revolving loan facility with PNC Bank, National Association was $ 8,326,000 and letter of credit accommodations were $40,000. Also at December 31, 2006, the balance outstanding on the Company’s commercial mortgage loan with Elk Horn

Bank was $655,000. The total of the loan balances were $8,981,000, which compares to a total loan balance at December 31, 2005 of $6,955,000 and letter of credit accommodations of $40,000. At December 31, 2006, the Company is in compliance with the amended fixed charge coverage ratio covenant.

At March 28, 2004, the Company met job expansion incentives and the $250,000 City of Hope, Arkansas note was forgiven. The forgiveness of the debt was taken into non-operating income in March.

On June 28, 2004, the Company consummated the sale of its Beech Creek facility and property. The plant was vacated after consolidating operations in March of 2002.  The gross value of the transaction was $1.5 million and the net proceeds were used to reduce property term debt and revolving loan debt in July. The net difference between sales proceeds received, assets held for sale and other costs of approximately $118,000 was recorded against the asset restructuring reserve provided for this transaction. A $200,000 escrow account was established at the closing of the sale of the property to cover future EPA issues. Sale of the Beech Creek property has allowed the Company to proceed with replacing the Congress loan facility with new lenders.

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

The income tax expense (benefit) consists of the following:

	2006	2005	2004
Current
Federal	($ 9,000)	$ 14,000	$ 22,000
State and Local	-	68,000	133,000
Total Current	(9,000)	82,000	155,000
Deferred
Federal	-	-	-
State and Local	-	-	-
Total Deferred	-	-	-
Grand Total	($ 9,000)	$ 82,000	$ 155,000

The Company has provided a valuation reserve to write-down deferred tax assets due to the uncertainty of its ability to utilize them in future periods. The valuation allowance decreased $1,245,000 and $153,000 for the years ended December 31, 2006 and 2005.

At December 31, 2006, the Company had Federal, State, and Foreign Net Operating Loss Carry Forwards of approximately $6,430,000, $2,569,000 and $0, respectively.   At the end of 2005, Net Operating Loss Carry Forwards were Federal $6,407,000, State $820,000, and Foreign $0.  Federal Loss Carry Forwards begin to expire in 2011.  The Company also had $362,000 of tax credits.

The effective tax rate differs from the U.S. statutory federal income tax rate of 34% as described below:

	2006	2005	2004
Income Tax at Statutory Rate	$ -	$ 40,000	$ 296,000
Changes in Valuation Allowance	(204,000)	(153,000)	211,000
State Income Taxes Net of Federal Taxes	-	5,000	38,000
Other	195,000	190,000	(390,000)
Income Tax Expense (Benefit)	($9,000)	$82,000	$155,000

Deferred tax assets and liabilities are comprised of the following at December 31, 2006 and December 31, 2005.

	2006		2005
	Assets	Liabilities	Assets	Liabilities
Inventory Reserves	$ 3,056,000	$ -	$ 2,985,000	$ -
Fringe Benefits	1,022,000	-	1,415,000	-
Sales Credit Reserves	229,000	-	600,000	-
Depreciation	39,000	-	36,000	-
Bad Debt	852,000	-	474,000	-
Environmental	-	-	34,000	-
NOL Carry Forward	2,498,000	-	2,490,000	-
Tax Credit Carry Forward	362,000	-	326,000	-
Other	159,000	-	61,000	-
Assets Acquired in Business Combination	-	1,041,000	-	-
Valuation Allowance	(8,217,000)	-	(8,421,000)	-
Totals	$ -	$ 1,041,000	$ -	$ -

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

On March 28, 1997 (the "Grant Date"), the Company granted its President and Chief Executive Officer an option to purchase 100,000 Common Shares at a price of $.4375 per share under the 1995 Stock Option Plan.  In 1998, an additional 25,000 non-qualifying options, at a price of $.4375 per share, were granted to the President and are available for exercise. The options vest ratably at the rate of 25,000 shares per year and will expire in ten years from the Grant Date, subject to earlier termination of his employment.  As of December 31, 2005 he had not exercised any of these options.  Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), “Share Based Payments” using the modified prospective method. The adoption of SFAS No. 123(R) had no effect on the financial statements.

On January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective method as permitted under SFAS 123(R). Under this transition method, compensation cost to be recognized in 2006 includes compensation cost for all share-base payments granted prior to but not yet vested as of December 31,2005, based on the grant-date fair value estimated in accordance with the provisions for  SFAS 123. There were no unvested options at December 31, 2005.

Had compensation cost for the Company’s stock option plan been determined on the fair value of the Company’s common stock at the dates of awards under the fair value method of SFAS No. 123, the  change to the Company’s 2005 and 2004 net income and net income per common share would have been de minimis.

Information with respect to stock options outstanding is as follows:

	2006	2005	2004
Outstanding	167,000	167,000	167,000
At Year-End
Shares Underlying Options	167,000	167,000	167,000
Weighted Average Option Price	$ 0.5293	$ 0.5293	$ 0.5293
Exercisable	167,000	167,000	167,000
Available For Grant	-	-	-

Note 6.      EMPLOYEE SAVINGS PLANS

Salaried employees and Group Leader hourly employees with one year of service are eligible to participate in a 401(k) plan ("Thrift Program").  Under this program, contributions are 100% vested.

Note 7.      EMPLOYEE RETIREMENT PLANS

The Company sponsors defined pension benefit plans that cover hourly employees of the Hope facility and three former operating facilities. The benefits are based upon years of service.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, an amendment of SFAS 87, 88, 106, and 132R. Under SFAS 158 companies must: a) recognized a net liability or asset to report the funded status of their plans on their statement of financial position, b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employers fiscal year, and c) recognize changes in the funded status of a defined benefit post retirement plan in the year which the changes occur in comprehensive income. Since all the defined benefit plans were frozen, the projected benefit obligation and the previously recorded accumulated benefit obligation was the same. The effect of applying SFAS 158 on the Consolidated Balance Sheet at December 31, 2006 is as follows:

	Prior to SFAS 158	Adjustment SFAS 158	After SFAS 158
Accrued Pension Cost	($2,961,000)	($615,000)	($2,346,000)
Intangible	13,000	(13,000)	-
Accumulated Other Comprehensive Loss	($2,486,000)	$628,000	($1,872,000)

The Company uses a December 31 measurement date for pension plans. The following table presents additional details about the pension plans at December 31, 2006 and December 31, 2005:

	2006	2005
Reconciliation of Benefit Obligations
Obligation at January 1	$ 11,525,000	$ 10,872,000
Service Cost	51,000	52,000
Interest Cost	626,000	614,000
Actuarial (Gain)/Loss	(457,000)	404,000
Benefit Payments	(420,000)	(417,000)
Obligation at December 31	$ 11,325,000	$ 11,525,000

Reconciliation of Fair Value of Plan Assets
Fair Value of Plan Assets at January 1	$ 8,268,000	$ 8,072,000
Actual Return on Plan Assets	754,000	480,000
Employer Contributions	377,000	133,000
Benefit Payments	(420,000)	(417,000)
Fair Value of Plan Assets at December 31	$ 8,979,000	$ 8,268,000

Information for pension plans with an accumulated benefit obligation in excess of plan assets at December 31 is summarized below:

	2006	2005
Projected Benefit Obligation	$ 11,325,000	$ 11,525,000
Accumulated Benefit Obligation	11,325,000	11,525,000
Fair Value of Plan Assets	8,979,000	8,268,000

The following table provides the components of net periodic benefit cost for the plans for fiscal years 2006, 2005, and 2004:

Pension Benefits	2006	2005	2004
Service Cost	$ 51,000	$ 52,000	$ 44,000
Interest Cost	626,000	614,000	606,000
Expected Return on Plan Assets	(701,000)	(673,000)	(642,000)
Amortization of Transition (Asset) Obligation	(4,000)	(4,000)	(5,000)
Amortization of Prior Service Cost	2,000	2,000	2,000
Amortization of Net (Gain)/Loss	121,000	92,000	77,000
Net Periodic Benefit Cost/(Benefit)	$ 95,000	$ 83,000	$ 82,000

The following amounts have been recognized in accumulated other comprehensive loss and net periodic benefit cost at December 31, 2006:

Transition Cost	$ (2,000)
Prior Service Cost	11,000
Net Gain	1,863,000
Accumulated Other Comprehensive Loss	1,872,000
Net Periodic Benefit Cost	474,000
Total	$ 2,346,000

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic pension expenses in 2007 are as follows:

Transition Cost	$ (2,000)
Prior Service Cost	2,000
Actuarial Loss	$87,000

The assumptions used in the measurement of the Company’s benefit obligation are shown in the following tables:

Weighted-average assumptions used to determine benefit obligations at December 31 are:

	2006	2005
Discount Rate	5.83%	5.5%
Rate of Compensation Increase	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit costs for years ended December 31 are:

	2006	2005
Discount Rate	5.50%	5.75%
Expected Return on Plan Assets	8.50%	8.50%
Rate of Compensation Increase	N/A	N/A

In determining the expected return on plan assets, the Plan Trustees consider relative weighting of the plan assets, the historical performance of the plan assets, and other economic indicators of future performance.  In addition, the Plan Trustees consult with and consider the opinion of the trust management advisors and other professionals in developing appropriate return benchmarks.

Pension Plan Assets

The Company's pension plan weighted-average asset allocations at December 31, 2006, and December 31, 2005, by asset category are as follows:

Asset Category	2006	2005
Equity Securities	63%	63%
Debt Securities	36%	36%
Cash or Cash Equivalents	1%	1%
Total Pension Plan Assets	100%	100%

Asset management objectives include maintaining an adequate level of diversification to reduce interest rate and market risk and provide liquidity to meet present and future benefit payment requirements.  Plan assets are reviewed for performance and rebalanced to the target asset allocation objective periodically as needed.

Plan Contributions

The Company expects to contribute $1,003,000 to its four pension plans in 2007.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, expected to be paid:

Year	Pension Benefits
2007	$ 461,000
2008	470,000
2009	482,000
2010	501,000
2011	513,000
2012 - 2016	$ 2,915,000

Note 8.      LEASES

The Company leases certain plants and offices and computer equipment. Certain of the real estate leases, constituting non-financing leases, have provisions for renewal. These lease renewals are primarily for five years.

Total rental expense charged to operations was $247,000 (2006), $204,000 (2005), and $267,000 (2004).

The company has no non-cancellable operating lease commitments at December 31, 2006.

Note 9.      SALES TO MAJOR CUSTOMERS

In 2006, net sales to the Company's four largest customers were approximately 73% of total net sales.  In 2005, net sales to the Company's four largest customers were approximately 72% of total net sales.  For the year ending December 31, 2006, net sales of the Company's four largest customers were approximately 26%, 25%, 11% and 11% of total net sales.

The Company's largest product line is remanufactured carburetors, which accounted for 60% of 2006 net sales compared to 45% in 2005. The Company's main distribution channel is through large retailers who accounted for 88% of net carburetor sales in 2006 and 90% in 2005.  The balance of the carburetor sales was to original equipment aftermarket customers and traditional warehouse distributors.

A reduction in the level of sales to or the loss of one or more of these customers would have a material adverse effect on the Company’s financial condition and results of operations.

Note 10.      COMMITMENTS AND CONTINGENCIES

A.   ENVIRONMENTAL MATTERS

The Company is subject to various federal, state, and local environmental laws and regulations incidental to its business.  The Company continues to modify, on an ongoing basis, processes that may have an environmental impact.

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

The Company has $100,000 in reserves for anticipated future costs of pending environmental matters at December 31, 2006. Also, a $200,000 escrow account was established at the closing of the sale the Beech Creek, Pennsylvania property to cover future EPA issues. Future costs include the Company's estimated allocated share of remedial investigation/feasibility studies and clean up and disposal costs. The Company's ultimate costs are subject to further development of existing studies and possible readjustment of the Company's pro rata share of total costs.  The Company believes that it has adequate insurance to cover these costs.

In 2004 and certain prior years, the Company was one of numerous defendants named in suits for personal injuries caused by exposure to products containing asbestos. There are no cases pending or open at December 31, 2006.

B.  OTHER

From time to time the Company may be named in lawsuits during the normal course of its business.  Management intends to defend any lawsuits that may arise.  In the opinion of Management, legal matters now pending will not have a material adverse effect on the consolidated financial position of the Company.

Note 11.      OTHER ACCRUED EXPENSES.

Other accrued expenses consist of the following at December 31:

	2006	2005
Pension	$ 2,346,000	$ 3,257,000
Retuned Goods Credit Reserves	1,255,000	1,776,000
Workers Compensation	772,000	681,000
Environmental Costs	100,000	100,000
Legal & Professional Fees	164,000	127,000
Rebates	14,000	26,000
Interest	57,000	40,000
Other Items – Net	(187,000)	(154,000)
Total Other Accrued Expenses	$ 4,521,000	$ 5,853,000

Note 12.      SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the year for interest and income taxes was as follows:

	2006	2005	2004
Interest Expense, Net	$ 621,000	$ 592,000	$ 612,000
Income Taxes	9,000	100,000	142,000

Supplemental Schedule of Non-cash Investing and Financing Activities:

There was an adjustment for additional minimum pension liability charged (credited) to "Other Comprehensive Loss" of ($615,000), $245,000 and $222,000 for the years 2006, 2005 and 2004, respectively.

On November 6, 2006, the Company acquired the assets of another company, see Note 2 to the Consolidated Financial Statements. The purchase price was $174,000 cash, net of cash received for salvage value of $1,170,000, and a note payable recorded at $3,236,000, which represents the present value of the projected earn out period. The fair value of the assets acquired were inventory at $2,227,000, equipment of $473,000 and customer lists at $710,000.

Note 13.      SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(In Thousands, except per share data)

	Net Sales	Operating Income	Net Income	Earnings Per Share Basic	Earnings Per Share Diluted
2005 Quarters
First	5,813	305	160	0.04	0.04
Second	5,995	382	255	0.07	0.07
Third	5,320	6	(138)	-0.04	-0.04
Fourth	4,523	(104)	(242)	-0.07	-0.07
Total	21,651	589	37	0.01	0.01

2006 Quarters
First	6,137	404	239	0.07	0.06
Second	4,533	284	113	0.03	0.03
Third	4,264	6	(73)	(0.02)	(0.02)
Fourth	3,127	(4)	(269)	(0.08)	(0.07)
Total	18,061	690	10	0.00	0.00

Note 14.      INVENTORIES

Inventories at December 31 consist of the following:

	2006	2005
Gross Inventories
Raw Cores	$ 7,317,000	$ 7,033,000
Parts	4,399,000	2,802,000
Sub-Total Raw Materials	11,716,000	9,835,000
Work-In-Process	2,836,000	3,016,000
Finished Goods	8,238,000	6,273,000
Total Inventories, Gross	22,790,000	19,124,000

Inventory Reserves
Core Devaluation Reserve	(3,112,000)	(3,699,000)
Obsolescence Reserves	(3,489,000)	(3,273,000)
Valuation Reserves	(504,000)	(332,000)
Total Inventory Reserves	(7,105,000)	(7,304,000)

Total Inventories, Net	$ 15,685,000	$ 11,820,000

Inventories are stated at the lower of cost (first-in, first-out method) or market.  Inventory consists of material, labor, and overhead costs.

Note 15.      OTHER ASSETS

Other Assets consisted of the following at December 31:

	2006	2005
Customer Lists	$ 1,752,000	$ -
Goodwill	367,000	380,000
Intangible Pension Cost	-	13,000
Total	$ 2,119,000	$ 393,000

CHAMPION PARTS, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Allowance for Uncollectible Accounts	Balance at Beginning of Period	Charged to Operations	Decreases To Reserves	Balance End of Period
2004	945,000	298,000	(122,000)	1,121,000
2005	1,121,000	175,000	(91,000)	1,205,000
2006	1,205,000	1,170,000	(207,000)	2,168,000

Inventory Reserves	Balance at Beginning of Period	Charged to Operations	Decreases To Reserves	Balance End of Period
2004	6,675,000	550,000	65,000	7,290,000
2005	7,290,000	391,000	(378,000)	7,304,000
2006	7,304,000	-	(199,000)	7,105,000

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

CHAMPION PARTS, INC.

EXHIBIT INDEX

Material Contracts (Continued)

(10)(n)  Amendment No. 1 to dated March 18, 2005 to Revolving Credit, Loan and Security Agreement dated August 10, 2004 between the Registrant and PNC Bank, National Association (incorporated by reference to Registrant’s Current Report on Form 8-K "File No. 1-07807", dated March 22, 2005).

(10)(o)  Amendment No. 2, Consent and Limited Waiver dated as of August 31, 2006 to Revolving Credit, Loan and Security Agreement dated as of August 10, 2004 between the Registrant and PNC Bank, National Association (incorporated by reference to Registrant’s Current Report on Form 8-K "File No. 1-07807", dated September 5, 2006).

(10)(p)  Asset Purchase Agreement dated as of August 31, 2006 between the Registrant and TAP Holdings, LLC (incorporated by reference to Registrant’s Current Report on Form 8-K "File No. 1-07807", dated September 5, 2006).

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

31.1

Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32

Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350

(99)

Audit Committee Charter (incorporated by reference to Registrant's Annual Report on Form 10-K "File No. 1-07807", for the year ended December 31, 2004).

Note:

(1) Denotes management contract or compensatory plan or arrangement required to be filed as an Exhibit to this report pursuant to item 601 of Regulation S-K.