Form 10-Q
period 2007-04-01
CHAMPION PARTS INC
filed 2007-05-15
CIK 19161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 1, 2007

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

Yes [  ]

  No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

                                  Class                                                     Outstanding as of April 1, 2007

               Common Shares - $0.10 Par Value                                          3,655,266

CHAMPION PARTS, INC.
Form 10-K
Cross Reference Index

PART I.    FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHAMPION PARTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (unaudited)

ASSETS	April 1, 2007	December 31, 2006
CURRENT ASSETS
Cash	$242,000	$347,000
Accounts Receivable, Less Allowance for Uncollectible Accounts
of $2,246,000 and $2,168,000 in 2007 and 2006, respectively	9,419,000	5,615,000
Miscellaneous Receivables	140,000	22,000
Inventories, Net of Reserves	14,203,000	15,685,000
Prepaid Expenses and Other Assets	526,000	423,000
Total Current Assets	24,530,000	22,092,000
PROPERTY, PLANT AND EQUIPMENT
Land	70,000	70,000
Buildings	4,461,000	4,461,000
Machinery and Equipment	15,085,000	15,053,000
Gross Property, Plant & Equipment	19,616,000	19,584,000
Less: Accumulated Depreciation	17,478,000	17,397,000
Net Property, Plant & Equipment	2,138,000	2,187,000
Total Other Assets	2,043,000	2,119,000
Total Assets	$28,711,000	$26,398,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$5,603,000	$5,106,000
Accrued Expenses
Salaries, Wages and Employee Benefits	395,000	392,000
Other Accrued Expenses	4,922,000	4,521,000
Taxes Other Than Income	68,000	51,000
Current Maturities of Long Term Debt – Mortgage Note	116,000	114,000
Total Current Liabilities	11,104,000	10,184,000
DEFERRED INCOME TAXES	985,000	1,041,000
LONG-TERM DEBT
Long-Term Notes Payable – Acquisition Note	3,073,000	3,236,000
Long-Term Notes Payable – Revolving Loan	9,989,000	8,326,000
Long-Term Notes Payable – Mortgage Note	512,000	541,000
Long-Term Notes Payable – Subordinated Debt	1,793,000	1,793,000
Long-Term Notes Payable – Asset Purchase Note	130,000	130,000
Total Long-Term Debt	15,497,000	14,026,000
STOCKHOLDERS' EQUITY
Preferred Stock - No Par Value; authorized, 10,000,000
shares; issued and outstanding, none	-	-
Common Stock - $0.10 Par Value; 50,000,000 shares authorized
3,655,266 shares outstanding	366,000	366,000
Additional Paid In Capital	15,578,000	15,578,000
Accumulated (Deficit)	(12,947,000)	(12,925,000)
Accumulated Other Comprehensive (Loss)	(1,872,000)	(1,872,000)
Total Stockholders’ Equity	1,125,000	1,147,000
Total Liabilities and Stockholders’ Equity	$28,711,000	$26,398,000

The accompanying notes are an integral part of these statements.

CHAMPION PARTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE PERIODS ENDED (unaudited)

	Three Months April 1, 2007	Three Months April 2, 2006
Net Sales	$5,282,000	$6,137,000
Costs and Expenses:
Cost of Products Sold	4,513,000	5,107,000
Selling, Distribution & Administration	554,000	626,000
Total Costs and Expenses	5,067,000	5,733,000
Operating Income	215,000	404,000
Non-Operating Expense/(Income):
Interest Expense, Net	229,000	147,000
Other Non-Operating (Income)	(2,000)	(3,000)
Total Non-Operating Expense/(Income)	227,000	144,000
Income (Loss) Before Income Taxes	(12,000)	260,000
Income Tax Expense (Benefit)	10,000	21,000
Net Income (Loss)	($22,000)	$239,000
Weighted Average Common Shares
Shares Outstanding at Year-end:
Basic	3,655,266	3,655,266
Diluted	3,736,060	3,703,795
Earnings Per Common Share – Basic:
Net Income (Loss) per common share	($0.01)	$0.07
Earnings Per Common Share - Diluted:
Net Income (Loss) Per Common Share	($0.01)	$0.06

The accompanying notes are an integral part of these statements

CHAMPION PARTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY/(DEFICIT) (unaudited)

	Common Shares	Stock Amount	Additional Paid-In Capital	Accumulated (Deficit)	Accumulated Other Comprehensive Income/(Loss)
Balance, December 31, 2006	3,655,266	$366,000	$15,578,000	($12,925,000)	($1,872,000)
Net Income (Loss)				(22,000)
Balance, April 1, 2007	3,655,266	$366,000	$15,578,000	($12,947,000)	($1,872,000)

The accompanying notes are an integral part of these statements

CHAMPION PARTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

FOR THE PERIODS ENDED (unaudited)

	Three Months April 1, 2007	Three Months April 2, 2006
Net Income (Loss) and Other Comprehensive Income	($22,000)	$239,000

The accompanying notes are an integral part of these statements.

CHAMPION PARTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - PERIODS ENDED
(unaudited)

	Three Months April 1, 2007	Three Months April 2, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	($22,000)	$239,000
Adjustments to Reconcile Net Income to Net Cash Provided By/(Used In) Operating Activities:
Depreciation and Amortization	81,000	84,000
Provision for Inventory Write-Offs	474,000	156,000
Provision for Doubtful Accounts	78,000	56,000
Changes in Assets and Liabilities:
Accounts Receivable Trade	(3,882,000)	(1,675,000)
Accounts Receivable Miscellaneous	(118,000)	13,000
Inventories	1,008,000	456,000
Prepaid Expenses	(103,000)	16,000
Other Assets	76,000	-
Deferred Income Taxes	(56,000)	-
Accounts Payable	497,000	144,000
Accrued Expenses and Other	423,000	373,000
NET CASH USED IN OPERATING ACTIVITIES	(1.544,000)	(138,000)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital Expenditures	(32,000)	(21,000)
NET CASH USED IN INVESTING ACTIVITIES	(32,000)	(21,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings Under Revolving Loan	1,663,000	203,000
Acquisition Note	(163,000)	-
Net Borrowings Under Mortgage Loan	(29,000)	(35,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,471,000	168,000
NET INCREASE / (DECREASE) IN CASH
AND EQUIVALENTS	(105,000)	9,000
CASH AND EQUIVALENTS - Beginning of Year	347,000	276,000
CASH AND EQUIVALENTS - End of Year	$242,000	$285,000

Supplemental Disclosures of Cash Flow Information
Cash Paid during the Quarter:
Income Taxes	-	97,600
Interest	199,000	142,000

The accompanying notes are an integral part of these statements.

CHAMPION PARTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1

The accompanying financial statements for the three months ending April 1, 2007 and April 2, 2006 have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  The condensed consolidated financial statements and these notes should be read in conjunction with the consolidated financial statements and footnotes of the Company included in the Company's Annual Report submitted on Form 10-K for the year ended December 31, 2006.

The consolidated balance sheet at December 31, 2006 has been derived from the audited financial statements at that date.

The Company previously adopted Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information” and management views the Company as one business segment, the remanufacturing of auto parts.

Note2

The information furnished herein reflects all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period.  Results of operations for the three months ending April 1, 2007 are not necessarily indicative of results to be expected for the entire year.

Note 3

Inventories are valued at the lower of cost (first-in, first-out method) or market.  A summary of the gross inventories and reserves follows:

	April 1, 2007	December 31, 2006
Gross Inventories
Raw Cores	$10,240,000	$7,317,000
Parts	4,150,000	4,399,000
Sub-Total Raw Materials	14,390,000	11,716,000
Work-In-Process	3,098,000	2,836,000
Finished Goods	7,264,000	8,238,000
Total Inventories, Gross	24,752,000	22,790,000

Inventory Reserves
Core Devaluation Reserve	(6,151,000)	(3,112,000)
Obsolescence Reserves	(3,524,000)	(3,489,000)
Valuation Reserves	(874,000)	(504,000)
Total Inventory Reserves	(10,549,000)	(7,105,000)

Total Inventories, Net	$14,203,000	$15,685,000

Note 4

For reporting purposes, product and core returns are offset against gross sales in arriving at net sales.  Total returns for the three months ended April 1, 2007 were $2,074,000 compared to $1,827,000 at April 2, 2006.

Note 5

The Company’s six largest customers accounted for a total of 80% of the Company’s net sales in the quarter ending April 1, 2007, with the four largest customers aggregating 67% of the total. For the same period in 2006, the Company’s six largest customers accounted for a total of 83% of the Company’s net sales, with the four largest customers comprising 72% of the total. A reduction in the level of sales to or the loss of one or more of these customers would have a material adverse effect on the Company’s financial condition and results of operations.

Note 6

Long-lived Assets - The Company reviews the carrying values of its long-lived assets and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable.  Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less cost to sell.  As of April 1, 2007 there has been no impairment of long lived-assets.

Note 7

The income tax expense attributable to operations for the three months ended April 1, 2007 and April 2, 2006, differed from the amounts computed by applying the federal income tax rate of 34% principally as a result of tax benefits recognized related to the carry forward of net operating losses.

Note 8

On August 10, 2004, the Company entered into a three-year secure revolving credit facility with PNC Bank.  On August 31, 2006, the Company entered into an amendment extending the loan maturity date to August 10, 2008. Maximum credit available under the PNC facility is $14,000,000, including available letter of credit accommodations of $1,000,000.  The interest rate on the revolving debt facility was lender prime plus 1/4 % or LIBOR plus 2%, and for letters of credit, the rate is 3.25% per annum on the daily outstanding balance.

On August 10, 2004, the Company entered into a commercial property loan on its Hope, Arkansas properties with Elk Horn Bank and Trust Company acting as lead bank for a group of five lending institutions.  The loan with Elk Horn is for $900,000, with seven-year amortization and an interest rate of New York prime plus 2% adjusted quarterly.

At April 1, 2007, the balance outstanding on the Company’s revolving loan facility with PNC Bank, National Association was $9,989,000 and letter of credit accommodations were $40,000. Also at April 1, 2007, the balance outstanding on the Company’s commercial mortgage loan with Elk Horn Bank was $628,000. The total of the loan balances was $10,617,000, which compares to a total loan balance at December 31, 2006 of $8,981,000 and letter of credit accommodations of $40,000.

The Company is also indebted under a note relating to the acquisition of a business competitor. The Non-Interest Bearing Promissory Acquisition Note is capped at $9.5 million with an earn-out for 11 years, payable in monthly installments of 7.5% of net sales for the first three years and 5.0% of net sales for the remaining eight years. The estimated balance of the note at April 1, 2007 is $3,073,000.

The company has other debt related to a settlement with general creditors executed in 1997. The note is contingent on the availability of defined free cash flow, payable up to $500,000 annually in the years 2005-2009.  The balance of the note at April 1, 2007 is $1,793,000.

The company has other debt related to an acquisition in 2004. The note is contingent on attaining certain sales levels. The balance of the note at April 1, 2007 is $130,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                                   CONDITION AND RESULTS OF OPERATIONS

Management Overview

First quarter 2007 net sales of $5,282,000 were $855,000, or 14%, lower than the same period in 2006 primarily reflecting weaker sales of air conditioning products, constant velocity axles, heavy duty and agricultural products.  Cost of products sold for the quarter was lower than 2006 by $594,000, or 11.6%, principally as a result of lower sales volume. Selling, distribution, and administrative expenses for the quarter were lower than first quarter 2006 by $72,000, or 11.5%, primarily due to lower outside professional service fees. Operating income for the quarter was $215,000 versus $404,000 in first quarter 2006, a decrease of $189,000, or 46.7%.

Interest cost for the quarter was up $82,000 over 2006, reflecting a higher revolving credit facility balance.

Non-operating income for the quarter was $2,000 versus $3,000 in the same period of 2006, for a $1,000 decrease.

Net loss for the first quarter was $22,000 versus net income of $239,000 in 2006. The decrease primarily reflects higher costs of products sold and interest costs in comparison to net sales revenue for the 2007 quarter.

Results of Operations

Three months ended April 1, 2007 compared to three months ended April 2, 2006

Net sales for the quarter ending April 1, 2007 were $5,282,000 versus net sales of $6,137,000 for the same fiscal quarter in 2006.  The $855,000, or 14%, decrease in net sales compared to 2006 reflected weaker net sales of air conditioning products and lower net sales of constant velocity axle, heavy duty, and agricultural product lines than last year. Total product and core returns, which are accounted for as reductions to gross sales, were 27.6% and 22.5% of gross sales for the first quarter of 2007 and 2006, respectively. Product and core returns are accounted for on an accrual basis driven by gross sales. The lower percentage in the first quarter of 2006 reflects the impact of increased sales of carburetor products for which returns are typically higher.

Carburetor net sales were 60% and 45.2% of total net sales, respectively, for the first quarter of 2007 and 2006. Even though new vehicles sold are no longer equipped with carburetors in the United States and Canada, the Company continues to sell replacement units for older vehicles, which predominantly use carburetors.  The Company expects that the trend in carburetor sales will decline in future periods.  In addition, carburetor margins may be negatively impacted in the future as customers accelerate product returns during periods of declining demand.

Cost of products sold were $4,513,000, or 85.4%, of net sales for 2007 as compared to $5,107,000, or 83.2%, for the first quarter of 2006.  The cost of products sold percentage increase of 2.2% is primarily due to lower sales volume.

Selling, distribution and administrative expenses for the first quarter 2007 were $554,000 compared to $626,000 in the first quarter of 2006. The decrease of $72,000 primarily reflects lower outside professional service fees. Also attributable are lower distribution, selling and administrative payroll expenses.

Operating income for the quarter was $215,000, compared to $404,000 for the first quarter of 2006.  The decrease is attributed primarily to the lower net sales.

Interest expense of $229,000 for the quarter was up $82,000 over 2006. The increase is attributable to the higher revolving loan balance this year.

Non-operating income for the quarter was $2,000 versus $3,000 in the same period of 2006, for a decrease of $1,000.

Net Loss was $22,000 for the first quarter versus net income of $239,000 for 2006 for a decrease of $261,000.

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

Deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.  At April 1, 2007, the Company’s deferred tax asset consisted principally of net inventory reserves and net operating loss carry forwards.  The Company’s deferred tax asset has been reduced by a valuation allowance to the extent such benefits are not expected to be fully utilized.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued Interpretation No 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement, and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Tax positions must meet a more likely than not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006 and will become effective for us beginning with the first quarter of 2007, and the provisions of FIN 48 will be applied to all tax positions under Statement No 109 upon initial adoption. The cumulative effect of applying the provision of this interpretation will be reported as an adjustment to the opening balance of retained earning for that fiscal year. The company adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not require an adjustment to the opening balance of retained earnings as of January 1, 2007.

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

Also on August 10, 2004, the Company entered into a commercial property loan on the Hope, Arkansas property with Elk Horn Bank and Trust Company acting as lead bank for a group of five lending institutions. The loan with Elk Horn is for $900,000, with seven-year amortization and an interest rate of New York prime plus 2% adjusted quarterly. The balance of the mortgage note at April 1, 2007 is $628,000.

Management believes that the Company will be able to finance its working capital needs in the current year and the foreseeable future through the use of borrowings and cash flows generated from operations.

Working Capital

Net working capital at April 1, 2007 was $13,426,000 compared to $11,908,000 at December 31, 2006, an increase of $1,518,000 primarily reflecting higher accounts receivable.

Net trade accounts receivable at April 1, 2007 were $9,419,000, an increase of $3,804,000 versus the year-end 2006 balance of $5,615,000.  The increase is primarily due to change in the customer base with sale terms of 180 days.

Net inventories of $14,203,000 at April 1, 2007 were $1,482,000 lower as compared to the year-end 2006 balance of $15,685,000.  The decrease in net inventory reflects a $296,000 decrease in raw cores and $974,000 decrease in finished goods. Work-in-process was up slightly and parts inventory balances were down slightly for the quarter. The inventory decreases are due to concerted efforts to reduce on-hand balances.

Accounts payable at April 1, 2007 were $5,603,000 compared to a balance at year-end 2006 of $5,106,000. The $497,000 increase in accounts payable is due to the higher net trade accounts payable which have resulted from increased raw materials spending in the past three months compared to year-end.

Other Accrued expenses of $4,922,000 were up $401,000 from the fiscal year-end 2006 balance of $4,521,000, principally reflecting increases for stock adjustments, pension plans and taxes during the quarter.

Debt

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

At April 1, 2007, the balance outstanding on the Company’s revolving loan facility with PNC Bank, National Association was $9,989,000 and letter of credit accommodations were $40,000. Also at April 1, 2007, the balance outstanding on the Company’s commercial mortgage loan with Elk Horn Bank was $628,000. The total of the loan balances was $10,617,000, which compares to total loan balances at December 31, 2006 of $8,981,000 and letter of credit accommodations of $40,000.

SEASONALITY

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

The Company's cash flow generated from operations together with borrowings is expected to provide sufficient working capital to meet our needs for the current fiscal year and the foreseeable future over the next fiscal year and beyond.

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

The Company’s six largest customers accounted for a total of 80.6% of the Company’s net sales in the quarter ending April 1, 2007, with the four largest customers aggregating 73% of the total. For the same period in 2006, the Company’s six largest customers accounted for a total of 83% of the Company’s net sales, with the four largest customers comprising 72% of the total. A reduction in the level of sales to or the loss of one or more of these customers would have a material adverse effect on the Company’s financial condition and results of operations.

While the Company has established reserves for potential environmental liabilities that it believes to be adequate, there can be no assurance that the reserves will be adequate to cover actual costs incurred or that the Company will not incur additional environmental liabilities in the future.

Accordingly, actual results may differ materially from those set forth in forward-looking statements.

OFF-BALANCE SHEET ARRANGEMENTS

As part of its ongoing business, the Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPE's"), or SPE's which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As of the fiscal quarter ended April 1, 2007, the Company is not involved in any unconsolidated SPE transactions.

ITEM 3.    QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT
                   MARKET RISK

The Company has credit facilities that bear interest at various rates based on the bank prime rate. Interest on $10,617,000, or 68.5%, of the Company's debt was variable based on the lender’s prime rate. Consequently, a general increase of 1% in the lender’s prime rate would result in additional interest cost of approximately $106,000 if the same debt level and structure were to be maintained.

ITEM 4.    CONTROLS AND PROCEDURES

(a)

The Company's certifying officers have concluded based on their evaluation of the Company's disclosure controls and procedures that the disclosure controls and procedures as of the fiscal quarter ended April 1, 2007 are effective in ensuring that material information relating to the Company, including its consolidated subsidiaries, is made known to the certifying officers by others within those entities, as appropriate to allow timely decisions regarding required disclosure, particularly during the period in which this Form 10-K was being prepared, and that information required to be disclosed by the Company in its reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities  and Exchange Commission's rules and forms.

(b)

There was no change in internal control over financial reporting during the fiscal quarter ended April 1, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.     OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

See Registrant’s Annual Report on Form 10-K, December 31, 2006, Environmental Section, pages 10 through 13, for the current background on these proceedings.

In January 2003, the Company received a “Notice of Liability” letter from the former owner and PRP at the Double Eagle Refinery Superfund Site (DER Site).  The former owner is liable for remediation costs under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA).  According to DER Site records, the Company sent approximately 46,000 gallons of waste oil to the DER Site from 1985 through 1988 and, as such, also faces potential PRP liability for DER Site remediation costs.  The Company has been informed that 4,500 PRPs have been identified at the DER Site accounting for 8.5 million gallons of waste.  Many of these PRPs apparently are small companies which sent relatively small quantities of waste to the DER site, but approximately 100 PRPs have been identified who sent more than 10,000 gallons each.  The USEPA has threatened the former owner and several other PRPs with whom USEPA has a tolling agreement with a cost recovery action concerning the USEPA’s remediation of soil and groundwater contamination of the DER Site.  (The USEPA is barred from pursuing the Company, and many other PRPs, by the applicable statute of limitations.)  In response to the threatened cost recovery action, the former owner sent Notice of Liability letters to approximately 100 PRPs and hosted a February 25, 2003 meeting asking the PRPs to form a PRP Group to negotiate with the USEPA and allocate liability.  The stated intent, in the absence of the formation of such a group, is to pursue, when appropriate, a private party contribution action against the PRPs.

On May 9, 2007 Champion was served with a third party complaint in the matter of United States of America and the State of Oklahoma v. Union Pacific Railroad Company.  The third party complaint names the Company and 25 other companies as third party defendants in the action.  The Union Pacific third party complaint alleges the Company is liable for response costs, interest, and national resource damages at the DER Site and seeks contribution from the Company.  The third party complaint seeks a declaration that if Union Pacific is adjudicated to be liable then the third party defendants are liable to Union Pacific for any amounts in excess of Union Pacific’s equitable share, and that if Union Pacific is adjudicated liable to plaintiffs then the third party defendants are liable to Union Pacific in contribution.  The underlying Complaint alleges that Union Pacific was the owner-operator of the DER Site and is liable for approximately $31.7 million in unreimbursed response costs at the DER Site.

The Company will be tendering the third party complaint to its insurance carriers for defense and indemnity.  The Company is still investigating this new claim, including what other parties, if any, the Company may assert fourth party claims or cross-claims against, and is investigating the Company’s potential exposure.  Based on the DER Site records, the Company is responsible for less than one percent of the volume of material sent to the Site.

ITEM 1A.    RISK FACTORS

See Registrant’s Annual Report on Form 10-K, December 31, 2006, Risk Factors Section, pages 6 through 10, for the current information.

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

CHAMPION PARTS, INC.

(Registrant)

Dated: May 15, 2007	/s/ Jerry A. Bragiel
Jerry A. Bragiel President, Chief Executive Officer

Dated: May 15, 2007	/s/ Kevin J. Cain
Kevin J. Cain Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to Champion Parts, Inc. and will be retained by Champion Parts, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 31.1

CERTIFICATION
PURSUANT TO EXCHANGE ACT RULES  13A-14(A) / 15D-14(A), AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.
Dated: May 15, 2007		/s/ Jerry A. Bragiel
Jerry A. Bragiel President, Chief Executive Officer

Exhibit 31.2

CERTIFICATION
PURSUANT TO EXCHANGE ACT RULES  13A-14(A) / 15D-14(A), AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Kevin J. Cain, Chief Financial Officer, certify that:
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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.
Dated: May 15, 2007		/s/ Kevin J. Cain
Kevin J. Cain Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PERSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Champion Parts, Inc., (the “Company”) on Form 10-Q for the quarter ended April 1, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Jerry A. Bragiel, President, Chief Executive Officer and Acting Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1)   The Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

(2)   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 15, 2007	/s/ Jerry A. Bragiel
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

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PERSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Champion Parts, Inc., (the “Company”) on Form 10-Q for the quarter ended April 1, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Kevin J. Cain, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1)   The Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

(2)   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 15, 2007	/s/ Kevin J. Cain
Kevin J. Cain Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to Champion Parts, Inc. and will be retained by Champion Parts, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.