Form 10-Q
period 2007-07-01
CHAMPION PARTS INC
filed 2007-08-22
CIK 19161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 1, 2007

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

                                  Class                                                     Outstanding as of July 1, 2007

               Common Shares - $0.10 Par Value                                          3,655,266

CHAMPION PARTS, INC.
Form 10-Q
Cross Reference Index

PART I.    FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHAMPION PARTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (unaudited)

ASSETS	July 1, 2007	December 31, 2006
CURRENT ASSETS
Cash	$32,000	$347,000
Accounts Receivable, Less Allowance for Uncollectible Accounts
of $226,000 and $2,168,000 in 2007 and 2006, respectively	5,426,000	5,615,000
Miscellaneous Receivables	24,000	22,000
Inventories, Net of Reserves	14,797,000	15,685,000
Prepaid Expenses and Other Assets	404,000	423,000
Total Current Assets	20,683,000	22,092,000
PROPERTY, PLANT AND EQUIPMENT
Land	70,000	70,000
Buildings	4,462,000	4,461,000
Machinery and Equipment	14,869,000	15,053,000
Gross Property, Plant & Equipment	19,401,000	19,584,000
Less: Accumulated Depreciation	17,479,000	17,397,000
Net Property, Plant & Equipment	1,922,000	2,187,000
Total Other Assets	2,024,000	2,119,000
Total Assets	$24,629,000	$26,398,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$4,478,000	$5,106,000
Accrued Expenses
Salaries, Wages and Employee Benefits	297,000	392,000
Other Accrued Expenses	3,921,000	4,521,000
Taxes Other Than Income	79,000	51,000
Current Maturities of Long Term Debt – Mortgage Note	118,000	114,000
Revolving Loan	8,790,000	-
Total Current Liabilities	17,683,000	10,184,000
DEFERRED INCOME TAXES	986,000	1,041,000
LONG-TERM DEBT
Long Term Notes Payable – City of Hope	536,000	-
Long-Term Notes Payable – Acquisition Note	2,724,000	3,236,000
Long-Term Notes Payable – Revolving Loan	-	8,326,000
Long-Term Notes Payable – Mortgage Note	482,000	541,000
Long-Term Notes Payable – Subordinated Debt	1,793,000	1,793,000
Long-Term Notes Payable – Asset Purchase Note	130,000	130,000
Total Long-Term Debt	5,665,000	14,026,000
STOCKHOLDERS' EQUITY
Preferred Stock - No Par Value; authorized, 10,000,000
shares; issued and outstanding, none	-	-
Common Stock - $0.10 Par Value; 50,000,000 shares authorized
3,655,266 shares outstanding	366,000	366,000
Additional Paid In Capital	15,578,000	15,578,000
Accumulated (Deficit)	(13,777,000)	(12,925,000)
Accumulated Other Comprehensive (Loss)	(1,872,000)	(1,872,000)
Total Stockholders’ Equity	295,000	1,147,000
Total Liabilities and Stockholders’ Equity	$24,629,000	$26,398,000

The accompanying notes are an integral part of these statements.

CHAMPION PARTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE PERIODS ENDED (unaudited)

	Six Months July 1, 2007	Six Months July 2, 2006	Three Months July 1, 2007	Three Months July 2, 2006
Net Sales	$9,398,000	$10,670,000	$4,116,000	$4,532,000
Costs and Expenses:
Cost of Products Sold	8,439,000	8,801,000	3,926,000	3,810,000
Selling, Distribution & Administration	1,144,000	1,194,000	590,000	451,000
Total Costs and Expenses	9,583,000	9,995,000	4,516,000	4,261,000
Operating (Loss) Income	(185,000)	675,000	(400,000)	271,000
Other Operating Expense/(Income):
Interest Expense, Net	530,000	286,000	301,000	139,000
Other Operating (Income)	127,000	(4,000)	129,000	(2,000)
Total Operating Expense/(Income)	657,000	282,000	430,000	137,000
Income (Loss) Before Income Taxes	(842,000)	393,000	(830,000)	134,000
Income Tax Expense (Benefit)	10,000	41,000	-	21,000
Net Income (Loss)	($852,000)	$352,000	($830,000)	$113,000
Weighted Average Common Shares
Shares Outstanding at Year-end:
Basic	3,655,266	3,655,266	3,655,266	3,655,266
Diluted	3,655,266	3,708,134	3,655,266	3,712,473
Earnings Per Common Share – Basic:
Net Income (Loss) per common share	($0.23)	$0.10	($0.23)	$0.03
Earnings Per Common Share - Diluted:
Net Income (Loss) Per Common Share	($0.23)	$0.09	($0.23)	$0.03

The accompanying notes are an integral part of these statements

CHAMPION PARTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY/(DEFICIT) (unaudited)

	Common Shares	Stock Amount	Additional Paid-In Capital	Accumulated (Deficit)	Accumulated Other Comprehensive Income/(Loss)
Balance, December 31, 2006	3,655,266	$366,000	$15,578,000	($12,925,000)	($1,872,000)
Net Income (Loss)				(852,000)
Balance, July 1, 2007	3,655,266	$366,000	$15,578,000	($13,777,000)	($1,872,000)

The accompanying notes are an integral part of these statements

CHAMPION PARTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

FOR THE PERIODS ENDED (unaudited)

	Six Months July 1, 2007	Six Months July 2, 2006	Three Months July 1, 2007	Three Months July 2, 2006
Net Income (Loss) and Other Comprehensive Income	($852,000)	$352,000	($830,000)	$113,000

The accompanying notes are an integral part of these statements.

CHAMPION PARTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - PERIODS ENDED
(unaudited)

	Six Months July 1, 2007	Six Months July 2, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	($852,000)	$352,000
Adjustments to Reconcile Net Income to Net Cash Provided By/(Used In) Operating Activities:
Loss on Disposition of Fixed Assets	137,000	-
Depreciation and Amortization	164,000	169,000
Provision for Inventory Write-Offs	(6,000)	278,000
Provision for Doubtful Accounts	-	116,000
Changes in Assets and Liabilities:
Accounts Receivable Trade	189,000	(980,000)
Accounts Receivable Miscellaneous	(2,000)	17,000
Inventories	894,000	(67,000)
Prepaid Expenses	19,000	40,000
Other Assets	95,000	-
Deferred Income Taxes	(55,000)	-
Accounts Payable	(628,000)	67,000
Accrued Expenses and Other	(667,000)	15,000
NET CASH USED IN OPERATING ACTIVITIES	(712,000)	7,000
CASH FLOWS FROM INVESTING ACTIVITIES
Capital Expenditures	(35,000)	(30,000)
NET CASH USED IN INVESTING ACTIVITIES	(35,000)	(30,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings Under Revolving Loan	467,000	56,000
Acquisition Note	(512,000)	-
Net Borrowings Under Mortgage Loan	(59,000)	(54,000)
City of Hope Note	536,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	432,000	2,000
NET INCREASE / (DECREASE) IN CASH
AND EQUIVALENTS	(315,000)	(21,000)
CASH AND EQUIVALENTS - Beginning of Year	347,000	276,000
CASH AND EQUIVALENTS - End of Year	$32,000	$255,000

Supplemental Disclosures of Cash Flow Information
Cash Paid during the Quarter:
Income Taxes	-	117,000
Interest	435,000	247,000

The accompanying notes are an integral part of these statements.

CHAMPION PARTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1

The accompanying financial statements for the six months ending July 1, 2007 and July 2, 2006 have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements and these notes should be read in conjunction with the consolidated financial statements and footnotes of the Company included in the Company's Annual Report submitted on Form 10-K for the year ended December 31, 2006.

In July 2007, the Company received correspondence from the SEC seeking information as to the company's treatment of and disclosure relating to the  November, 2006 Tomco acquisition, the reclassification of credit memos at year end December 31, 2006, and certain other matters.  The company is in the process of providing information to the SEC.

The consolidated balance sheet at December 31, 2006 has been derived from the audited financial statements at that date.

The Company previously adopted Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information” and management views the Company as one business segment, the remanufacturing of auto parts.

Note 2

The information furnished herein reflects all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period. Results of operations for the six months ending July 1, 2007 are not necessarily indicative of results to be expected for the entire year.

Note 3

Inventories are valued at the lower of cost (first-in, first-out method) or market.  A summary of the gross inventories and reserves follows:

	July 1, 2007	December 31, 2006
Gross Inventories
Raw Cores	$10,318,000	$10,287,000
Parts	4,171,000	4,399,000
Sub-Total Raw Materials	14,489,000	14,686,000
Work-In-Process	3,065,000	2,836,000
Finished Goods	7,311,000	8,238,000
Total Inventories, Gross	24,865,000	25,760,000

Inventory Reserves
Core Devaluation Reserve	(5,542,000)	(6,082,000)
Obsolescence Reserves	(3,554,000)	(3,489,000)
Valuation Reserves	(972,000)	(504,000)
Total Inventory Reserves	(10,068,000)	(10,075,000)

Total Inventories, Net	$14,797,000	$15,685,000

Note 4

For reporting purposes, product and core returns are offset against gross sales in arriving at net sales.  Total returns for the three months ended July 1, 2007 were $1,107,000 compared to $1,405,000 for the three months ended July 2, 2006. Total returns for the six months ended July 1, 2007 were $3,181,000 compared to $3,232,000 for the six months ended July 2, 2006.

Note 5

For the quarter ending July 1, 2007, net sales to the Company's six largest customers were approximately 78.1% of total net sales, with the four largest customers comprising 70.5% of the total. For the same period in 2006, the Company's six largest customers accounted for a total of 86% of the Company's net sales, with the four largest customers comprising 72% of the total.

For the six months ending July 1, 2007 net sales to the Company's six largest customers were approximately 76.8% of total net sales, with the four largest customers comprising 68.6% of the total. For the same period in 2006, the Company's six largest customers accounted for a total of 88% of the Company's net sales, with the four largest customers comprising 68% of the total.

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

In June 2007 certain leasehold improvements were impaired upon the termination of the Company’s operating lease for its Port Richey plant. The carrying value of long lived assets determined to be unrecoverable was $137,000. Accordingly a loss on impairment of the Company’s fixed assets of $137,000 was recognized for the quarter ending July 1, 2007.

Note 7

The income tax expense attributable to operations for the three months and six months ended July 2, 2006, differed from the amounts computed by applying the federal income tax rate of 34% principally as a result of tax benefits recognized related to the carry forward of net operating losses.  There was no tax benefit provided for the three months and six months ended July 1, 2007, since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the un-unutilized amount of such benefits.

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

At July 1, 2007, the balance outstanding on the Company’s revolving loan facility with PNC Bank, National Association was $8,790,000 and letter of credit accommodations were $40,000. Also at July 1, 2007, the balance outstanding on the Company’s commercial mortgage loan with Elk Horn Bank was $600,000. The total of the loan balances was $9,390,000, which compares to a total loan balance at December 31, 2006 of $8,981,000 and letter of credit accommodations of $40,000. In July, 2007, PNC Bank, National Association, notified the Company of PNC Bank’s determination that, at April 1, 2007, the Company was not in compliance with the fixed charge coverage ratio covenant in the Loan Agreement, as amended.  At July 1, 2007, the Company was not in compliance with the fixed charge coverage ratio covenant and certain other loan provisions.  The Company is discussing with PNC Bank a potential waiver by PNC Bank of such noncompliance, but there is no assurance that the bank will waive the failure to comply with the loan covenant.  As a result, the company has reclassified the long term loan to a current liability at July, 1, 2007 as a result of the occurrence of default.

The Company is also indebted under a note relating to the acquisition of a business competitor for 11 years, payable in monthly installments of 7.5% of net sales for the first three years and 5.0% of net sales for the remaining eight years. The Note is subject to a $9.5 million cap and other adjustments.  The estimated present value of the payout balance of the Note at July 1, 2007 is $2,724,000. The earn-out on the acquisition note for the six month ended was approximately $464,000.

The Company has other debt related to a settlement with general creditors executed in 1997. The note is contingent on the availability of defined free cash flow payable annually in the years 2005-2009. The cumulative balance of the note at July 1, 2007 is $1,793,000. No payments have been made since 1997.

The Company has other debt related to an acquisition in 2004. The note is contingent on attaining certain sales levels. The balance of the note at July 1, 2007 is $130,000.

The Company has other debt related to the City of Hope for the purpose of providing a loan to the Company to purchase equipment and create new jobs. The term of the note is 8 years from June 2007 with zero interest for the first 3 years and 5% payable for the years thereafter.  The balance of the note at July 1, 2007 is $536,000.

Note 9

Net income per common share - basic earning per share is calculated by divided the income available to common shareholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. (Diluted EPS gives effect to all dilutive potential common shares outstanding for the period. Since the Company reported a net loss for the three months and six months ended July 1, 2007 common stock equivalents were anti-dilutive and therefore basic and diluted earnings per common share were the same.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Management Overview

First six months 2007 net sales of $9,398,000 were $1,272,000, or 11.9%, lower than the same period in 2006 primarily reflecting lower sales of heavy duty and agricultural products and air conditioning compressors. Heavy duty and agricultural sales declined primarily as a result of the loss of a major customer. Sales of air conditioning products were substantially lower due to slow market demand and a major customer adjusting its stocking levels. These decreases were partially offset by increases in sales of carburetor products, as a result of the Tomco acquisition which were partially offset by decreased carburetor sales to two major customers. The company believes those carburetor customers were reducing inventory levels. Cost of products sold for the first half was lower than 2006 by $362,000, but proportionately higher as a result of lower sales, and product mix.  Selling, distribution and administrative expenses for the half were lower than 2006 by $50,000, or 4.2%. Effective May 26th the Company froze the pension plan thus reducing the pension cost. Operating loss for the first half was $185,000 versus an income of $675,000 in first half 2006, a decrease of $860,000.

At December 31, 2006 the collectability of certain customer accounts was doubtful and accordingly the provision for doubtful accounts was increased. In the second quarter approximately $2,000,000 of the accounts were charged off against the allowance.

Interest cost in the first six months of 2007 was up $244,000 over the corresponding period in 2006, reflecting a higher revolver balance.

Other operating loss in the first six months of 2007 was $127,000 versus an income of $4,000 in the same period of 2006, for a decrease of $131,000.

The net loss for the first six months of 2007 was $852,000 versus an income of $352,000 in 2006. On a comparison basis, the $1,204,000 decline in net income primarily reflects costs incurred at closing the Company’s B&T Division, decreases in sales, and the resulting new market equilibriums for the Company’s carburetor products. Costs associated with closing the Company’s B&T Division included approximately $57,000 for relocation and $90,000 for early termination of leases.

Results of Operations

Three months ended July 1, 2007 compared to three months ended July 2, 2006

Net sales for the quarter ending July 1, 2007 were $4,116,000 versus net sales of $4,532,000 for the same fiscal quarter in 2006.  The $416,000, or 9.2%, decrease in net sales compared to the second quarter of 2006 reflects lower sales of heavy duty and agricultural products and air conditioning compressors. Heavy duty and agricultural sales declined primarily as a result of the loss of a major customer. Sales of air conditioning products were substantially lower due to slow market demand and a major customer adjusting its stocking levels. These decreases were partially offset by increases in sales of carburetor products, as a result of the Tomco acquisition, partially offset by decreased carburetor sales to two major customers. The company believes those carburetor customers were reducing inventory levels.  Total product and core returns, which are accounted for as reductions to gross sales, were 39% and 34% of gross sales for the second quarter of 2007 and 2006, respectively. Product and core returns were a higher percentage for the second quarter of 2007 reflecting the impact of higher core and warranty returns for the period.

At December 31, 2006 the collectability of certain customer accounts was doubtful and accordingly the provision for doubtful accounts was increased. In the second quarter approximately $2,000,000 of the accounts were charged off against the allowance.

Carburetor net sales were 85.8% and 51.3% of total net sales, for the three months ending July 1, 2007 and July 2, 2006, respectively. Even though new vehicles sold are no longer equipped with carburetors in the United States and Canada, the Company continues to sell replacement units for older vehicles, which predominantly use carburetors.  The Company expects that the trend in carburetor sales will decline in future periods.  In addition, carburetor margins may be negatively impacted in the future as customers accelerate product returns during periods of declining demand. Because returns reflect the level of sales in prior periods, returns are expected to increase as a percentage of gross sales in a period of declining sales.

Cost of products sold was $3,926,000, or 95.3%, of net sales for the second quarter of 2007 as compared to $3,810,000, or 84.1%, for the second quarter of 2006.  The $116,000, increase versus 2006 is due to significantly lower sales volumes and higher costs.

Selling, distribution and administrative expenses for the second quarter 2007 were $590,000, or 14.3% of net sales as compared to $451,000, or 10%, for the second quarter of 2006. The increase primarily reflects lower sales, higher shipping and fuel surcharge costs, and nonrecurring relocation costs.

Operating loss for the quarter was $400,000, compared to an income of $271,000 for the second quarter of 2006. The operating income decrease of $671,000 is attributed the factors described above.

Interest expense of $301,000 for the quarter was $162,000 more than 2006, reflecting a higher revolver balance this year.  The revolving interest rate is 0.25% above bank prime.  The commercial loan rate on the Company’s Hope, Arkansas property is New York prime plus 2% adjusted quarterly.

Other operating loss for the second quarter of 2007 was $129,000 versus an income of $2,000 in the same period of 2006. The other operating loss for the second quarter is primarily due to certain leasehold improvements that were impaired upon the termination of the Company’s operating lease for its Port Richey plant. The carrying value of long lived assets determined to be unrecoverable was $137,000. Accordingly a loss on impairment of the Company’s fixed assets of $137,000 was recognized for the quarter ending July 1, 2007.

Net loss was $830,000 for the second quarter versus an income of $113,000 for 2006.  The $943,000 decline resulted primarily from losses incurred in closing the Company’s B&T Division and decreases in sales.

Six months ended July 1, 2007 compared to six months ended July 2, 2006

Net sales for the six months ending July 1, 2007 were $9,398,000 versus net sales of $10,670,000 for the same fiscal period in 2006. The $1,272,000, or 11.9%, decrease in net sales compared to the second quarter of 2006 reflecting lower sales of heavy duty and agricultural products and air conditioning compressors. Heavy duty and agricultural sales declined primarily as a result of the loss of a major customer. Sales of air conditioning products were substantially lower due to slow market demand and a major customer adjusting its stocking levels. These decreases were partially offset by increases in sales of carburetor products, as a result of the Tomco acquisition, partially offset by decreased carburetor sales to two major customers. The company believes those carburetor customers were reducing inventory levels.  Total product and core returns, which are accounted for as reductions to gross sales, were 39% and 35% of gross sales for the first half of 2007 and 2006, respectively. Product and core returns were a higher percentage for the second quarter of 2007 reflecting the impact of higher core and warranty returns for the period.

Carburetor net sales were 81.1% and 50.0% of total net sales, for the first six months of 2007 and 2006, respectively. Even though new vehicles sold are no longer equipped with carburetors in the United States and Canada, the Company continues to sell replacement units for older vehicles, which predominantly use carburetors.  The Company expects that the market for carburetors will decline in future periods.  In addition, carburetor margins may be negatively impacted in the future as customers accelerate product returns during periods of declining demand.

Cost of products sold was $8,439,000, or 89.8%, of net sales for the first half of 2007 as compared to $8,801,000, or 82.5%, for the first half of 2006.  Cost of products sold included approximately $200,000 associated with the closure of the Port Richey plant. The increase as a percentage of sales versus 2006 is primarily due to significantly lower sales volumes, higher costs, and higher shipping and fuel surcharge costs.

Selling, distribution and administrative expenses year-to-date in 2007 were $1,144,000 compared to $1,194,000 in the same period of 2006. Administrative salaries and associated fringe costs were lower than last year. Effective early July 2007 the Company froze the pension plan thus reducing the pension costs.  Distribution expenses included approximately $60,000 in nonrecurring relocation costs.

Operating loss for the first half was $185,000, compared to $675,000 for the first half of 2006.  The operating income decrease of $860,000, versus 2006 is attributed primarily to the Company’s B&T Division and sales price and market adjustments described above.

At December 31, 2006 the collectability of certain customer accounts was doubtful and accordingly the provision for doubtful accounts was increased. In the second quarter approximately $2,000,000 of the accounts were charged off against the allowance

Interest expense of $530,000 for the six months was up $244,000 over 2006, reflecting a higher revolver balance.

Other operating loss for the period was $127,000 versus an income of $4,000 recorded in 2006, a   decrease of $131,000. The other operating loss for the second half is primarily due to certain leasehold improvements that were impaired upon the termination of the Company’s operating lease for its Port Richey plant. The carrying value of long lived assets determined to be unrecoverable was $137,000. Accordingly a loss on impairment of the Company’s fixed assets of $137,000 was recognized for the quarter ending July 1, 2007.

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

The Company recognizes sales when products are shipped.  Net sales reflect deductions for products returned for credit and other customary returns and allowances. Such deductions and returns and allowances are recorded currently based upon continuing customer relationships and other criteria.  The Company's customers are encouraged to trade-in cores that may be rebuilt for products that are included in the Company's current product line.

Deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.  At July 1, 2007, the Company’s deferred tax asset consisted principally of net inventory reserves and net operating loss carry forwards.  The Company’s deferred tax asset has been reduced by a valuation allowance to the extent such benefits are not expected to be fully utilized.

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

Also on August 10, 2004, the Company entered into a commercial property loan on the Hope, Arkansas property with Elk Horn Bank and Trust Company acting as lead bank for a group of five lending institutions. The loan with Elk Horn is for $900,000, with seven-year amortization and an interest rate of New York prime plus 2% adjusted quarterly. The balance of the mortgage note at July 1, 2007 is $600,000.

In July, 2007, PNC Bank, National Association, notified the Company of PNC Bank’s determination that, at April 1, 2007, the Company was not in compliance with the fixed charge coverage ratio covenant in the Loan Agreement, as amended.  At July 1, 2007, the Company was not in compliance with the fixed charge coverage ratio covenant and certain other loan provisions.  The Company is discussing with PNC Bank a potential waiver by PNC Bank of such noncompliance, but there is no assurance that the bank will waive the failure to comply with the loan covenant.  As a result, the company has reclassified the long term loan to a current liability at July, 1, 2007 as a result of the occurrence of default.

Working Capital

Net working capital at July 1, 2007 was $3,000,000 compared to $11,908,000 at December 31, 2006, a decrease of $8,908,000, primarily reflecting an increase in current liabilities as a result of the reclassification of the revolving credit facility from long term to current short term debt.

Net trade accounts receivable at July 1, 2007 were $5,426,000, a decrease of $189,000 versus the year-end 2006 balance of $5,615,000.  The decrease in the Company's accounts receivable balance at the end of the first half versus year-end reflects lower sales in the first six months of 2007 compared to the last six months of 2006. Payment terms vary by customer. At December 31, 2006 the collectability of certain customer accounts was doubtful and accordingly the provision for doubtful accounts was increased. In the second quarter approximately $2,000,000 of the accounts were charged off against the allowance.

Net inventories of $14,797,000 at July 1, 2007 were $888,000 lower as compared to the year-end 2006 balance of $15,685,000.  The decrease in net inventory primarily reflects an increase in raw core reserves. Finished goods were down $927,000 for the six months when compared to the 2006 year end balance of $8,238,000.

Accounts payable at July 1, 2007 were $4,478,000 compared to a balance at year-end 2006 of $5,106,000. The $628,000 decrease in accounts payable is due to the lower net trade accounts payable which have resulted from decreased raw materials spending in the first six months compared to the last half of 2006.

Accrued expenses of $4,297,000 were down $667,000 from the year-end 2006 balance of $4,964,000.

Debt

At July 1, 2007, the balance outstanding on the Company’s revolver loan facility with PNC Bank, National Association was $8,790,000 and letter of credit accommodations were $40,000. At July 1, 2007, the balance outstanding on the Company’s commercial mortgage loan with Elk Horn Bank was $600,000. The total of these loan balances was $9,390,000, which compares to total loan balances at December 31, 2006 of $8,981,000 and letter of credit accommodations of $40,000.

In July, 2007, PNC Bank, National Association, notified the Company of PNC Bank’s determination that, at April 1, 2007, the Company was not in compliance with the fixed charge coverage ratio covenant in the Loan Agreement, as amended.  The Company has also determined that at July 1, 2007, the Company was not in compliance with the fixed charge coverage ratio covenant.  The Company is discussing with PNC Bank a potential waiver by PNC Bank of such noncompliance, but there is no assurance that the bank will waive the failure to comply with the loan covenant. As a result, the company has reclassified the long term loan to a current liability at July, 1, 2007 as a result of the occurrence of default.

On December 8, 2003 the Company entered into a purchase agreement (“the asset purchase agreement”) for certain items of inventory. The Company issued a non-interest bearing promissory note wherein the amount payable is the lesser of the face amount of the note ($130,000) or the unpaid principal balance remaining after applying principal reduction payments at the rate of 5% of the related inventory sale. The note contains no definite due date. Payments on the note are due monthly, but solely dependent on the sale of inventory. Penalties only occur if the company fails to make any payment due under the note, within 60 days of the due date, such event would constitute an “Event of Default” and the company would incur collection and reasonable attorney’s fees incurred by the payee. The note is only contingent in terms of the payment schedule which is based upon the sales of the related inventory.

In December 28, 1997 the company entered into a composition agreement with over 90% of its unsecured trade creditors with past due balances of approximately $3.4 million. The plan consisted of a three tiered payout structure to satisfy claims: 1) an immediate cash lump sum distribution, 2) a fixed scheduled payment distribution for the period beginning in 1998 and ending in 2004, and 3) a cash flow distribution (“the cash flow obligation”) beginning in 2005 and ending in 2009.  The estimated amount of the cash flow obligation at December 28, 1997 was $1.5 million. At December 31, 2006 the amounts was $1,793,000, due to additional creditors that accepted the agreement after December 28,1997. The obligation’s payments are due and payable on April 15 of each of the five years beginning April 15, 2005 and ending April 15, 2009. The cash flow obligation is payable with “Available Cash”, if any, defined as the cash flows from operations minus debt service payments plus a capital expenditure allowance limited to not more than 25% of cash flow from operations.  At December 31, 2006 no amounts have been due on the note. Any unpaid balance remaining at April 2009 will be accounted for as an extinguishment of debt in accordance with provisions of SFAS No. 140, paragraph 16.

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

The Company's six largest customers accounted for a total of 76.8% of the Company's net sales for the six months ending July 1, 2007, with the four customers aggregating 68.6% of the total.  For the same period in 2006, the Company's six largest customers accounted for a total of 88% of the Company's net sales, with the four largest customers comprising 68% of the total.

The Company's six largest customers accounted for a total of 78.1% of the Company's net sales in the three months ending July 1, 2007, with the four largest customers aggregating 70.5% of the total.  For the same period in 2006, the Company's six largest customers accounted for a total of 86% of the Company's net sales, with the four largest customers comprising 72% of the total.

A reduction in the level of sales to or the loss of one or more of these customers would have a material adverse effect on the Company's financial condition and results of operations.

While the Company has established reserves for potential environmental liabilities that it believes to be adequate, there can be no assurance that the reserves will be adequate to cover actual costs incurred or that the Company will not incur additional environmental liabilities in the future.

Accordingly, actual results may differ materially from those set forth in forward-looking statements.

OFF-BALANCE SHEET ARRANGEMENTS

As part of its ongoing business, the Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPE's"), or SPE's which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As of the fiscal quarter ended July 1, 2007, the Company is not involved in any unconsolidated SPE transactions.

ITEM 3.    QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT
                   MARKET RISK

The Company has credit facilities that bear interest at various rates based on the bank prime rate. Interest on $9,272,000, or 60% of the Company's debt, was variable based on the lender’s prime rate. Consequently, a general increase of 1% in the lender’s prime rate would result in additional interest cost of approximately $93,000 if the same debt level and structure were to be maintained.

ITEM 4.    CONTROLS AND PROCEDURES

(a)

The Company's certifying officers have concluded based on their evaluation of the Company's disclosure controls and procedures that the disclosure controls and procedures as of the fiscal quarter ended July 1, 2007 are effective in ensuring that material information relating to the Company, including its consolidated subsidiaries, is made known to the certifying officers by others within those entities, as appropriate to allow timely decisions regarding required disclosure, particularly during the period in which this Form 10-K was being prepared, and that information required to be disclosed by the Company in its reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities  and Exchange Commission's rules and forms.

(b)

There was no change in internal control over financial reporting during the fiscal quarter ended July 1, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

On May 9, 2007 Champion was served with a third party complaint in the matter of United States of America and the State of Oklahoma v. Union Pacific Railroad Company.  The third party complaint names the Company and 25 other companies as third party defendants in the action.  The Union Pacific third party complaint alleges the Company is liable for response costs, interest, and national resource damages at the DER Site and seeks contribution from the Company.  The third party complaint seeks a declaration that if Union Pacific is adjudicated to be liable then the third party defendants are liable to Union Pacific for any amounts in excess of Union Pacific’s equitable share, and that if Union Pacific is adjudicated liable to plaintiffs then the third party defendants are liable to Union Pacific in contribution.  The underlying Complaint alleges that Union Pacific was the owner-operator of the DER Site and is liable for approximately $31.7 million in un-reimbursed response costs at the DER Site.

The Company has tendered, the third party complaint to its insurance carriers for defense and indemnity, which has been accepted under a reservation of rights. The company has answered the complaint. The Company is still investigating this new claim, including what other parties, if any, the Company may assert fourth party claims or cross-claims against, and is investigating the Company’s potential exposure.  Based on the DER Site records, the Company is responsible for less than one percent of the volume of material sent to the Site.

ITEM 1A.    RISK FACTORS

See Registrant’s Annual Report on Form 10-K, December 31, 2006, Risk Factors Section, pages 6 through 10, for the current information.

ITEM 6.    EXHIBITS

Exhibits

3(i)

Articles of Incorporation (incorporated by reference to Registrant's Quarterly Report on Form 10-Q "File No. 1-07807", for the quarter ended June 30, 1998).

3(ii)

By Laws (incorporated by reference to Registrant’s current report on Form 8-K, File No. 1-07807, filed June 5, 1997 as amended through June 13, 2007 filed June 19, 2007)

31

Rule 13a-14(a)/15(d)-14(a) Certification

32

Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHAMPION PARTS, INC.

(Registrant)

Dated: August 22, 2007	/s/ W. Jason Guzek
W. Jason Guzek Chief Executive Officer

Dated: August 22, 2007	/s/ Jerry A. Bragiel
Jerry A. Bragiel President, Chief Operating Officer

Dated: August 22, 2007	/s/ Kevin J. Cain
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

I, W. Jason Guzek, Chief Executive Officer, certify that:
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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated: August 22, 2007		/s/ W. Jason Guzek
W. Jason Guzek Chief Executive Officer

Exhibit 31.2

CERTIFICATION
PURSUANT TO EXCHANGE ACT RULES  13A-14(A) / 15D-14(A), AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Jerry A. Bragiel, President, Chief Operating Officer, certify that:
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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated: August 22, 2007		/s/ Jerry A. Bragiel
Jerry A. Bragiel President, Chief Operating Officer

Exhibit 31.3

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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated: August 22, 2007		/s/ Kevin J. Cain
Kevin J. Cain Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PERSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Champion Parts, Inc., (the “Company”) on Form 10-Q for the quarter ended July 1, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, W. Jason Guzek, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1)   The Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

(2)   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 22, 2007	/s/ W. Jason Guzek
W. Jason Guzek Chief Executive Officer

A signed original of this written statement required by Section 906 has been provided to Champion Parts, Inc. and will be retained by Champion Parts, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PERSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Champion Parts, Inc., (the “Company”) on Form 10-Q for the quarter ended July 1, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Jerry A. Bragiel, President, Chief Operating Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1)   The Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

(2)   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 22, 2007	/s/ Jerry A. Bragiel
Jerry A. Bragiel President, Chief Operating Officer

A signed original of this written statement required by Section 906 has been provided to Champion Parts, Inc. and will be retained by Champion Parts, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 32.3

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PERSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Champion Parts, Inc., (the “Company”) on Form 10-Q for the quarter ended July 1, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Kevin J. Cain, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1)   The Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

(2)   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 22, 2007	/s/ Kevin J. Cain
Kevin J. Cain Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to Champion Parts, Inc. and will be retained by Champion Parts, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.